Form 10-Q
period 2000-09-30
AVISTAR COMMUNICATIONS CORP
filed 2000-11-01
CIK 1111632

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ______ to ______


Commission file number:

                       AVISTAR COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   88-0383089
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)


           555 TWIN DOLPHIN DRIVE, SUITE 360, REDWOOD SHORES, CA 94065
               (Address of Principal Executive Offices) (Zip Code)


       Registrant's telephone number, including area code: (650) 610-2900



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes [] No [X]

At September 30, 2000, 25,095,647 shares of common stock of the Registrant were outstanding.

                       AVISTAR COMMUNICATIONS CORPORATION

                                      INDEX


PART I. FINANCIAL INFORMATION                                                    PAGE NO.
-----------------------------                                                    --------
Item 1. Financial Statements ..............................................          3

        Combined and Consolidated Balance Sheets ..........................          3

        Combined and Consolidated Statements of Operations ................          4

        Combined and Consolidated Statements of Cash Flows ................          5

        Consolidated Statement of Stockholders' Equity (Deficit) ..........          6

        Notes to Combined Financial Statements ............................          7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ..........................................        16

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........         28


PART II. OTHER INFORMATION                                                       PAGE NO.
--------------------------                                                       --------

Item 2. Changes in Securities and Use of Proceeds .........................         28

Item 6. Exhibits and Reports on Form 8-K ..................................         29

SIGNATURES ................................................................         30

                         PART I - FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
               AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               COMBINED BALANCE SHEET AS OF DECEMBER 31, 1999 AND
         CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2000 (UNAUDITED)

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             DECEMBER 31,     SEPTEMBER 30,
                                                                                                1999              2000
                                                                                              --------          --------
                                                                                                               (UNAUDITED)
ASSETS:
     Current assets
        Cash and cash equivalents ...................................................         $  6,232          $ 24,867
        Accounts receivable, net of allowance for doubtful
           Accounts of $240 and $229, respectively ..................................            2,041             2,610
        Inventories, including inventory shipped to customer
           sites, not yet installed of $818 and $832, respectively ..................            1,589             2,573
        Prepaid expenses and other current assets ...................................              124               553
                                                                                              --------          --------
           Total current assets .....................................................            9,986            30,603
     Property and equipment, net ....................................................              219               109
     Other assets ...................................................................              318               258
                                                                                              --------          --------
           Total assets .............................................................         $ 10,523          $ 30,970
                                                                                              ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities
        Line of credit ..............................................................         $  1,998          $  2,815
        Notes payable and accrued interest due to related parties ...................            2,533                --
        Accounts payable ............................................................            1,157             1,505
        Deferred revenue ............................................................            1,313             2,632
        Accrued liabilities and other ...............................................            1,329             1,965
                                                                                              --------          --------
           Total current liabilities ................................................            8,330             8,917
                                                                                              --------          --------
     Notes payable and accrued interest due to related parties, net .................            9,190                --
                                                                                              --------          --------
           Total liabilities ........................................................           17,520             8,917
                                                                                              --------          --------
     Stockholders' equity:
        Convertible preferred stock, $0.001 per share par value; aggregate liquidation preference of $40,945 at December 31, 1999:
        Authorized at December 31, 1999 -- 86,000,000; Issued
           and outstanding -- 17,067,369 shares at December 31, 1999 and
        no shares at September 30, 2000, respectively ...............................               17                --
        Common stock, $0.001 par value; 25,000,000 and 250,000,000 (unaudited) shares authorized at December 31, 1999 and, September 30, 2000 respectively,
           2,818,950 and 26,239,272 (unaudited) shares issued at  December 31, 1999
           and September 30, 2000, respectively .....................................                3                26
        Treasury common stock, 1,139,625 and 1,143,625 (unaudited)
           shares at December 31, 1999 and September 30, 2000,
           respectively .............................................................               (1)               (1)
     Additional paid-in-capital .....................................................            9,265            80,285
     Deferred stock compensation ....................................................           (2,084)           (2,299)
     Accumulated deficit ............................................................          (14,197)          (55,958)
                                                                                              --------          --------
           Total stockholders' equity (deficit) .....................................           (6,997)           22,053
                                                                                              --------          --------
           Total liabilities and stockholders' equity ...............................         $ 10,523          $ 30,970
                                                                                              ========          ========

   The accompanying notes are an integral part of these financial statements.

               AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

         COMBINED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
                  ENDED SEPTEMBER 30, 1999 (UNAUDITED) AND THE
          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
                   MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                                        ------------------------        ------------------------
                                                                          1999            2000           1999             2000
                                                                        --------        --------        --------        --------
                                                                                              (UNAUDITED)
Revenue:
      Products ..................................................       $  1,732        $  4,492        $  4,493        $ 11,573
      Services, maintenance and support .........................            892           1,040           2,274           3,210
                                                                        --------        --------        --------        --------
        Total revenue ...........................................          2,624           5,532           6,767          14,783
                                                                        --------        --------        --------        --------
Cost of revenue:
      Products ..................................................            840           1,816           2,480           5,088
      Services, maintenance and support .........................            466             466           1,310           1,520
                                                                        --------        --------        --------        --------
        Total cost of revenue ...................................          1,306           2,282           3,790           6,608
                                                                        --------        --------        --------        --------
        Gross margin ............................................          1,318           3,250           2,977           8,175
                                                                        --------        --------        --------        --------
Operating expenses:
      Research and development ..................................            729           1,129           1,988           2,920
      Sales and marketing .......................................            879           1,660           2,622           4,009
      General and administrative ................................            770           1,154           2,064           2,933
      Amortization of deferred stock compensation ...............            295             447             295           1,615
                                                                        --------        --------        --------        --------
        Total operating expenses ................................          2,673           4,390           6,969          11,477
                                                                        --------        --------        --------        --------
        Loss from operations ....................................         (1,355)         (1,140)         (3,992)         (3,302)
                                                                        --------        --------        --------        --------
Other income (expenses)
      Interest expense ..........................................           (333)           (247)           (664)           (977)
      Interest income ...........................................             24             192              35             311
      Other, net ................................................             (5)             (5)            (15)            (10)
                                                                        --------        --------        --------        --------
        Total other expense, net ................................           (314)            (60)           (644)           (676)
                                                                        --------        --------        --------        --------
        Net loss ................................................       $ (1,669)       $ (1,200)       $ (4,636)       $ (3,978)
                                                                        ========        ========        ========        ========
Beneficial conversion related to convertible preferred
      stock .....................................................                       $(37,783)                       $(37,783)
                                                                                        --------                        --------
Net loss attributable to common stockholders ....................       $ (1,669)       $(38,983)       $ (4,636)       $(41,761)
                                                                        ========        ========        ========        ========
Net loss per share - basic and diluted ..........................       $ (14.14)       $  (3.21)       $ (40.31)       $  (9.95)
Weighted Average shares used in calculating basic and diluted net
      loss per share ............................................            118          12,136             115           4,195

Pro forma net loss per share - basic & diluted ..................                       $  (1.56)                       $  (1.67)
Pro forma weighted average shares used in calculating
      basic and net loss per share ..............................                         25,067                          25,012

   The accompanying notes are an integral part of these financial statements.

               AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              COMBINED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS
                    ENDED SEPTEMBER 30, 1999 (UNAUDITED) AND
             CONSOLIDATED STATEMENT OF CASH FLOW FOR THE NINE MONTHS
                      ENDED SEPTEMBER 30, 2000 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      ------------------------
                                                                                        1999            2000
                                                                                      --------        --------
                                                                                            (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss ....................................................................       $ (4,636)       $ (3,978)
  Adjustments to reconcile net loss to net cash (used in) operating activities:
    Amortization of stock compensation expense ................................            295           1,615
    Depreciation ..............................................................            197             110
    Allowance for doubtful accounts ...........................................            (32)            (11)
    Changes in current assets and liabilities:
       Accounts receivable ....................................................         (1,001)           (558)
       Inventories ............................................................           (362)           (984)
       Prepaid expenses and other current assets ..............................           (163)           (429)
       Other assets ...........................................................           (261)             60
       Accounts payable .......................................................            671             348
       Deferred revenue .......................................................            405           1,319
       Accrued liabilities and other ..........................................            327             639
                                                                                      --------        --------
  Net cash (used in) operating activities .....................................         (4,560)         (1,869)
                                                                                      --------        --------
Cash Flows from Investing Activities:
  Purchase of property and equipment ..........................................           (111)              0
                                                                                      --------        --------
Cash Flows from Financing Activities:
  Net borrowings under line of credit .........................................            197             817
  Payments on notes payable to related parties ................................             --         (12,623)
  Borrowings from related parties .............................................          5,051             900
  Proceeds from issuance of common stock ......................................             --          31,410
                                                                                      --------        --------
  Net cash provided by financing activities ...................................          5,248          20,504
                                                                                      --------        --------
Net increase in cash and cash equivalents .....................................            577          18,635
Cash and cash equivalents, beginning of period ................................            139           6,232
                                                                                      --------        --------
Cash and cash equivalents, end of period ......................................       $    716        $ 24,867
                                                                                      ========        ========
Supplemental Cash Flow Information:
  Cash paid for income taxes ..................................................       $     --        $      5
  Cash paid for interest ......................................................       $     --        $  1,201
  Beneficial conversion related to convertible preferred stock ................       $     --        $ 37,783

   The accompanying notes are an integral part of these financial statements.

               AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                          CONVERTIBLE
                                                        PREFERRED STOCK             COMMON STOCK               TREASURY STOCK
                                                     SHARES        AMOUNT        SHARES        AMOUNT         SHARES     AMOUNT
                                                     ------        ------        ------        ------         ------     ------
Balance, December 31, 1999 .....................   17,067,369   $        17     2,818,950     $       3     1,139,625  $        (1)
Issuance of common stock pursuant to initial
public offering net of related costs
(unaudited) ....................................                                3,000,000             3
Issuance of common stock pursuant to exercise of
stock options (unaudited) ......................                                  204,375
Conversion of Preferred Stock to Common stock
(unaudited) ....................................  (17,067,369)          (17)   17,067,369            17
Beneficial Conversion related to convertible
preferred stock (unaudited) ....................                                3,148,578             3
Repurchase of common stock upon employee
termination (unaudited) ........................                                                                4,000
Deferred stock compensation (unaudited) ........
Amortization of deferred stock
compensation(unaudited) ........................
Net loss (unaudited) ...........................
                                                  -----------   -----------   -----------     ---------   -----------  -----------
Balance, September 30, 2000 (unaudited) ........           --            --    26,239,272     $      26     1,143,625  $        (1)
                                                  ===========   ===========   ===========     =========   ===========  ===========


                                                    ADDITIONAL       DEFERRED                          TOTAL
                                                      PAID-IN          STOCK        ACCUMULATED     STOCKHOLDERS'
                                                      CAPITAL       COMPENSATION      DEFICIT      EQUITY (DEFICIT)
                                                      -------       ------------      -------      ----------------
Balance, December 31, 1999 .....................   $     9,265     $    (2,084)    $   (14,197)     $    (6,997)
Issuance of common stock pursuant to initial
public offering net of related costs
(unaudited) ....................................        31,349                                           31,352
Issuance of common stock pursuant to exercise of
stock options (unaudited) ......................            61                                               61
Conversion of Preferred Stock to Common stock
(unaudited) ....................................
Beneficial Conversion related to convertible
preferred stock (unaudited) ....................        37,780                         (37,783)
Repurchase of common stock upon employee
termination (unaudited) ........................
Deferred stock compensation (unaudited) ........         1,830          (1,830)
Amortization of deferred stock
compensation(unaudited) ........................                         1,615                            1,615
Net loss (unaudited) ...........................                                        (3,978)          (3,978)
                                                   -----------     -----------     -----------      -----------
Balance, September 30, 2000 (unaudited) ........   $    80,285     $    (2,299)    $   (55,958)     $    22,053
                                                   ===========     ===========     ===========      ===========



   The accompanying notes are an integral part of these financial statements.

               AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BUSINESS, ORGANIZATION, BASIS OF PRESENTATION AND RISKS AND UNCERTAINTIES

BUSINESS

        Avistar Communications Corporation ("Avistar" or the "Company") provides networked video communications software and hardware products and services. Avistar's products include applications for interactive video calling, content creation and publishing, broadcast video and video-on-demand as well as data sharing, directory services and network management. Avistar designs, markets, sells, manufactures or assembles and installs and supports its products. Avistar's real-time and non-real-time products are based upon its architecture and Video Operating System(TM), which facilitate distribution over local and wide area networks using telephony or internet services as appropriate. Avistar's services include consulting, implementation, training, maintenance and support.

ORGANIZATION

        The business was founded in 1993 as a Nevada limited partnership, Avistar Systems, Limited Partnership ("ASLP" or "Predecessor"). In December 1997, ASLP entered into an acquisition agreement (the "Asset Acquisition") with a newly formed corporation, Avistar Systems Corporation ("ASC"), to convey all of ASLP's assets, and transfer all of ASLP's liabilities, in exchange for 16,000,000 shares of ASC's Series A convertible preferred stock and 2,171,400 shares of common stock. Effective December 31, 1997, all operations previously conducted by ASLP were thereafter undertaken by ASC.

        Collaboration Properties, Inc. ("CPI") and VCT, Inc. ("VCT") were founded in 1997 and 1998, respectively, to hold certain intellectual property, including patents, that underlie certain technology used by ASLP and subsequently by ASC. Three of the stockholders of CPI and VCT, owning approximately 95% of CPI and 100% of VCT, were also the partners of Collaborative Holdings L.P. ("CHLP"), which owned a controlling interest in ASLP. The remaining 5% ownership of CPI was held by UBS (USA), Inc. ("UBS") which also held a 5% ownership interest in ASC (see Note 5). Accordingly, the accounts of CPI and VCT have been combined at historical cost with those of ASC for all periods presented since their inception.

REORGANIZATION

        Effective March 31, 2000, ASC merged with and into a newly formed Delaware corporation, Avistar Communications Corporation ("ACC"). The operating assets and liabilities of Avistar were then contributed to a wholly owned subsidiary, now known as Avistar Systems Corporation. At the same time, the owners of CPI and VCT transferred all of their stock in those entities to Avistar as a capital contribution. As a result, CPI and VCT are recorded at their historical cost basis and became wholly owned subsidiaries of Avistar as of March 31, 2000. In April 2000, the operations of VCT were merged with and into CPI.

        In June 2000, all of the Series A preferred stock held by ASLP was distributed to the Company's three founders and several other individuals based on their respective ownership interests in ASLP. In addition, all of the shares of Avistar's common stock, held by ASLP was distributed to the Company's employees, former advisors and officers.

INITIAL PUBLIC OFFERING

        In August, 2000, ACC completed an initial public offering, selling three million shares of common stock at $12 per share. The initial public offering resulted in net proceeds to the Company of approximately $31.4 million after the payment of the underwriters' commission and deduction of offering expenses. Simultaneous with the closing of the initial public offering, the Company's outstanding shares of preferred stock were automatically converted into 17,067,369 shares of common stock. Additionally, the Company issued an additional 3,148,578 shares of common stock and recorded a $37.8 million preferred stock dividend for the beneficial conversion feature related to the preferred shares and their conversion into common shares. See also note 8.

        In August 2000, the Company used a portion of the net proceeds from the initial public offering to repay the outstanding balances of notes payable and accrued interest due related parties of approximately $12.6 million. The remainder of the proceeds have been invested in securities with maturities of three months or less and are included in cash and cash equivalents as of September 30, 2000.

BASIS OF PRESENTATION

        The reorganization in March 2000 of these affiliated entities described above was treated as a combination of entities under common control for financial reporting purposes. Accordingly, the accompanying financial statements as of December 31, 1999, have been presented on a combined basis to reflect the operations of ASC and its wholly-owned consolidated subsidiary, Avistar Systems
(UK) Limited ("ASUK"), together with the results of CPI and VCT, after elimination of all accounts and transactions between the affiliated entities. The unaudited balance sheet as of September 30, 2000 presents the consolidated financial position of Avistar and its two wholly-owned subsidiaries, Avistar Systems Corporation and CPI. The combined and consolidated results are referred to, collectively, as those of Avistar or the Company in these footnotes.

        The functional currency of ASUK is the U.S. dollar. Accordingly, all gains and losses resulting from those transactions denominated in currencies other than the U.S. dollar are included in the combined statements of operations.

RISKS AND UNCERTAINTIES

        The markets for the Company's products and services have only recently begun to develop. Some of the Company's products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty. Acceptance of the Company's products, over time, is critical to the Company's success. The Company's prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing the evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $56 million as of September 30, 2000. The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the use of differing distribution channels, the timing of the new product announcements by the Company or its competitors, and general economic conditions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

        In the opinion of management, the unaudited consolidated financial statements furnished in this report reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods covered and of the Company's financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These combined financial statements should be read in conjunction with the

Company's audited financial statements and the accompanying notes for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission. The combined balance sheet at December 31, 1999 is derived from the audited financial statements as of that date.

CASH AND CASH EQUIVALENTS

        The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's cash equivalents at December 31, 1999, and September 30, 2000 consist of money market funds and government securities and money market funds, respectively. Cost approximates fair value due to the short term maturity of these securities.

SIGNIFICANT CONCENTRATIONS

        A relatively small number of customers have accounted for a significant percentage of the Company's revenues. Revenues from major customers as a percentage of revenues are as follows for the years three months and nine months ended September 30, 1999 and 2000:

                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                               --------------       ---------------
                                               1999      2000       1999       2000
                                               ----      ----       ----       ----
                                                           (UNAUDITED)
Customer A .............................         *        38%         *         29%
Customer B .............................        45%       33%        21%        25%
Customer C .............................         *        11%         *         12%
Customer D .............................        30%        *         36%        15%
Customer E .............................         *         *         10%         *

----------
* Less than 10%

        Any change in the relationship with these customers could have a potentially adverse effect on the Company's financial position. No such change is currently anticipated by management.

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from U.S. and foreign entities. As of December 31, 1999, approximately 80 percent of accounts receivable was concentrated with three customers. As of September 30, 2000, approximately 75 percent of accounts receivable was concentrated with four customers.

INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out method) or market and comprise the following (in thousands):

                                                                       DECEMBER 31,  SEPTEMBER 30,
                                                                          1999         2000
                                                                       ------------  -------------
                                                                              (UNAUDITED)
Raw materials ...................................................        $  302        $  557
Work-in-progress ................................................           382           884
Finished goods ..................................................            87           300
Inventory shipped to customer sites, not yet installed ..........           818           832
                                                                         ------        ------
                                                                         $1,589        $2,573
                                                                         ======        ======

        Inventory shipped to customer sites, not yet installed represents product shipped to customer sites pending completion of the installation process by the Company. As of December 31, 1999, and September 30, 2000, the Company has billed approximately $1,454 and $2,813 to their customers related to these shipments, but has not recorded the receivable or the revenue, as the installations have not been completed.

RESEARCH AND DEVELOPMENT

        Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86 ("SFAS 86"), "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of a working model and the point at which the product is ready for general release have been insignificant. Through September 30, 2000, all research and development costs have been expensed.

PATENT COSTS

        Due to uncertainties about the estimated future economic benefits and lives of the Company's patent applications, all related outside patent costs have been expensed as incurred and the Company plans to continue with this policy in the future. Outside patent costs were approximately $0.3 million for the nine months ended September 30, 1999 and 2000, and are reflected in general and administrative expenses in the accompanying statement of operations.

REVENUE RECOGNITION AND DEFERRED REVENUE

        The Company's revenue recognition policy is in compliance with Statement of Position ("SOP") SOP 97-2, "Software Revenue Recognition" (SOP 97-2), and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9). Although the Company may enter into separate contracts for various elements, arrangements with customers to provide products and related services (such as installation, maintenance and training) are accounted for as a single arrangement. The Company recognizes revenues from product sales when all of the following conditions are met: the product has been shipped, an arrangement exists with the customer at a fixed price and the Company has the right to invoice the customer, collection of the receivable is probable and the Company has fulfilled all of its material contractual obligations to the customer.

        The price charged for maintenance is stipulated in the contract and is based on a percentage of product revenue. Customers have the option to renew the maintenance in subsequent periods at the rate established in the original agreement. The Company has historically charged all customers the same percentage of product revenue for maintenance. Training services can be offered independent of the purchase of product. The value of these training courses is determined in a multiple element arrangement based on the price charged when such services are sold separately. Although not required, historically customers have always purchased maintenance when ordering products. Because the fair value of all undelivered elements in an arrangement is known, the Company recognizes revenue related to delivered elements using the residual value method in accordance with SOP 98-9.

        When the Company provides installation services, the product and installation revenues are recognized upon completion of installation and customer acceptance is received. When the customer or a third party provides installation services, the product revenue is recognized upon shipment. Payment for product is due upon shipment based on specific payment terms. Installation and training services are due upon providing the services. If payments for systems are made in advance of the completion of installation, such amounts are deferred and recorded as deferred revenue in the accompanying balance sheets until installation has occurred and the customer has accepted the product. Revenue from the provision of services, including training, is recognized as the work is performed. Revenue from maintenance is offered based on a percentage of product sales as stipulated in the agreement and is recognized pro-rata over the maintenance term, which is typically one year in length. Payments for services and maintenance made in advance of the provision of services and maintenance are recorded as deferred revenue.

WARRANTY RESERVE

        The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. The warranty reserve was approximately $0.1 million as of December 31, 1999, and September 30, 2000, respectively, and is included in accrued liabilities in the accompanying balance sheets.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Adoption of SAB 101 is required in the fourth quarter of 2000. The Company has historically recognized and currently recognizes revenue under the guidelines as currently provided by SAB 101.

        In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44 ("Interpretation No. 44"), "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion 25". Interpretation No. 44 is effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically
(a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a material impact on the financial position or results of operations of the Company.

3. LINE OF CREDIT

        Effective June 2, 1999, the Company entered into a Loan and Security Agreement (the "Agreement") with a financial institution to borrow up to the lesser of $2 million or 80 percent of the Company's eligible accounts receivable. As of December 31, 1999, the Company had $2 million outstanding and no available borrowings. Interest on the loan was at prime plus two percent (8.5 percent at December 31, 1999), provided that the rate of interest may not fall below eight percent and the interest charge for any quarter may not fall below $36,000. In May 2000, Avistar Systems Corporation entered into a one year line of credit agreement with a financial institution providing for borrowings up to $4.0 million, based on 80 percent of eligible accounts receivable, to be used for working capital purposes. This line requires certain financial covenants and bears interest at prime plus 1.25 percent with minimum monthly interest accruing at $20,000, and is secured by all of Avistar Systems Corporation's assets. Outstanding borrowings are $2.8 million at September 30, 2000. Cost approximates fair value of these borrowings due to the short term maturity.

4. NOTES PAYABLE AND LINE OF CREDIT FROM RELATED PARTIES

        As of December 31, 1998, the Company had a line of credit agreement (the "Credit Agreement") from CHLP. On November 18, 1999, the Company amended the Credit Agreement to increase the principal amount to $9.1 million. The line of credit accrued interest at ten percent per annum and expired on the earlier of
(1) November 18, 2002, (2) upon an event as defined in the Credit Agreement, with any outstanding principal and accrued interest due in full at that time or
(3) 180 days after an initial public offering (an "IPO"). The Credit Agreement was subordinate to the line of credit (see Note 3) and was secured by all of the Company's assets. As of December 31, 1999, and September 30, 2000, respectively, the outstanding principal under the Credit Agreement was $9.1 million and $0.0 million, and accrued interest was approximately $0.1 million and $0.0 million, as the debt was repaid in August 2000.

        As of December 31, 1999 and September 30, 2000, respectively, the Company had unsecured net notes payable and related accrued interest totaling $2.5 million, and $0.0 million outstanding due to its founders. These notes were at an interest rate of 10 percent per annum, and were repaid in August, 2000.


5. OTHER RELATED PARTY TRANSACTIONS

SUPPORT SERVICES

        The Company maintains a seven day a week, 24 hour a day support center to receive first level support calls. Certain stockholders with controlling interests in the Company are also the majority owners of Western Data Systems of Nevada, Inc. ("WDS"). The support center handles support calls for WDS in addition to those for the Company. Pursuant to an agreement between the Company and WDS, the Company charges WDS for its share of support center costs. Additionally, the Company provides some contract services to WDS. For the nine months ended September 30, 1999 and for the nine months ended September 30, 2000, the Company charged WDS $0.4 million and $0.4 million, respectively, under the agreement. There were no outstanding receivables related to WDS as of December 31, 1999 and September 30, 2000. Such reimbursement from WDS is recorded as a reduction in the costs incurred for the support center.

REVENUE FROM A RELATED PARTY

        UBS Warburg LLC, which is an affiliate of UBS (an approximate 5 percent stockholder as of December 31, 1999 and September 30, 2000), is also a customer of the Company. Revenue from UBS Warburg LLC and its affiliates represented approximately 21 percent and 25 percent of total revenue for the nine months ended September 30, 1999, and nine months ended September 30, 2000, respectively. Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. As of December 31, 1999, and September 30, 2000, the Company had accounts receivable outstanding from UBS Warburg LLC and its affiliates of approximately $1.1 million and $1.1 million, respectively.

6. STOCKHOLDERS' EQUITY

DEFERRED STOCK COMPENSATION

        In connection with the grant of stock options to purchase shares of common stock to employees during 1999, the Company recorded deferred compensation of approximately $2.7 million, representing the difference between the estimated fair value of the common stock and the aggregate option exercise price of such options at the date of grant. This amount is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options (generally four years). Amortization expense related to deferred stock compensation was approximately $0.3 million for the nine months ended September 30, 1999. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services. In addition, the Company recorded an additional $1.8 million of deferred stock compensation for stock options granted during the nine month period ended September 30, 2000. This amount will be expensed over the stock option vesting period of four years. Total amortization expense was approximately $1.6 million for the nine months ended September 30, 2000.

7. STOCK OPTION PLANS

        In December 1997, the Board established the 1997 Stock Option Plan (the "Plan") and authorized the issuance of 1,828,602 shares of common stock thereunder. In December 1999 and May 2000, respectively, the Board authorized an additional 1,065,625 shares and 100,000 shares to be issued under the Plan. Under the Plan, incentive stock options to purchase shares of common stock may be granted only to employees at not less than 100 percent of the fair market value at the grant date as determined by the Board. Additionally, nonqualified stock options to purchase shares of common stock may be granted to employees and consultants at not less than 85 percent of the fair market value at the grant date. Options generally have a life of ten years.

        In April 2000, the Company adopted the 2000 Stock Option Plan, which became effective upon the completion of the IPO. A total of 5,400,000 shares of common stock have been reserved for issuance under the plan.

        In April 2000, the Company adopted the 2000 Director Option Plan. A total of 114,000 shares of common stock has been reserved for issuance under the plan.

        In April 2000, the Company adopted the 2000 Employee Stock Purchase Plan. A total of 3,300,000 shares of common stock has been reserved for issuance under the plan.

        A summary of the Plan activity and related information for the nine months ended September 30, 2000 follows:

                                 1997 STOCK OPTION PLAN OPTIONS OUTSTANDING        2000 STOCK OPTION PLAN OPTIONS OUTSTANDING
                                ---------------------------------------------     --------------------------------------------
                                                                   WEIGHTED                                        WEIGHTED
                                                                   AVERAGE                                          AVERAGE
                                 OPTIONS                           EXERCISE        OPTIONS                         EXERCISE
                                AVAILABLE         SHARES            PRICE         AVAILABLE         SHARES           PRICE
                                ----------      ----------      -------------     ----------      ----------     -------------
Balance, December 31, 1999 ..    1,145,333       1,176,142      $        1.00             --              --                --
Authorized (unaudited) ......      100,000              --                         5,400,000              --                --
Granted (unaudited) .........   (1,211,608)      1,211,608              13.57     (1,095,200)      1,095,200     $        8.50
Exercised (unaudited) .......           --        (204,375)               .33             --              --                --
Canceled/repurchased
   (unaudited) ..............       47,200         (47,200)              3.55             --              --                --
                                ----------      ----------      -------------     ----------      ----------     -------------
Balance, September 30, 2000
   (unaudited) ..............       80,925       2,136,175      $        8.10      4,304,800       1,095,200     $        8.50
                                ==========      ==========      =============     ==========      ==========     =============


                         OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
   -----------------------------------------------------------------        ------------------------------
                       NUMBER           WEIGHTED-         WEIGHTED-           NUMBER            WEIGHTED-
   RANGE OF        OUTSTANDING AT        AVERAGE           AVERAGE         EXERCISABLE AT        AVERAGE
   EXERCISE         SEPTEMBER 30,       REMAINING         EXERCISE         SEPTEMBER 30,         EXERCISE
    PRICES              2000              LIFE              PRICE              2000               PRICE
   --------          ---------        -----------        -----------        -----------        -----------
  $0.25 -$0.45         270,700               7.28        $      0.26            224,657        $      0.25
  $0.95 - 1.95         534,925               8.74               0.95                 --                 --
  $2.45 - 3.45         136,942               9.24               3.37                 --                 --
  $3.95 - 4.95         326,858               9.29               4.03                 --                 --
  $8.50 - 9.35       1,095,200               9.99               8.62                 --                 --
  $17.250              866,750               9.51              17.25                 --                 --
                     ---------        -----------        -----------        -----------        -----------
                     3,231,375               9.32        $      8.28            224,657        $      0.25
                     =========        ===========        ===========        ===========        ===========

        As of September 30, 2000, the Company had reserved the following shares of common stock for issuance in connection with:

Stock Options under 1997 stock option plan                                   0
Stock Options under 2000 stock option plan                           5,400,000
Stock Options under 2000 Directors option plan                         114,000
Stock under employee stock purchase plan                             3,300,000
                                                                     ---------
                                                                     8,814,000
                                                                     =========

8. NET LOSS PER SHARE

        Basic and diluted net loss per share of common stock are presented in conformity with SFAS No. 128 ("SFAS 128"), "Earnings Per Share," for all periods presented. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of an IPO must be included in the calculation of basic and diluted net loss per share as if such stock had been outstanding for the periods ended September 30, 1999. To date, the Company has had no issuances or grants for nominal consideration.

        In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three and nine months ended September 30, 1999 and 2000, because all such securities are antidilutive. Accordingly, diluted net loss per share approximates basic net loss per share for all periods presented.

        The total number of shares excluded from the calculations of diluted net loss per share were 18,559,177 and 892,177 for the three months ended September 30, 1999 and 2000, respectively, and 18,247,494 and 1,124,571 for the nine months ended September 30, 1999 and 2000, respectively. Basic and diluted pro forma net loss per share have been computed as described above and also give effect, under SEC guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance and the effect of the beneficial conversion related to the Series A convertible preferred stock.

        The Following Table Presents The Calculation Of Basic And Diluted And Pro Forma Basic And Diluted Net Loss Per Share (In Thousands, Except Per Share
Data):

                                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                                    --------------------------          --------------------------
                                                                      1999              2000              1999             2000
                                                                    --------          --------          --------          --------
                                                                           (UNAUDITED)                          (UNAUDITED)
Net Loss ...................................................        $ (1,669)         $ (1,200)         $ (4,636)         $ (3,978)
Beneficial Conversion Related To Convertible
   Preferred Stock .........................................                           (37,783)                            (37,783)
                                                                                      --------                            --------
Net loss Attributable to Common Stockholders ...............        $ (1,669)         $(38,983)         $ (4,636)         $(41,761)

Basic And Diluted:
Weighted Average Shares Of Common Stock Outstanding ........           1,690                               1,717
Less: Weighted Average Shares Of Common Stock Subject To
   Repurchase ..............................................          (1,572)                             (1,602)
                                                                    --------                            --------
Weighted Average Shares Of Common Stock Used In
   Computing Net Loss Per Share ............................             118            12,136               115             4,195
Net Loss Per Share Basic and Diluted .......................        $ (14.14)         $  (3.21)         $ (40.31)         $  (9.95)

Net Loss Attributable To Common
   Stockholders ............................................        $ (1,669)         $(38,983)         $ (4,636)         $(41,761)
Weighted Average Shares Of Common Stock Used In
   Computing Basic And Diluted Net Loss Per Share ..........                            12,136                               4,195
Pro Forma Adjustment To Reflect Weighted Average Effect Of
   Assumed Conversion Of Convertible Preferred Stock And
   Beneficial Conversion Related To The Series A Convertible
   Preferred Stock .........................................                            12,931                              20,817
                                                                                      --------                            --------
Pro Forma Weighted Average Shares Of Common Stock Used In
   Computing Pro Forma Basic And Diluted Net Loss
   Per Share ...............................................                            25,067                              25,012
Pro Forma Net Loss Per Share Basic and Diluted .............                          $  (1.56)                           $  (1.67)

9. SEGMENT REPORTING

        In June 1997, the FASB issued SFAS No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 was adopted by the Company beginning on January 1998. SFAS 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (Avistar Systems Corporation) and (2) the development, prosecution, maintenance and support of the intellectual property used in the Company's products (CPI). Service revenue relates mainly to the maintenance, training and installation of products and is included in Avistar Systems Corporation for purposes of reporting and decision making. The Company's chief decision maker monitors the Company's operations based upon the information reflected in the following table:

                                           AVISTAR SYSTEMS
                                             CORPORATION         CPI           TOTAL
                                           ---------------    --------       ---------
                                                            IN THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 2000
    Revenue .............................      $ 14,783       $      0       $ 14,783
    Gross margin ........................         8,175              0          8,175
    Depreciation expense ................           (99)           (11)          (110)
    Total operating expenses ............       (10,511)          (966)       (11,477)
    Interest income .....................           277             34            311
    Interest expense ....................          (810)          (167)          (977)
    Net loss ............................        (2,878)        (1,100)        (3,978)
    Assets ..............................        30,277            693         30,970
NINE MONTHS ENDED SEPTEMBER 30, 1999
    Revenue .............................      $  6,767       $      0       $  6,767
    Gross margin ........................         2,977              0          2,977
    Depreciation expense ................          (183)           (14)          (197)
    Total operating expenses ............        (5,588)        (1,381)        (6,969)
    Interest income .....................            10             25             35
    Interest expense ....................          (522)          (142)          (664)
    Net loss ............................        (3,659)          (977)        (4,636)
    Assets ..............................         4,873            182          5,055

        International revenue, which consists of domestic sales to customers with operations principally in Western Europe, comprised 25 percent and 43 percent of total revenue for the nine months ended September 30, 1999 and 2000, respectively. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our combined consolidated financial statements and the related notes thereto included in this report on Form 10-Q. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section "Factors Affecting Future Operating Results" below.

OVERVIEW

     We operate through two segments:

- Avistar Systems Corporation, our wholly owned subsidiary, engages in the design, development, manufacturing, sale and marketing of networked video communications products; and

- Collaboration Properties, Inc., our wholly owned subsidiary, engages in the development, prosecution, maintenance and support of the intellectual property used in our system.

Revenue

        We derive product revenue principally from the sale and licensing of our video-enabled networked communications system, consisting of Avistar-designed software and hardware, including third party components. In addition, we derive revenue from fees for installation, maintenance, support and training services. As a percentage of total revenue, product revenue was 66% in the nine months ended September 30, 1999 and 78% in the nine months ended September 30, 2000. We expect the hardware component of product revenue as a percentage of total product revenue to decline over time as technology evolves and we are no longer required to provide as many hardware components.

        Revenue from customers outside the United States accounted for 25% of our revenue in the nine months ended September 30, 1999 and 43% of our revenue in the nine months ended September 30, 2000. To date, a significant portion of our revenue has resulted from sales to a limited number of customers. In the nine months ended September 30, 1999, we recorded revenue of approximately $4.5 million from our three largest customers and their affiliates, which represented 67% of total revenue. In the nine months ended September 30, 2000, we recorded revenue of approximately $12.0 million from our four largest customers and their affiliates, which represented 81% of total revenue. We anticipate that our operating results for any given period will depend to a significant extent on a select number of customers.

Cost of Revenue

        Our cost of revenue consists primarily of the cost of software and hardware, including third party components; the cost of compensation for installation, maintenance, support and training personnel; and other costs related to facilities and office equipment for professional services, technical support and training personnel. We recognize product costs and costs of installation, maintenance, support, and training services as revenue is recorded. The gross margins on service revenue have been comparable to our product revenue margins. This is due in part to the fact that a significant percentage of service revenue is derived from our higher margin maintenance business. Maintenance has higher margins than other service revenue due to the recurring nature of maintenance business.

Operating Expenses

        We generally recognize our operating expenses as we incur them in three general operational categories: research and development, sales and marketing and general and administrative. Our operating expenses also include compensation charges related to stock options. These charges are amortized over the vesting period of the options, generally four years. Our research and development expenses consist primarily of compensation expenses for our personnel, patent and licensing costs and, to a minor extent, independent contractors. We expense all patent and licensing costs. Our sales and marketing expenses consist primarily of compensation, commission and travel expenses along with other marketing expenses. Our general and administrative expenses consist primarily of compensation for our administrative, financial, and contractual personnel and a number of non-allocable costs, including professional fees, legal fees, accounting fees and provisions for bad debts.

        We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities based upon the number of employees assigned to each of these areas. These allocated charges include facilities rent and utilities and depreciation expense for office furniture and equipment.

        The non-cash compensation charge related to stock options represents the difference between the exercise price of options granted to acquire our shares of common stock during the period and the deemed fair value for financial reporting purposes of our shares of common stock on the measurement date, which is the same as the date of grant of those options. Based on the outstanding options at September 30, 2000, we will record a charge of $1.1 million in 2001, $575,000 in 2002 and $202,000 in 2003, to record the remainder of the costs associated with these grants.

Interest income and expenses

        We generate interest income by investing the cash we raised in December 1999 and August 2000 equity financings. Interest expense consists primarily of amounts we owe under our line of credit, short-term debt and long-term debt.

Income taxes

        We have made no provision for and have received no benefit from income taxes for any period due to our operating losses. As of December 31, 1999, we had $10.4 million of net operating loss carry-forwards for federal income tax purposes, which expire beginning on various dates through the year 2019. Our use of these net operating losses may be limited in future periods.

RESULTS OF OPERATIONS

        The following table sets forth data expressed as a percentage of total revenue for the periods indicated.


                                                                   PERCENTAGE OF TOTAL REVENUE
                                                        ------------------------------------------------
                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                        --------------------        --------------------
                                                         1999          2000          1999          2000
                                                        ------        ------        ------        ------
Revenue:
  Product ........................................        66.0%         81.2%         66.4%         78.3%
  Services, maintenance and support ..............        34.0          18.8          33.6          21.7
                                                        ------        ------        ------        ------
     Total revenue ...............................       100.0         100.0         100.0         100.0
                                                        ------        ------        ------        ------
Cost of revenue:
  Product ........................................        32.0          32.8          36.6          34.4
  Services, maintenance and support ..............        17.8           8.4          19.4          10.3
                                                        ------        ------        ------        ------
     Total cost of revenue .......................        49.8          41.2          56.0          44.7
                                                        ------        ------        ------        ------
Gross margin .....................................        50.2          58.8          44.0          55.3

                                                                   PERCENTAGE OF TOTAL REVENUE
                                                        ------------------------------------------------
                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                        --------------------        --------------------
                                                         1999          2000          1999          2000
                                                        ------        ------        ------        ------
Operating expenses:
  Research and development .......................        27.8          20.4          29.4          19.8
  Sales and marketing ............................        33.5          30.0          38.7          27.1
  General and administrative .....................        29.3          20.9          30.5          19.9
  Amortization of deferred stock compensation ....        11.2           8.1           4.4          10.9
                                                        ------        ------        ------        ------
     Total operating expenses ....................       101.8          79.4         103.0          77.7
                                                        ------        ------        ------        ------
Loss from operations .............................       (51.6)        (20.6)        (59.0)        (22.3)
                                                        ------        ------        ------        ------
Other (expense) income:
  Interest expense ...............................       (12.7)         (4.5)         (9.8)         (6.6)
  Interest income ................................          .9           3.5           0.5           2.1
  Other ..........................................         (.2)          (.1)         (0.2)          (.1)
                                                        ------        ------        ------        ------
     Total other expense .........................       (12.0)         (1.1)         (9.5)         (4.6)
                                                        ------        ------        ------        ------
Net loss .........................................       (63.6)%       (21.7)%       (68.5)%       (26.9)%
                                                        ======        ======        ======        ======

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

Revenue

        Total revenue increased by 111% from $2.6 million for the third quarter ended September 30, 1999 to $5.5 million for the third quarter ended September 30, 2000, and by 118% from $6.8 million for the nine months ended September 30, 1999 to $14.8 million for the nine months ended September 30, 2000. The increases were due primarily to increased product and services sales to an increased customer base. For the nine months ended September 30, 2000, revenue from four customers accounted for 81% of total revenues. The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers could have a material adverse impact on our financial condition or operating results.

Cost of Revenue

        The cost of revenue increased by 75% from $1.3 million for the third quarter ended September 30, 1999 to $2.3 million for the third quarter ended September 30, 2000, and by 74% from $3.8 million for the nine months ended September 30, 1999 to $6.6 million for the nine months ended September 30, 2000. Cost of revenues increased due to higher product revenue and the addition of personnel to support increased service revenue.

Gross Margin

        The gross margin as a percentage of revenues increased from 50% for the third quarter ended September 30, 1999 to 59% for the quarter ended September 30, 2000, and from 44% for the nine months ended September 30, 1999 to 55% for the nine month ended September 30, 2000. These increases were primarily due to lower product component costs and the allocation of certain fixed overhead costs over a larger service revenue base.

Operating expenses

        Research and development. Research and development expenses increased by 55% from $729,000 in the third quarter ended September 30, 1999 to $1.1 million for the third quarter ended September 30, 2000, and by 47% from $2.0 million for the nine months ended September 30, 1999 to $2.9 million for the nine months ended September 30, 2000. These increases were due to increased costs due significant increases in personnel and personnel related expenses and increase prototype and development expenses, reflecting increased costs for new product development and enhancements to existing products.

        Sales and marketing. Sales and marketing expenses increased by 89% from $879,000 in the third quarter ended September 30, 1999 to $1.7 million in the third quarter ended September 30, 2000, and by 53% from $2.6 million for the nine months ended September 30, 1999 to $4.0 million for the nine months ended September 30, 2000. These increases were due to increased personnel and personnel related costs due to the hiring of additional sales and marketing personnel, higher sales commission expenses, and higher marketing program costs.

        General and administrative. General and administrative expenses increased by 50% from $770,000 in the third quarter ended September 30, 1999 to $1.2 million for the third quarter ended September 30, 2000, and by 42% from $2.1 million in the nine months ended September 30, 1999 to $2.9 million for the nine months ended September 30, 2000. These increases were a result of hiring additional personnel, increased outside professional services expenses and other expenses required to support an increased scale of operations and the costs of being a public company.

        Amortization of deferred stock compensation. Amortization of deferred stock compensation of $295,000 in the third quarter ended September 30, 1999 increased by 52% to $447,000 for the third quarter ended September 30, 2000, and by 448% from $295,000 in the nine months ended September 30, 1999 to $1.6 million in the nine months ended September 30, 2000. The increase was due to stock options granted during the nine months ended September 30, 2000.

        All operating expenses, except for amortization deferred stock compensation for the nine months ended September 30, 2000, decreased as a percentage of revenues for all periods due primarily to significant increases in revenue.

Other expenses, net

        Other expenses, net decreased by 81% from $314,000 in the third quarter ended September 30, 1999 to $60,000 for the third quarter ended September 30, 2000 due to lower interest expenses due to the retirement of debt and higher interest income due to an increased balance of cash, cash equivalents, and short term investments resulting from our initial public offering in August 2000. Other expenses, net increased by 5% from $644,000 for the nine months ended September 30, 1999 to $676,000 for the nine months ended September 30, 2000 as a result of higher interest expenses on higher debt balances, the debt retired in the third quarter ended September 30, 2000 offset by higher interest income due to an increased balance of cash, cash equivalent and short term investments resulting from our initial public offering in August 2000.

Net loss

        The net loss of $1.7 million for the third quarter ended September 30, 1999 decreased by 28% to a net loss of $1.2 million in the third quarter ended September 30, 2000, and the net loss of $4.6 million in the nine months ended September 30, 1999 decreased by 14% to $4.0 million in the nine months ended September 30, 2000. These decreases were due to significantly increased revenues, partially offset by increased cost of revenue and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

        We had cash and cash equivalents of $6.2 million as of December 31, 1999 and $24.9 million as of September 30, 2000. Our operating activities resulted in net cash outflows of $4.6 million for the nine months ended September 30, 1999 and net cash outflows of $1.9 million for the nine months ending September 30, 2000. For the nine months ended September 30, 2000, the net cash flow of $18.6 million resulted from an increase in net cash provided by financing activities of $20.5 million, partially offset by net cash used in operations of $1.9 million. The net cash provided by financing activities of $20.5 million included proceeds from an initial public offering of common stock totalling $31.4 million, net of fees and expenses, an increase in net borrowings under our line of credit of $0.8 million, interim increased related party borrowings of $0.9 million during the year, partially offset by payment on notes payable to related parties of $12.6 million. The net cash used in operations of $1.9 million included a net loss of $4.0 million, an increase in accounts receivable of $0.6 million, an increase in inventories of $1.0 million, an increase in prepaid expenses and other current assets of $0.4 million, partially offset by the amortization of stock compensation expense of $1.6 million, an increase in accounts payable of $0.3 million, an increase in deferred revenue of $1.3 million and an increase in accrued liabilities of $0.6 million.

        There were no expenditures for property and equipment for the nine months ended September 30, 2000. At September 30, 2000, we did not have any material commitments for future capital expenditures.

        Under our previous line of credit, we had $2.0 million outstanding at December 31, 1999. We incurred $41,000 of interest expense on this line of credit for the nine months ended September 30, 1999 and $82,000 for the nine months ended September 30, 2000, at an average interest rate of 16% and 10%. This line of credit was retired using the proceeds from a portion of a $4.0 million one-year line of credit with another financial institution in June 2000. Availability of borrowings under this line is based on a formula applied against approved collateral. This line contains various financial covenants, including a negative pledge and a restriction on additional borrowings. The line bears interest at prime plus 1.25% with minimum monthly interest accruing at $20,000, and is secured by all of our principal operating subsidiary's assets. We incurred $96,000 of interest expense on this line of credit for the quarter ended September 30, 2000 at an average interest rate of 15%. We had outstanding borrowings of $2.8 million at September 30, 2000.

        We used approximately $12.6 million of the net proceeds of this offering to repay our related party indebtedness. We believe that the net proceeds of the IPO together with existing cash and cash equivalents and amounts available under our $4.0 million line of credit will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. If the net proceeds from the IPO are not sufficient to meet our working capital and capital expenditure requirements for the next twelve months, then we may be forced to engage in equity financing that could dilute the per share value of our common stock; and debt financing on terms that could restrict our ability to make capital expenditures or incur additional indebtedness, which could impede our ability to achieve our business plan.

        Additionally, we may need to raise additional funds to fund more rapid expansion, including significant increases in personnel and office facilities, to develop new systems, to enhance our existing system or to respond to competitive pressures. We cannot assure you that alternative or additional financing will be available to us on favorable terms or at all or that any such financing will not dilute your ownership interest in our company.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. We will be required to adopt SFAS 133 in 2001 in accordance with SFAS 137, which delays the required implementation of SFAS 133 for one year. To date, we have not entered into any derivative financial instrument contracts. Thus, we believe that adoption of this statement will not have a material impact on our financial condition or results of operations.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Adoption of SAB 101 is required in the fourth quarter of 2000. We have historically recognized and currently recognize revenue under the guidelines as currently provided by SAB 101.

        In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion 25. Interpretation No. 44 is effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for various matters, specifically:

        -       the definition of an employee for purposes of applying APB
                Opinion 25;

        - the criteria for determining whether a plan qualifies as a noncompensatory plan;

        - the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

        - the accounting for an exchange of stock compensation awards in a business combination.

        The adoption of Interpretation No. 44 did not have a material impact on our financial position or results of operations.

FACTORS AFFECTING FUTURE RESULTS

YOU MAY HAVE DIFFICULTY EVALUATING OUR BUSINESS AND OPERATING RESULTS BECAUSE WE ARE STILL IN THE EARLY STAGES OF DEVELOPMENT.

        Although we commenced operations in November 1993, the first two and a half years of our operations were primarily dedicated to research and development. We did not begin delivering our initial two-way video calling and data sharing applications until mid-1996, and we did not release our full product suite, including video-publishing, one-way broadcast viewing and video-on-demand, until the third quarter of 1998. Because we have only recently begun to offer our full system and services, it may be difficult for you to evaluate our historical performance and project our future operating results.

        In addition, as an early stage company in an industry with rapidly changing technology, we face numerous risks and uncertainties associated with our need to grow and develop as discussed in more detail below. If we are unsuccessful in addressing these risks, sales of our system and services, as well as our ability to maintain or increase our customer base, will be substantially diminished.

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST AND MAY NOT BE PROFITABLE IN THE FUTURE.

        We incurred a net loss of $4.0 million for the nine months ended September 30, 2000 and a net loss of $6.4 million in the year ended December 31, 1999. Our accumulated deficit through September 30, 2000 was $56.0 million. Our revenue may not continue to increase or even remain at its current level. in addition, we expect our operating expenses to increase significantly as we develop and expand our business. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers. If our expenses increase more rapidly than our revenue, we may never become profitable. Furthermore, we will recognize significant additional charges relating to non-cash compensation in connection with options that we granted in 1999 and 2000. These additional charges will further decrease our ability to become profitable.

        Our business plan depends on our attaining profitability; however, we cannot predict whether or when we will become profitable. If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, if we fail to reach profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may fall.

OUR LENGTHY SALES CYCLE TO ACQUIRE NEW CUSTOMERS OR LARGE FOLLOW-ON ORDERS MAY CAUSE OUR QUARTERLY OPERATING RESULTS TO VARY SIGNIFICANTLY AND MAKE IT MORE DIFFICULT TO FORECAST OUR REVENUE.

        We have generally experienced an estimated product sales cycle of four to nine months, for new customers or large follow-on orders, due to the time needed to educate potential customers about the uses and benefits of our system and the significant investment decisions that our prospective customers must make when they decide to buy our system. Many of our prospective customers have neither budgeted expenses for networked video communications systems nor personnel specifically dedicated to the procurement, installation or support of these systems. As a result, our customers spend a substantial amount of time before purchasing our system performing internal reviews and obtaining capital expenditure approvals.

        Our lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our operating results to vary significantly from quarter to quarter. This makes it difficult for us to forecast revenue and could cause volatility in the market price of our common stock. A lost or delayed order could result in lower revenue than expected in a particular quarter.

SINCE A MAJORITY OF OUR REVENUE IN THE PAST HAS COME FROM FOLLOW-ON ORDERS, OUR FINANCIAL PERFORMANCE COULD BE HARMED IF WE FAIL TO OBTAIN THESE FOLLOW-ON ORDERS.

        Our customers typically place limited initial orders for our networked video communications system, which allows them to evaluate its usefulness and value. Our future financial performance will depend on our ability to secure follow-on orders from existing customers. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Revenue generated from follow-on orders accounted for approximately 76% of our revenue in the year ended December 31, 1999. Our future financial performance will significantly depend on successful initial installations of our system that in turn lead to follow-on orders. If our system does not meet the needs and expectations of customers who order our system, we may not be able to generate follow-on orders.

BECAUSE WE DEPEND ON A FEW CUSTOMERS FOR A MAJORITY OF OUR REVENUE, ORDERS FROM THESE CUSTOMERS CONTRIBUTE TO THE UNPREDICTABILITY OF OUR QUARTERLY OPERATING RESULTS, AND THE LOSS OF ONE OR MORE OF THEM COULD CAUSE A SIGNIFICANT DECREASE IN OUR REVENUE.

        We have historically derived the majority of our revenue from a select number of customers, particularly Chase Manhattan Bank, UBS Warburg LLC and Boeing Corporation and their affiliates. These customers collectively accounted for 77% of our revenue in the year ended December 31, 1999. Chase Securities Inc., an affiliate of Chase Manhattan Bank, together with their affiliates, accounted for 43% of our revenue in the year ended December 31, 1999. UBS Warburg LLC, together with its affiliates accounted for 23% of our revenue in the year ended December 31, 1999. None of our customers is obligated to purchase additional systems or services from us. We currently depend upon these major customers for a substantial portion of our revenue.

        The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could cause our revenue and, therefore, any profits we may make to decline or our losses to increase. Because we currently depend on a limited number of customers with lengthy budgeting cycles and unpredictable buying patterns, our revenue from quarter to quarter may be volatile. Adverse changes in our revenue or operating results as a result of these budgeting cycles or any other reduction in capital expenditures by our large customers could substantially reduce the trading price of our common stock.

WE MAY NOT BE ABLE TO MODIFY OUR SYSTEM IN A TIMELY AND COST EFFECTIVE MANNER TO RESPOND TO TECHNOLOGICAL CHANGE OR TO SHIFTS AWAY FROM THE MICROSOFT OPERATING SYSTEM.

        Future hardware and software platforms embodying new technologies and the emergence of new industry standards could render our system obsolete or noncompetitive. The market for our system is characterized by:

        -       rapid technological change;

        -       significant development costs;

        -       frequent new stand-alone introductions;

        - changes in the requirements of our customers and their communities of users; and

        -       evolving industry standards.

        Our system is designed to work with a variety of hardware and software configurations and data networking infrastructures used by our customers, including primarily Microsoft Windows NT servers. However, our software may not operate correctly on other hardware and software platforms and programming languages, database environments and systems that our customers use. Also, we must constantly modify and improve our system to keep pace with changes made to our customers' platforms, data networking infrastructures and their evolving ability to transport video and other applications. This may result in uncertainty relating to the timing and nature of our new release announcements, introductions or modifications, which may cause confusion in the market and thereby barm our business. If we fail to promptly modify or improve our system in response to evolving industry standards or customers' demands, our system could rapidly become obsolete, which would harm our financial condition and reputation.

IF OUR NETWORKED VIDEO COMMUNICATIONS SYSTEM CANNOT BE DEPLOYED EFFECTIVELY ON A LARGE SCALE TO MANY USERS ACROSS AN ENTERPRISE, WE MAY LOSE ORDERS AND SUFFER DECREASED REVENUE.

        Our strategy requires that our video-enabled communications network be highly scaleable, or able to accommodate substantial increases in the number of individuals simultaneously using our system. We are only just beginning to deploy large-scale implementations within organizations and none of these installations has been operating at any customer site for an extended period of time. If our system does not perform adequately when deployed on an increasingly larger scale, we may lose orders and our revenue may decrease.

DIFFICULTIES IN INSTALLING OUR PRODUCTS COULD HARM OUR REVENUE AND MARGINS.

        We recognize revenue upon the installation of our system in those cases where we are responsible for installation, which often entails working with sophisticated software, computing and communications systems. If we experience difficulties with installation or do not meet deadlines in a timely manner, due to delays caused by our customers or ourselves, we could be required to devote more customer support, technical and other resources to a particular installation. If new or existing customers have difficulty installing our products or require significant amounts of our professional services support, our revenue recognition could be delayed and our costs could increase, causing increased variability in our operating results, and our margins may suffer.

COMPETITION COULD REDUCE OUR MARKET SHARE AND DECREASE OUR REVENUE.

        Currently, our competition comes from many other kinds of companies, including communication equipment providers, integrated solution providers, broadcast video providers and stand-alone point solution providers. The market in which we operate is highly competitive and fragmented and we expect competition to increase significantly in the future. In addition, because our industry is new and characterized by rapid technological change, evolving user needs, developing industry standards and protocols and the frequent introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our markets.

        We may be required to reduce prices or increase spending in response to competition in order to retain or attract customers, to pursue new market opportunities or to invest in additional research and development efforts. As a result, our revenue, margins and market share may be harmed. We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not harm our business, financial condition and results of operations.

INFRINGEMENT OF OUR PROPRIETARY RIGHTS COULD AFFECT OUR COMPETITIVE POSITION, HARM OUR REPUTATION OR COST US MONEY.

        We regard our system as open but proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as licensing, non-disclosure and other agreements with our consultants, suppliers, customers and employees. However, these laws and agreements provide only limited protection of our proprietary rights. In addition, we may not have signed agreements in every case, and the contractual provisions that are in place and the protection they provide may not provide us with adequate protection in all circumstances. Although we hold patents and have filed patent applications covering some of the inventions embodied in our systems, our means of protecting our proprietary rights may not be adequate. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization and without our detection. A third party may also develop similar technology independently without infringing our patents and copyrights. in addition, the laws of some countries in which we sell our system may not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our system could harm our business, financial condition or results of operations.

INFRINGEMENT CLAIMS COULD REQUIRE US TO EXPEND SIGNIFICANT FINANCIAL AND MANAGERIAL RESOURCES.

        A third party could claim that our technology infringes its proprietary rights. As the number of software systems in our target market increases and the functionality of these systems overlap, we believe that the number of infringement suits filed by software developers will increase. Although we have no knowledge that our system infringes the proprietary rights of any third parties, we could nevertheless be sued in the future for infringement. Claims of infringement against us, if successful, could harm us. Defending against any infringement claims, even those that are not meritorious, could result in the expenditure of significant financial and managerial resources. In addition, if we are found liable for infringement, we may have to pay damages or royalties to a third party and may not be able to continue offering that portion of our system that is found to be infringing. Redesigning our system components to avoid any alleged or actual infringement could result in the expenditure of significant financial and managerial resources and diminish the value of our system, which could harm our business, financial condition or results of operations.

OUR SYSTEM COULD HAVE DEFECTS FOR WHICH WE COULD BE HELD LIABLE AND THAT COULD RESULT IN LOST REVENUE, INCREASED COSTS, LOSS OF OUR CREDIBILITY OR DELAY IN ACCEPTANCE OF OUR SYSTEM IN THE MARKET.

        Our system may contain errors or defects, especially when new products are introduced or when new versions are released. Despite internal system testing, we have in the past discovered software errors in some of the versions of our system after their introduction. Errors in new systems or versions could be found after commencement of commercial shipments, and this could result in additional development costs, diversion of technical and other resources from our other development efforts, or the loss of credibility with current or future customers. Any of these events could result in a loss of revenue or a delay in market acceptance of our system and could harm our reputation.

        In addition, we have warranted to some of our customers that our software is free of viruses. If a virus infects a customer's computer software, the customer could assert claims against us, which, regardless of their merits, could be costly to defend and could require us to pay damages and harm our reputation.

        Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and some contract claims. Our license agreements also typically limit a customer's entire remedy to either a refund of the price paid or modification of our system to satisfy our warranty. However, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. Although we maintain product liability insurance coverage, we cannot assure you that such coverage will be adequate and a product liability, warranty or other claim may be brought against us that could harm our business, financial condition and results of operations. Performance interruptions at a customer's site could negatively affect demand for our system or give rise to claims against us.

        The third party software we license with our system may also contain errors or defects for which we do not maintain insurance. Typically our license agreements transfer any warranty from the third party to our customers to the extent permitted. Product liability, warranty or other claims brought against us with respect to such warranties could, regardless of their merits, harm our business, financial condition or results of operation.

THE LOSS OF ANY OF OUR OUTSIDE CONTRACT MANUFACTURERS OR THIRD PARTY EQUIPMENT SUPPLIERS THAT PRODUCE KEY COMPONENTS OF OUR SYSTEM COULD SIGNIFICANTLY DISRUPT OUR MANUFACTURING PROCESS.

        We depend on outside contract manufacturers to produce components of our systems. Most of our compression and decompression product, or gateway, is currently supplied by a single source, Tandberg, Inc. In addition, we depend on various third party suppliers for the cameras, microphones, speakers and monitors that we install at desktops and in conference rooms as a part of each video communications network system. Our reliance on these third parties involves a number of risks, including:

        - the possible unavailability of critical services and components on a timely basis, on commercially reasonable terms or at all;

        - if the components necessary for our system were to become unavailable, the need to qualify new or alternative components for our use or reconfigure our system and manufacturing process, each of which could be lengthy and expensive;

        - the likelihood that, if particular components are not available, we would suffer an interruption in the manufacture and shipment of our systems until these components or alternatives become available;

        - reduced control by us over the quality and cost of our system and over our ability to respond to unanticipated changes and increases in customer orders; and

        - the possible unavailability of, or interruption in, access to some technologies.

If these manufacturers or suppliers cease to provide us with the assistance or the components necessary for the operation of our business, we may not be able to identify alternate sources in a timely fashion. Any transition to alternate manufacturers or suppliers would be likely to result in operational problems and increased expenses and could cause delays in the shipment of, or limit our ability to provide our products. In the case of the gateway component, we believe the delay could be several months or more. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms or at all. Any disruptions in product flow may limit our revenue, seriously harm our competitive position and result in additional costs or cancellation of orders by our customers.

OUR MARKET IS IN AN EARLY STAGE OF DEVELOPMENT, AND OUR SYSTEM MAY NOT BE
ADOPTED.

        Our ability to attain profitability depends in large part on the widespread adoption by end users of networked video communications systems. If the market for our system fails to grow or grows more slowly than we anticipate, we may not be able to increase revenue or attain profitability. The market for our system is relatively new and rapidly evolving. We will have to devote substantial resources to educating prospective customers about the uses and benefits of our system. Our efforts to educate potential customers may not result in our system achieving market acceptance. In addition, businesses that have invested substantial resources in video products may be reluctant or slow to adopt our system, which might replace their existing equipment. Similarly, customers using existing information systems in which they have made significant investments may refuse to adopt our system if they perceive that our offerings will not complement their existing systems. Consequently, the conversion from dependence on traditional methods of communication to the extensive use of video networking may not occur as rapidly as we expect it will.

IF WE DO NOT MAINTAIN AND IMPROVE OUR CURRENT NETWORKED VIDEO COMMUNICATIONS SYSTEM AND DEVELOP NEW SYSTEMS, APPLICATIONS AND FEATURES, OUR FUTURE BUSINESS PROSPECTS MAY SUFFER.

        We believe that our future business prospects depend in large part on our ability to maintain and improve our current system and to develop new systems, applications and features on a timely basis. Our system will have to achieve additional market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in our system, major new releases, applications and system features require long development and testing periods. We may not be successful in developing and marketing, on a timely and cost effective basis, new releases, applications or features that respond to technological change, evolving industry standards and protocols or customer requirements. Significant delays or problems in the installation or implementation of new releases of our system could harm our business, financial condition and results of operations.

IF WE ARE UNABLE TO EXPAND OUR DIRECT SALES FORCE AND DISTRIBUTION CHANNELS, OUR BUSINESS WILL SUFFER.

        To increase our revenue, we must increase the size of our direct sales force and add indirect distribution channels, such as systems integrators or value-added resellers, or effect sales through our customers. Our inability to increase our direct sales force and to add indirect distribution channels may limit our future revenue growth and harm our future operating results. As of September 30, 2000, our sales force consisted of 16 professionals. We intend to double this sales force over the next twelve months. However, there is intense competition for sales personnel in the communications marketplace and we cannot assure you that we will be successful in attracting, integrating, motivating and retaining new sales personnel. Furthermore, it can take several months before a new hire becomes a productive member of our sales force. The failure of new salespeople to develop the necessary skills in a timely manner could reduce our revenue growth.

WE MAY NOT BE ABLE TO RETAIN OUR EXISTING KEY PERSONNEL, OR HIRE AND RETAIN THE ADDITIONAL PERSONNEL THAT WE NEED TO SUSTAIN AND GROW OUR BUSINESS.

        We depend on the continued services of our executive officers and other key personnel. We do not carry any key man life insurance. The loss of the services of any of our executive officers or key personnel could harm our business, financial condition and results of operations.

        As of September 30, 2000, we had 90 employees, up from 64 employees as of December 31, 1999. We expect to hire a significant number of new employees in the future to support our business. If we are unable to manage our growth effectively, our business, financial condition and results of operations could be harmed.

        In addition, we need to attract and retain highly skilled technical and managerial personnel for whom there is intense competition. We have had some difficulty hiring highly skilled technical people due to the high market demand for their services. If we are unable to attract and retain qualified technical and managerial personnel, our results of operations could suffer and we may never achieve profitability.

OUR PLANS CALL FOR US TO GROW RAPIDLY, AND OUR INABILITY TO MANAGE THIS GROWTH COULD HARM OUR BUSINESS.

        We have rapidly and significantly expanded our operations and expect to continue to do so. This growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources and information systems. Failure to manage our growth effectively will harm our business, financial condition and operating results. Furthermore, in order to remain competitive or to expand our business, we may find it necessary or desirable to acquire other businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, to finance the acquisition or to integrate the acquired businesses, products or technologies into our existing business and operations. In addition, completing a potential acquisition and integrating an acquired business may strain our resources and require significant management time.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO POTENTIAL TARIFFS AND OTHER TRADE BARRIERS, UNEXPECTED CHANGES IN FOREIGN REGULATORY REQUIREMENTS AND LAWS AND ECONOMIC AND POLITICAL INSTABILITY AS WELL AS OTHER RISKS THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

        We intend to expand our international business in Western Europe and enter additional international markets. Expansion will require significant management attention and financial resources as we establish additional foreign operations, hire additional personnel and establish indirect distribution channels. Revenue from this international expansion may be inadequate to cover the related expenses.

        Other risks we may encounter in conducting international business activities generally could include the following:

        -       tariffs and other trade barriers;

        -       unexpected changes in foreign regulatory requirements and laws;

        -       economic and political instability;

        -       increased risk of infringement claims;

        -       restrictions on the repatriation of funds;

        -       potentially adverse tax consequences;

        - timing, cost and potential difficulty of adapting our system to the local language standards in those foreign countries that do not use the English alphabet;

        -       fluctuations in foreign currencies; and

        - limitations in communications infrastructures in some foreign countries.

IF OUR CUSTOMERS DO NOT PERCEIVE OUR SYSTEM OR SERVICES TO BE EFFECTIVE OR OF HIGH QUALITY, OUR BRAND AND NAME RECOGNITION WOULD SUFFER.

        We believe that establishing and maintaining brand and name recognition is critical for attracting and expanding our targeted customer base. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the success of our marketing efforts and on our ability to continue to provide high quality systems and services, neither of which can be assured. if our customers do not perceive our system or services to be effective or of high quality, our brand and name recognition will suffer, which would harm our business.

OUR STOCK HAS BEEN AND WILL LIKELY CONTINUE TO BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS DUE TO A NUMBER OF FACTORS, MANY OF WHICH WILL BE BEYOND OUR CONTROL, THAT MAY PREVENT OUR STOCKHOLDERS FROM RESELLING OUR COMMON STOCK AT A PROFIT.

        The securities markets have experienced significant price and volume fluctuations in the past and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. The market price of our common stock ranged from a low of $5.75 to a high of $12.125 during the period from August 17, 2000 to September 30, 2000. Investors may be unable to resell their shares of our common stock for a profit. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK AFTER THE IPO MAY CAUSE OUR STOCK PRICE TO FALL.

        We have 25,095,647 outstanding shares of common stock. 22,095,647 shares, or 88.0% of our total outstanding shares, are restricted from immediate resale under the federal securities laws and lock-up agreements between our current stockholders and the underwriters, but may be sold into the market in the near future. These shares will become available for sale at various times following the expiration of the lock-up agreements, which is 180 days after the effective date of the registration statement that includes this prospectus, subject to volume limitations under Rule 144 of the Securities Act of 1933. In addition, following the expiration of the 180 day lock-up period, holders of the shares reserved for issuance under our stock option and stock purchase plans, other than the members of management who are deemed to be affiliates, will be able to resell these shares without restriction.

IF OUR SHARE PRICE IS VOLATILE, WE MAY BE THE TARGET OF SECURITIES LITIGATION, WHICH IS COSTLY AND TIME-CONSUMING TO DEFEND.

        In the past, following periods of market volatility in the price of a company's securities, security holders have often instituted class action litigation. Many technology companies have been subject to this type of litigation. If the market value of our common stock experiences adverse fluctuations, and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management's attention could be diverted, causing our business, financial condition and operating results to suffer.

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION, OUR BYLAWS AND DELAWARE LAW MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, DESPITE THE POSSIBLE BENEFITS TO OUR STOCKHOLDERS.

        Our certificate of incorporation, our bylaws and Delaware law contain provisions that may inhibit changes in our control that are not approved by our board of directors. For example, the board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the terms of preferred stock, without any further vote or action on the part of the stockholders.

        These provisions may have the effect of delaying, deferring or preventing a change in our control despite possible benefits to our stockholders, may discourage bids at a premium over the market price of our common stock and may adversely affect the market price of our common stock and the voting and other rights of our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not engage in any foreign currency hedging transactions and therefore, do not believe we are subject to exchange rate risk. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows for our cash and cash equivalents. Our cash and cash equivalents are invested primarily in United States treasury bills with maturities not exceeding 90 days at an approximate interest rate of 6%.

PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        We completed our initial public offering ("IPO") on August 17, 2000, pursuant to a Registration Statement on Form S-1 (File No. 333-39008), which was declared effective by the Securities and Exchange Commission on August 16, 2000. In the IPO, we sold an aggregate of 3,000,000 shares of common stock at $12.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $36,000,000. The aggregate net proceeds were approximately $31,352,000, after deducting underwriting discounts and commissions of approximately $2,520,000 and directly paying expenses of the offering of approximately $2,128,000. Chase Securities Inc., UBS Warburg LLC and Wit SoundView Corporation were the lead underwriters for the IPO.

        Other than repayments of loans made to us by certain related parties in the amount of approximately $12.6 million and anticipated capital expenditures in the amount of approximately $0.3 million in the next twelve months, we have no specific plan for the proceeds from our initial public offering. The primary purpose of the offering is to use the proceeds for general corporate purposes, including working capital. We may also use some of the proceeds to meet capacity commitments or to acquire other companies, technology or products that complement our business, although we are not currently planning any of these transactions. Pending these uses, the net proceeds of the offering were invested in interest bearing, investment grade securities.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                Exhibit 27.1 Financial Data Schedule

        (b)     Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AVISTAR COMMUNICATIONS CORPORATION



                                   By: /s/ Gerald J. Burnett
                                      ------------------------------------------
                                       Gerald J. Burnett
                                       Chief Executive Officer, President and
                                       Chairman (Principal Executive Officer)



                                   By: /s/ R. Stephen Heinrichs
                                      ------------------------------------------
                                       R. Stephen Heinrichs
                                       Chief Financial Officer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)

                                 EXHIBIT INDEX

Exhibits            Description
--------            -----------
Exhibit 27.1        Financial Data Schedule