Form 10-K405
period 2000-12-31
AVISTAR COMMUNICATIONS CORP
filed 2001-03-09
CIK 1111632

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or


        [ ] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________

        COMMISSION FILE NUMBER:  000-31121

                       AVISTAR COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 88-0463156
      (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)              Identification Number)

    555 TWIN DOLPHIN DRIVE, SUITE 360                       94065
       REDWOOD SHORES, CALIFORNIA                        (Zip Code)

       Registrant's telephone number, including area code: (650) 610-2900

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


           Title of each class                      Name of each exchange
                  None                               on which registered
                                                            None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $0.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 2001 as reported on the Nasdaq National Market, was approximately $30,774,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of December 31, 2000, the registrant had outstanding 25,123,365 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2001 Annual Meeting of Stockholders.

                                     PART I

ITEM 1. BUSINESS

        This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such forward looking statements involve risks and uncertainties. When used in this Report, the words "expects," "anticipates," and "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or incorporated by reference herein. Avistar Communications Corporation (the "Company", "we", or "us") undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

        We were founded as a Nevada limited partnership in 1993. We filed our articles of incorporation in Nevada in December 1997 under the name Avistar Systems Corporation. We reincorporated in Delaware in March 2000 and changed our name to Avistar Communications Corporation in April 2000. Our principal executive offices are located at 555 Twin Dolphin Drive, Suite 360, Redwood Shores, California 94065. Our telephone number is (650) 610-2900.

OVERVIEW

        We develop, market and support a video-enabled networked communications system, with products that provide businesses and other organizations with an integrated suite of video and data collaboration applications. Our system gives users on-demand access to interactive video calling, content creation and publishing, broadcast video and video-on-demand as well as integrated data sharing, directory services and network management. Our customers use our system to improve productivity and communication with the enterprise and to enhance relationships with customers, suppliers and partners. Our system's open architecture works with the standards and protocols of enterprise data networks, the Internet and public communications networks. It is designed to evolve with these networks as bandwidth increases and as new standards and protocols emerge. Our system is able to expand with the needs of our customers. We sell our system directly to enterprises in selected strategic vertical markets and have focused initially on the financial services and manufacturing industries. As of December 31, 2000, our customers have installed Avistar systems at over 200 sites in 111 cities in 32 countries. Our objective is to establish our technology as the standard for networked video.

INDUSTRY BACKGROUND

        Businesses and other organizations operating in today's increasingly time and resource constrained world are searching for new tools that will help them increase productivity and take advantage of revenue opportunities. Businesses need these tools to help them address new opportunities in an environment of rapid change and increased competition. Enterprises of all sizes have been seeking to implement new and advanced communication tools that enable their employees, partners, suppliers and customers to collaborate more effectively within and across buildings and over disparate geographies and time zones.

        For years, enterprises have relied on communication tools used principally in a point-to-point manner, such as telephone and fax. More recently, businesses have also embraced network-based collaboration applications, such as teleconferencing, voicemail and email. The emergence of the Internet has accelerated the adoption of these network-based collaboration applications. Businesses are quickly adopting the Internet as yet another means of improving communication within and among organizations. International Data Corporation, a market research firm, estimates that the number of worldwide Internet users in commercial businesses will increase to 244 million by 2003. The increasing availability and affordability of bandwidth on communication networks is further driving businesses to utilize new tools of communication to enhance collaboration among users. For example, International Data Corporation estimates that the number of worldwide users of network/web-integrated collaborative applications will increase to 256 million users in 2002. Even though this figure is not a direct indicator of the market for video-enabled collaboration that we serve, we believe it indicates the significant growth potential in the use of network-based collaboration tools.

        As technology advances and becomes more affordable and as modes of communication expand, enterprises are seeking a widely deployable and cost effective technology to replicate at the desktop the integration of audio and visual communication and document or project collaboration that occurs in a face-to-face meeting. Individuals generally prefer face-to-face encounters to less personal forms of communication because they can see one another and give non-verbal cues that speed communication and deepen understanding. This is particularly true for more complex interactions such as negotiations, sales, product development and project management. However, face-to-face interactions often need to be scheduled and impromptu meetings can be difficult to arrange because all the participants need to be in close proximity, which often requires travel. In addition, everyone needs to be available at the same time. These time and distance constraints become increasingly difficult to deal with as the number of potential participants increases. Beyond traditional teleconferencing and data sharing communications, attempts to conduct virtual meetings as an alternative to face-to-face meetings have generally been limited to conference room-based video conferencing and specially set-up broadcasts. Most individuals do not have immediate access to these technologies and the reservation and set-up time make them unlikely to be used on an impromptu basis.

LIMITATIONS OF CURRENT MEANS OF COLLABORATION

        To address the growing need for collaboration across distance and time, organizations have resorted to using a patchwork of discrete technologies, including video conferencing and teleconferencing, fax, email, Internet audio and video delivery and data sharing applications. Many of these technologies have been widely adopted and collectively indicate the potential for a new market for integrated video networking and collaboration. However, these discrete technologies are not good substitutes by themselves for face-to-face meetings and presentations because they do not give an enterprise an integrated, video-enabled communications solution. They are unable to facilitate spontaneous real-time or recorded video collaboration throughout the enterprise and do not maximize efficient information exchange, effective decision making and team interaction. The ability to add video content to a message or conference call can speed problem resolution and motivate action, trust and understanding. Users want to be able to create and publish this video content from their desktops either spontaneously, as with email or voicemail, or in a more formal manner for broader distribution through the Internet or corporate data network.

        Although limited video technologies are already in use at many enterprises, businesses and other organizations require increasingly comprehensive, integrated and scalable video-enabled communication capabilities. For example, video conferencing is often limited to point-to-point communication from designated rooms or through the use of "roll-about" products, where call set-up procedures, lack of networking, bandwidth requirements and room availability greatly constrain functionality, usability, reliability and efficiency as well as access by individuals.

        Similarly, broadcasting of stored video or television programming at a desktop or in a conference room is of highly varying quality and generally cannot be added on a real-time basis to a live video conference. Some products are limited to exclusively using the enterprise data network or the Internet to carry two-way desktop video conferencing or to transmit video one-way. As a result, they are unable to deliver television quality video in normal corporate settings and are limited in their ability to create, publish and broadcast these video conferences. In addition, it is difficult to expand these existing products within an enterprise and even more difficult to do so among enterprises because of bandwidth, functionality and quality limitations of current enterprise networks.

ELEMENTS OF A COMPLETE COLLABORATION SOLUTION

        Complete video, audio and data collaboration networks that solve business problems of time and distance should:

        -       approximate the video and audio quality of television;

        - make interactions as realistic as possible by eliminating the delay when transmitting and receiving two-way video calls;

        - seamlessly integrate all forms of audio, video and data communication: interactive video calling, content creation and publishing, broadcast video and video-on-demand retrieval;

        -       operate and scale cost effectively;

        - provide to video communications the ease of use, speed, quality, functionality, flexibility and global access of the telephone while easily and reliably supporting more complex applications and situations;

        - offer an upgradeable architecture that can evolve as bandwidth availability, protocols, standards and compression technologies change;

        - leverage current and future business investments in local and wide area networks, Internet protocol and standards-based infrastructures; and

        - enable the creation, publishing and broadcasting of video content from the networked desktop.

        We believe high quality video-enabled communication allows businesses to improve collaboration and thereby offers them the opportunity to increase productivity, enhance customer service and revenue generation, and facilitate business-to-business interactions. We also believe that just as every organization now relies on a telephone network and most businesses increasingly rely on the Internet, a market is emerging in which businesses and other organizations will choose to rely on fully integrated video, audio and data collaboration networks.

THE AVISTAR SOLUTION

        We develop, market and support a comprehensive, video-enabled communications system and product suite. Our system provides a seamless, integrated suite of collaboration applications that include on demand access to interactive video calling, content creation and publishing, broadcast video, video-on-demand, as well as data sharing, directory services and network management. These applications support users within and among enterprises and over telephony networks and the Internet. Our system architecture is open and flexible in order to embrace continued technological innovation and standardization. Our system is designed to use existing and emerging communication and video standards to deliver the quality and ease of use of the telephone system.

        Our video applications can be used for high quality video calling as well as for creating, publishing, broadcasting, retrieving and viewing video content. Each of these applications can be accessed from a user's desktop and can be used, integrated and managed in conjunction with one another. People often conceive of video in the enterprise only as two-way, real-time conferencing. In fact, our system allows broadcast video to be included in a video call and allows the entire session to be recorded simultaneously and made available as stored video. Our system joins users in a high-quality video network to improve their ability to solve complex problems, connect to co-workers, customers and suppliers, manage large projects, and quickly act together on opportunities. Our system does this cost effectively and reliably, and is designed to be able to serve both small and large enterprises.

        Interactive video calling. Our system allows users to participate in spontaneous interactive video collaborations from their desktops. Users can simultaneously see and hear multiple participants in a window on their workstations, without needing a headset. Additionally, our system provides full duplex audio, which allows multiple users to speak and hear each other clearly at the same time. The desktop window can be divided into four quadrants, to permit up to three other video sources. These sources can include other participants or broadcast or recorded video. The participants can include individual users or conference-room groups located at multiple sites and/or various enterprises, all without requiring advance reservations or conferencing services. Each participant has the full ability to utilize all the call functions of the system, such as adding or removing participants. For example, a commercial bank's branch loan officers in seven cities use the interactive video calling application to click and connect real-time to headquarters personnel in order to expedite lending decisions and processing.

        Video content creation and publishing. With our solution, users can create and publish video content from their desktops by recording themselves, recording a multi-point conference, or adding commentary to a broadcast and recording the entire session. Users placing video calls can create videomail for recipients who were not available at the time of the call, without overburdening the data network. These messages can include text and video attachments as well as audio messages and diagrams or other data. For example, an economist at an investment banking firm regularly records commentary on current events and market conditions using the Avistar system. This recorded video is then available internally on the corporate network or through the Internet to clients.

        Broadcast video. Sales meetings, training seminars, analyst reports, management presentations and live news broadcasts can be delivered real-time to every user's workstation. For example, a customer used its Avistar video network to maximize the reach and impact of an education seminar. The customer broadcast the seminar to an estimated 300 desktops and meeting rooms with more than 2,000 employees and clients watching in the United States and Europe.

        Video-on-demand. Users anywhere on the Avistar network can easily retrieve stored videos. For example, a corporation uses our system to record its sales training seminars. Salespeople who are unable to attend these face-to-face presentations are now able to watch the seminars by retrieving and playing the stored videos on their desktops when it is convenient for them.

        Integrated data sharing. In addition to viewing the four quadrants of our video window, multiple users can simultaneously create and annotate a shared document using text or drawing tools color-coded specifically for each user. All participants can share the contents of any shared window and save the marked changes for later reference. Our system can also be utilized in conjunction with other application sharing programs that utilize data networks or the Internet. While participating in an interactive video call, users can access Microsoft NetMeeting's application sharing capabilities through a button on our tool bar and revise a document. For example, multiple design engineers can share a technical drawing in order to resolve an issue with a defective part.

        Our system has the following key features necessary to make integrated video collaboration effective:

        Easy to use interface. Our applications bring the rich interaction of a face-to-face meeting and the quality and ease of use of the telephone to our systems through:

        - Click-to-connect simplicity. To initiate calls or add another user to a session already underway, any user simply clicks on either a direct connect button, a picture or a name in the directory. Standard telephone-like features such as hold, hang-up, forward, leave message or begin another call are all completed with the click of a mouse or keyboard shortcuts. Additionally, anyone on an Avistar network can connect to the desktop of colleagues, customers, suppliers and others on other Avistar networks. If the person being called is logged-in but unavailable, users can leave a personalized call back message that allows the person to automatically return the video call without having to look up the address.

        - "Find Me, Follow Me". To call any user in the Avistar network, it is not necessary to know their number or current location. As long as an Avistar user is logged into his or her Avistar network, the "Find Me, Follow Me" application automatically registers where that user is logged in, regardless of site or geography and routes all calls to the user's location.

        - Comprehensive directory. The Avistar network directory is a comprehensive list of Avistar numbers that can be called with a click. All users currently logged into an enterprise's Avistar network will be shown, providing immediate `presence' information as to availability. The global directory can be tailored to include only a business' community of users. In addition, a private directory feature allows users to create their own directory and, also, to reach frequently called parties with a one click "quick connect". Both global and private directories can also include other standards-based video conferencing systems.

        - Consistency across locations. The Avistar user interface is consistent across desktops and conference rooms. Thus, a user who is familiar with the functionality at the desktop requires no additional training or set up to utilize an Avistar system in a conference room.

        Seamless integration of system applications. All of our applications are seamlessly integrated in one user interface. As a user adds an additional video source during an ongoing video call -- such as an additional live participant, a one-way broadcast or a stored video clip -- there is virtually no delay to launch another application or to download data. In addition, each application is synchronized with the others so that all participants in a video call see and hear the same content simultaneously. Thus, recorded or broadcast video can be added to a live session and shown to all participants. The entire session can also be recorded. Our system enables common network and application management, so the same directory can be used for two-way calls, one-way broadcasts and data sharing in the same session. Usage can be determined with our integrated call reporting tool that provides summary data for analysis and cost justification.

        Network management. Our network architecture provides system administrators the ability to flexibly and proactively manage each of the various components of the network. Within our system, the most costly and complex equipment and software applications are shared as networked resources. This arrangement allows for redundancy and dynamic allocation of these resources to all users who need them and ensures that users experience the best video quality possible at the highest reliability and lowest cost of use. Servers and switches can be maintained, installed and repaired centrally and many network support functions can be performed remotely over the data network thereby only minimally disrupting service to an individual user. Similarly, additional desktops and meeting rooms can be easily and inexpensively added to the Avistar network with those new users concurrently added to the Avistar directory. Additionally, our software makes call routing decisions to minimize communications costs.

        We believe our solution includes the following benefits to our customers:

        - An integrated collaboration solution. We believe that we currently provide the only fully integrated Internet protocol-based system that allows individuals to make video calls, view broadcasts and create, store and access video content or other forms of data from the desktop. Other discrete technologies exist but we believe none of these integrate all of these capabilities.

        - Increased availability of knowledge. Within many businesses, a limited number of individuals who possess valuable knowledge often cannot effectively distribute their knowledge to the rest of the organization. Our system enables these businesses to access these individuals and disseminate their knowledge more efficiently and effectively by offering them the ability to call, broadcast or record from their desktops, and offering other users the ability to receive this information real-time or access video recordings at a convenient time and location. In addition, our system gives every desktop the ability to create and publish valuable visual content that can be easily distributed inside and outside the organization to support employee and customer needs worldwide.

        - Improved productivity and revenue generation. Our system enables companies to increase the productivity of their employees and speeds up time critical decision making. By creating a network of Avistar users, our customers can have face-to-face meetings within the enterprise and with customers and partners, without the costs and time delays of travel. Negotiations, sales, advisory services, decision making and other persuasive communications are more effective when done face-to-face. Our solution allows these interactions to happen in real-time, speeding up the manner in which business is done, freeing up time for employees and enhancing business-to-business communications, and potentially increasing revenue opportunities.

        - Enhanced customer and partner relationships. Our system allows companies to be more responsive to and develop stronger business relationships with their customers, partners and suppliers. An Avistar call is generally as easy and reliable as a telephone call and much more personal. A number of our customers are providing Avistar networks to their clients and business partners in order to facilitate interactions, improve the relationship and gain an advantage over the competition.

        - Opportunity to leverage existing and future communication infrastructures. We provide an open architecture that uses existing standards and is designed to take advantage of emerging standards. Our system seamlessly integrates into our customers' existing network communications infrastructure and supports the protocols a company may choose to use for video broadcasts, data sharing and transport of information; however, the video quality varies depending on the protocol selected. Our system utilizes the data network for transporting selected stored video and is designed to support real-time digital networking and video transmission. We have designed our system to continue to work with Internet protocol-based technologies as standards evolve and quality of service improves. We expect this flexibility, together with simplified software and hardware at the desktop, to allow companies to make effective use of their existing local area and wide area networks, as well as their next generation networks.

THE AVISTAR STRATEGY

        Our goal is to become the leading provider of integrated video-enabled collaboration networks within and among enterprises. We believe that to establish networked video as a new communications methodology for doing business, users must be able to make video calls, and view, broadcast, create and publish high quality video content from their desktop with the quality and ease of use of the telephone. To achieve this goal, our strategies are to:

        Target, develop and expand vertical markets. We concentrate on selling our systems into vertical markets, beginning with financial services and manufacturing. Because communities of users in vertical markets collaborate on a regular basis and have similar needs, focusing on individual markets allows us to better understand how our system addresses the needs of these markets and promotes broad-based adoption among organizations in these markets. Achieving a higher penetration rate and thus increasing the number of users within a given community enhances the "network effect," or benefit to individual users. In the future, we intend to offer our applications as hosted services (a "Collaboration Application Service Provider") in order to further drive penetration and to provide solutions that address business problems specific to a vertical market. To do this, we plan to implement complete video communication networks and charge for applications used and call duration.

        Expand our customers' usage and number of users rapidly and reduce the total cost of ownership to the enterprise. We believe that our existing customers will be a significant source of revenue as they implement our systems within and beyond their organizations. As customers use our system, we have found that they often encourage other affiliated business units as well as their clients, suppliers and partners to consider purchasing an Avistar system. In some cases, customers have gone a step further and purchased an Avistar system for their clients in order to improve the relationship with their clients. We aggressively pursue follow-on orders as customers realize the value of the collaboration network our system creates. Further, to drive daily increases in video usage, we collaborate with our customers on applications and new features. To increase user acceptance and network proliferation, we have lowered and intend to continue to lower the total cost of ownership to our customers, including the initial purchase price, installation, maintenance and support, and associated communication costs.

        Increase our sales force and add appropriate distribution partners. We plan to continue to use our direct sales force to increase penetration in existing vertical markets and to open new vertical markets. Our sales force has a high degree of industry knowledge and works closely with our customers to design industry-specific uses for our system, thus driving early acceptance and proliferation. As each vertical market matures, we intend to add indirect distribution channels such as communication service providers, equipment vendors, systems integrators or value-added resellers.

        Establish Avistar as the "Platform" for integrated collaboration. We believe that our video operating system, or VOS(TM), is a software platform that allows several video and data oriented applications, provided by other companies, to be integrated with Avistar's application set to provide customers with a much fuller and comprehensive sets of collaboration applications. We intend to license the VOS(TM) system and its modules to promote such integration.

        Establish our technology as the standard for networked video. We believe that our open, standards-based architecture allows us to embrace new technology and increases in the availability of bandwidth, while safeguarding the coherency, serviceability and scalability of our customers' existing Avistar investments. In order to increase the usage and visibility of our system, we intend to license our extensive intellectual property portfolio. We believe this will support our effort to establish the Avistar architecture as the industry standard for networked video applications. We also intend to continue our efforts to provide the highest quality network access and availability, computer integration and maintainability. We believe our architecture provides a natural migration path as local data networks evolve to support high-bandwidth video transmission with an appropriate quality of service. We will continue to build upon our software-based business model. We will continue to emphasize the software components of our revenue and, over time, as third party technology becomes more widely available, we intend to de-emphasize the lower margin hardware components of our revenue. We have focused on creating a system that can be easily installed and supported by our customers and partners. Correspondingly, we will continue to outsource more of the manufacturing, final assembly, distribution, installation and support of our system in order to increase the higher margin software and maintenance components of our revenue. In addition, we will partner with other companies to expand our application functionality, to utilize our VOS(TM) system to manage video hardware endpoints from other companies, and separately license our software technology.

SYSTEM ARCHITECTURE AND TECHNOLOGY

        Our networked video system is based on the sixth generation implementation of our open architecture that enables users to communicate visually using various networking protocols and transport media, including the Internet. We developed our architecture to address the necessary elements of a complete video-enabled collaboration solution.

        We believe that the following technical factors will transform and consolidate the existing video collaboration applications marketplace, creating a strong need for a software platform that will support this consolidation and evolution:

        -       improved compression technologies;

        -       the widespread proliferation of broadband infrastructure;

        - the developing availability of converged audio, video and data networks;

        -       improved computer processing speeds; and

        -       the adoption of critical digital video standards.

        Our software platform supports this consolidation by integrating the audio, video and data transport standards, or more specifically, the video standard for television in the United States and Europe, a standard for compressed digital video storage and distribution, the video conferencing standard using public switched networks, an audio and video conferencing standard using the Internet protocol and a proprietary video compression protocol used for Internet protocol streaming video.

        Since our inception we have invested in creating our VOS(TM) video operating system that we believe positions us to lead this transformation. Further, we provide a suite of collaboration applications that seamlessly operate with the VOS(TM) system allowing users to access this functionality in an easy and intuitive manner. We expect to make this platform increasingly usable by developers to allow integration with other applications and network hardware.

        Our system uses TCP/IP, the standard Internet protocol, for initiating video calls, for scheduling and starting broadcast presentations, and for managing the creation and access of stored video materials. In addition, we use TCP/IP for overall systems and network management throughout our software platform. This approach provides us with connectivity throughout the enterprise and allows us to leverage existing Internet infrastructure. For delivery of live local area network high-quality video streams with low delays, we use traditional circuit switched technologies, including H.320 and our own Avistar network technology. We use our gateways to translate between the various network technologies used in our system. These gateways are managed and controlled by our systems software with TCP/IP-based protocols.

        Each Avistar desktop functions as a node on the network, like personal computers, printers or file servers on a local area network. Just as color printers and file servers are often shared network resources on the local area network, the more costly equipment in an Avistar system, such as servers, switches, and the compression and decompression equipment component of our gateways, are centralized and made available to many users. Network nodes and resources, like those of a data network, are managed through centralized, Internet protocol-based applications and administration tools, such as Internet-based reports of video call activity.

        Because of the tight integration of various video network components, namely, the Avistar Switch, Media Server, Conference Center, Broadcast Podium and H.320 Gateway, our architecture has the following key features:

        - Switched services: Our video network employs a switched architecture to ensure that our system can scale to support large numbers of users. At the center of the network is an Avistar switch, which functions for video networking like the local area network switch functions for data networks. With our switch, bandwidth for video-enabled communication is available on demand so that two or more users participating in a video call automatically have the bandwidth required for continuous video and audio, with virtually no delay.

        - Network management: The VOS system utilizes open protocols for call set-up, call control and directory services. It also complies with standards and interfaces and connects with video networks through shared Avistar gateways that are further connected via private or public telephony networks. Servers communicate through Avistar's unique signaling system for video protocol, SSV, which is based on TCP/IP, the standard Internet protocol. Through this signaling system, servers exchange configuration information and allocate call resources during call set-up and exchange network status information. The signaling system selects the optimal route for wide area network calls, minimizing call costs and performance demands on wide area network resources. Most videoconferencing equipment using industry standard compression technologies also can communicate with the Avistar network.

        - Transport standard independence: Our system automatically selects the appropriate transport standards for transmitting information over the network to deliver the highest quality video possible and full duplex audio in the most efficient manner. For all interactions, the data network is used to transport information that can be easily and reliably sent in that fashion, such as call set-up information from a user seat to the Avistar switch or directory dialing information. For the transport of video over a local area network, our system currently uses existing spare Ethernet wires to deliver standards-compliant television quality signals. This method of transport keeps video signals clear without interfering with traffic on the data network and provides for local area network calls with no incremental communications cost. In a wide area network, Avistar has only slightly lower than television quality for real-time calls and broadcasts because it uses industry video compression standards across the public telephony network or a customer's private networks. For the transmission of recorded content on corporate data networks or via the Internet, our system uses standard digital storage formats and transport technologies.

        - Expandable to thousands of users: Because shared resources, such as servers, are attached to the Avistar switch and are managed through the data network, new users and new capabilities can be added without replacing existing infrastructure or adding costly software or hardware at each desktop. Just as local area network switches and public telephony networks can be linked together without the use of routers, Avistar switches can be similarly linked without the use of video network gateways. As a result, customers can easily add capacity as their needs grow.

        - Evolves with Digital Technology: Our VOS software is designed to facilitate utilization of all-digital, local area networks, including Internet protocol video transmission, when sufficient bandwidth and quality of service are available. Our system will also maintain compatibility with existing networks. To enable the highest quality video possible today given most customers' infrastructure, we use circuit switching in the local area network. Nevertheless, our VOS system is designed to enable us to adopt additional Internet protocol-based standards allowing evolution on the transport of audio and video on the customer's local area data network.

SYSTEM PRODUCTS AND APPLICATIONS

        Our system products and applications consist of shared resources accessible to the entire Avistar network from desktop and conference room users.

SHARED RESOURCES

        Like the architecture of data networks, our system is designed to maximize the use of shared resources on the network. This configuration results in a thin client, or a desktop that is not burdened with memory or processor intensive software and hardware. Each user can access higher quality software, gateways, multi-point conference centers, media servers and video broadcasts with lower per user acquisition and management costs than is possible with non-networked video solutions. These shared resources consist of the following products and applications:

    Local Area Network and Wide Area Network Products

        - The Avistar Switch. At the center of each local area network Avistar system is an Avistar switch that supports up to 120 Avistar desktop and conference room users. The switch connects video calls placed among Avistar desktop and conference room users, and allows those users to access shared resources such as Avistar conference centers, media servers and gateways, as well as television broadcasts and VCRs. Each Avistar switch includes Windows NT-based Avistar server software that provides application services and network management. Additional switches can be connected together in a building or campus to scale to many hundreds of users.

        - The Avistar H.320 Gateway. Connectivity to the wide area network is provided via the Avistar H.320 gateway. The gateway supports the H.320 video compression standard, using the public telephony network or a customer's private network. With our gateway, users across the wide area network can communicate with another Avistar network or with other H.320 compliant desktop or room systems.

    Server and Software Products

        - The Avistar Conference Center. Our conference center enables multipoint conferences for up to four video sources with continuous presence that allows all participants to see and hear one another continuously and simultaneously. Multiple conference centers can be installed on each switch to support several simultaneous multi-party calls.

        - The Avistar Media Server. Our media server allows users to create, publish and view video content from any desktop or conference room. Any form of video, including a four-way video call, can be saved on the media server in high quality digital MPEG format. MPEG is the commonly used Moving Pictures Expert Group standard for compressed digital video storage and distribution. Any user can retrieve and replay video at any time from the media server using the desktop Avistar interface or any industry standard MPEG player.

        - The Avistar Broadcast Podium. Our broadcast podium allows Avistar desktop or conference room users to broadcast one-way, real-time presentations to an audience of other Avistar users at both local and remote sites. The broadcast podium allows an individual or a conference call to be broadcast to thousands of users, and, via third party products, to be streamed simultaneously over the Internet.

    Internet Protocol-Based Applications

        - Avistar Directory Software. Our directories allow a user to place a video call by simply clicking on a picture or name in the user's directory of local and remote Avistar users on the same Avistar network. If the other party is logged-on, our system will route the call to the correct location over the local area network or over the public telephony lines or the customer's private network in the wide area. The user can look up addresses in private and global address books, utilize browser style type-in boxes and access speed-dial direct connect buttons. This server-based directory simplifies administration and allows users to get started quickly without having to manually enter many video phone numbers into their desktop directory.

        - Shareboard(R) Software. Our Shareboard application allows users to collaborate on graphics, data, or text during a video call. By clicking on the Share button, users are linked to the Shareboard data sharing application. Users can share any application window or image with all conference participants, see all users' color-keyed pointers and text and paintbrush annotations, and save or print shared images from any desktop or conference room.

        - Avistar Call Reporting System. With our Web-based call reporting system, our customers can track local and wide area network calls logged by each Avistar server. Reports show call details, device usage and calls by user and are all viewable from any Web browser. Reports can be customized and stored for future or specialized analysis.

DESKTOP AND CONFERENCE ROOM CLIENT PRODUCTS

        Avistar Conference. We deliver a complete system that includes all hardware and software components required to video-enable desktops and conference rooms. The standard Avistar two-way desktop system consists of the following hardware components:

        -       A high resolution camera with built-in directional microphone;

        -       External speakers;

        - A video overlay card for a desktop or conference room that allows video to be viewed from a computer;

        - A video network interface unit with ports for camera, microphone, speakers, auxiliary video and audio, headset and telephone sets; and

        - Built in echo-cancellation circuitry and full duplex audio, without requiring a headset.

        Avistar Viewer. Our viewer is designed for organizations that need to provide users with view-only access to important video sources. Users can monitor a selection of real-time, broadcast video sources, such as training courses or senior management meetings, watch live broadcasts, such as CNN or CNBC, or select and view stored video content from their desktops. Customers can deploy Avistar viewers in networks of only one-way users, or add them to mixed networks that already include Avistar two-way users. One-way users can easily be upgraded to two-way.

        Avistar Room Systems. We deliver complete video systems for a wide range of room sizes and layouts. We believe that the key advantages of our system are that the interface used in a conference room system is consistent with the interface used on individual desktops and that it allows for all forms of video-enabled communications: interactive video calling, content creation and publishing, broadcasting and video-on-demand. Therefore, users are familiar with the controls and do not need additional training to operate the room system, nor do they need an additional technician to set-up and connect conference room calls.

        Avistar Digital Viewer. The Digital Viewer allows users to view streaming presentations from any Avistar presentation, Avistar broadcast source or other RealNetworks RealVideo-format video source. Active presentations can be easily viewed by clicking on a list of available presentations. Users can also view streaming content available over the Internet through their Avistar Digital Viewer.

CUSTOMERS

        As of December 31, 2000, we have licensed and recognized revenue with respect to over 4,300 users of our customers at over 200 sites. These represent 111 cities in 32 countries. Because many of our customers operate on a decentralized basis, decisions to purchase our systems are often made independently by individual business units, so that in many cases a single company represents several separate accounts. The following is a list of some of the customers that, together with their affiliates, generated the largest portion of our revenue since our inception:

                                    Bank of America
                                    Boeing Corporation
                                    Deutsche Bank AG
                                    Goldman, Sachs & Co.
                                    JP Morgan Chase
                                    Silicon Valley Bank
                                    UBS Warburg LLC

        Each of Deutsche Bank AG, Goldman, Sachs & Co., JP Morgan Chase, UBS Warburg LLC and their affiliates, accounted for more than 10% of our revenue for 2000. These entities collectively accounted for 80% of our 2000 revenue.

        Case Studies. The following are examples of how customers use our system to solve their collaboration needs:

        - After significant investigation of the market for video-enabled communications systems, a major international investment bank made an initial order in 1998. The order was for a limited deployment to understand actual user acceptance and productivity impact. The bank wanted to improve day-to-day communication across its global organization while reducing the significant travel demands of its managers and analysts. The system is now utilized globally by traders, analysts, business managers, credit and legal departments and external customers to establish a more effective communication method. The success of the system within the investment banking division has led the European-based parent bank to install the system in the offices of its key managers globally, as well as in its various management board rooms. As of December 31, 2000, the bank and its affiliates had purchased over 19 times the amount included in the initial order.

        - A manufacturer has deployed Avistar to seven sites in just over a year. First deployed in January 1999 as a means to improve communications internally among three main locations, our video network has expanded internally and has been extended to a key supplier. Our system is utilized to establish a virtual supply chain management solution. By video enabling both the key internal and external suppliers, our system allows the manufacturer to manage the nuances associated with complex design, development and fulfillment, particularly when it is designing products in one geographic location but building and outsourcing assembly in another. Throughout the supply chain, team members can collaborate on revisions, engineering, changes in orders, quality issues, manufacturing challenges and component delivery requirements. Our network has improved communication, fostered collaboration and compressed the time required to resolve manufacturing issues, as well as saved time and travel costs.

        - Another financial services customer has demonstrated how enterprise video can directly impact revenue. Using an Avistar network, this institution was able to complete a complex trade involving multiple equities. Due to the complexities associated with this trade, the process to develop and approve this type of transaction would normally take approximately two weeks, as it requires the involvement and approval of many different legal, tax and other experts. Since several institutions compete simultaneously for this business, time is of the essence. By using our system, our customer was able to bring together all of the necessary parties to share appropriate data. They structured the trade and won the business in 48 hours. This real-time collaboration resulted in a completed client transaction well before competition could respond.

SEGMENT INFORMATION

        We operate through two segments:

        - Avistar Systems Corporation, our wholly owned subsidiary, engages in the design, development, manufacturing, sale and marketing of networked video communications products.

        - Collaboration Properties, Inc., our wholly owned subsidiary, engages in the development, prosecution, maintenance, support and licensing of the intellectual property used in our system.

                To date, Collaboration Properties, Inc. has not engaged in any material licensing activities.

SALES AND MARKETING

        Sales. We have a direct sales force in the United States. As of December 31, 2000, our direct sales force consisted of five regional sales managers and six account development managers in Redwood Shores, California and New York, New York. Regional sales managers have direct responsibility for selling and account management, while account development managers are responsible for system utilization and expansion at customer sites. Our international direct sales force is managed from our office in London, England, and included one regional sales manager and two account development managers as of December 31, 2000.

        Marketing. Our marketing efforts are directed towards select vertical markets, with initial emphasis on financial services and manufacturing. We have identified specific collaboration needs for enterprises in each of these vertical markets. We then help our customers understand how our system can satisfy these needs and thereby increase the number of users. We emphasize initiatives to develop market awareness of our system and services and increase usage of our installed systems. We also use marketing programs to build our corporate image.

INSTALLATION, MAINTENANCE, TRAINING AND SUPPORT SERVICES

        We provide a wide variety of services for installation and design of Avistar video networks, including workflow analysis to identify patterns of collaboration between workgroups to determine the best configuration of networked resources for the enterprise. We generally install our systems for customers, although in some cases, follow-on orders are installed by our customer's information technology group or their services partner. In the future, we expect installation of additional systems will increasingly be performed by our customers or their services partners.

        Our maintenance services ensure that customers benefit from the latest networked video technology through software upgrades, extended warranty care and expedited repair and replacement services. Our customer support center provides voice and video call assistance to Avistar users and administrators throughout the world, 24 hours per day, seven days per week. On-site support is also available from each of our major regional offices for a separate fee. In addition, training for users is available onsite or at Avistar and for system administrators at Avistar on a for-fee basis.

BACKLOG

        The estimated backlog of product orders believed to be firm was $4.9 million at December 31, 1999 and $6.9 million at December 31, 2000. We expect most of these orders to be shipped within the next two fiscal quarters. Backlog is not necessarily indicative of past or future operating results.

RESEARCH AND DEVELOPMENT

        We believe that strong system development capabilities are essential to our strategy. Our research and development efforts focus on enhancing our core technology, developing additional applications, addressing emerging technologies, standards and protocols, and engaging in patent and licensing activities. Our system development team consists of engineers and software developers with experience in video and data networking, voice communications, video and data compression, e-mail and Internet technologies. We believe that our diverse technical expertise contributes to the highly integrated functionality of our system. Research and Development expenses were $3.3 million in 1998, $2.7 million in 1999 and $4.1 million in 2000. As of December 31, 2000, 22 of our employees were engaged in research and development activities. We expect to devote a significant amount of our resources to research and development in the foreseeable future.

MANUFACTURING

        We use contract manufacturers to perform component purchasing and some material assembly. Our operations staff develops manufacturing strategies and qualifies and audits manufacturing processes and suppliers. We work with our contract manufacturers to reduce manufacturing costs and to resolve quality control issues. We believe our manufacturing strategy enables us to utilize the manufacturing capabilities of our contract manufacturers while allowing us to focus on rapid system development and deployment, software architecture and development of video communication applications. We use third party, commercially available camera components, microphones, speakers and monitors for desktop and room systems, as well as third party compression and decompression components for our gateways.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

        Our ability to compete and continue to provide technological innovation depends substantially upon internally developed technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as licensing, non-disclosure and other agreements with our consultants, suppliers, customers and employees, to protect our technology. We believe that other factors such as the technological and creative skills of our personnel, new system developments, frequent system and feature enhancements and reliable system support and maintenance are also essential to maintaining our leadership position in technology.

        We have pursued registration of our key trademarks and service marks in the United States, the United Kingdom and certain other European countries, and intend to pursue additional registration in additional countries where we plan to establish a significant business presence. We own several U.S., Canadian and United Kingdom registered trademarks, including Avistar Systems, Avistar logos and Shareboard.

        Through Collaboration Properties, Inc., our wholly owned subsidiary, as of December 31, 2000, we held 12 U.S. patents and 13 non-U.S. patents and 10 additional U.S. and non-U.S. patents had been allowed. The patents that have been issued expire at varying dates between 2013 and 2015. In addition, numerous patent applications are pending in the U.S. and several other jurisdictions. Specifically, these patent applications, most of which relate to and claim priority from an application originally filed in 1993, currently include both method and apparatus claims. These patents and pending patent applications disclose and/or claim aspects of our analog or digital desktop video conferencing technology, video and multimedia storage technology for messaging and publishing, directory services, and public wide area networking access, switching and architecture. A portion of these technologies is currently utilized in our system. To date, we have focused on expanding our patent portfolio and expediting patent issuance. We plan to continue these efforts and to seek to license our patents to reinforce the adoption of our technology.

        We generally enter into confidentiality, license and nondisclosure agreements with our employees, consultants, prospective customers, licensees, and partners that seek to limit the use and distribution of our proprietary materials, and prohibit reverse-engineering of our proprietary technologies. In addition, we control access to and distribution of our software, documentation, and other proprietary information. Two of our license agreements with our customers require us to place our software source code into escrow. In these two cases, these agreements provide that these customers may be entitled to retain copies of the software and will have a limited non-exclusive right to use and/or reproduce, maintain, update, enhance and produce derivative works of the software source code under the terms of the agreements if we fail to timely cure a breach by us or if we become the subject of a bankruptcy or similar proceeding.

        We maintain a strong working relationship with vendors whom we identify as key suppliers and assign preferred provider status to these vendors under agreements that secure ordering and extended warranty rights for us. These agreements also generally include both marketing provisions under which these vendors promote our system and development forums under which we have an opportunity to participate in the vendor's development plans to include features and functions that are favorable to us.

COMPETITION

        The market for video collaboration products and systems is highly competitive and fragmented. Until recently, the market has been slow to develop and primarily consisted of room-based conferencing systems. As a result of advances in technology, increases in communications capability and reductions in communications costs in the past several years, the market is now characterized by many competitors, rapidly changing technology, evolving user needs, developing industry standards and protocols and the frequent introduction of new products and services.

        We believe that the principal factors affecting competition in our markets include:

        -       product features, functionality and scalability;

        -       product quality and performance;

        -       product reliability and ease of installation;

        -       use of open standards;

        -       quality of service and support;

        -       company reputation and size; and

        -       price and overall cost of ownership.

        Currently, our principal competitors are companies that provide products and services in specific areas where we offer our integrated system, such as:

        -       room-based point-to-point video communication products;

        -       desktop video communications products;

        -       broadcast video products;

        -       video retrieval and viewing products; and

        -       desktop content creation products.

        While a number of companies have marketed individual applications that enable users to use individual features of our system, we do not believe that any single competitor currently offers a fully integrated system that competes with the features of our system. Although we compete with companies to satisfy a given application at a potential customer, we believe these companies in many cases can also represent complementary opportunities to extend the reach of an Avistar system by potentially expanding the market for video networking.

        We expect competition to increase significantly in the future from existing providers of specialized video communications products and from companies that may enter our existing or future markets, possibly including major telephone companies or communications equipment providers. These companies may develop similar or substitute solutions that may be less costly or provide better performance or functionality than our systems. Many of our existing and potential competitors have longer operating histories, significantly greater financial, marketing, service, support, technical and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. To be successful, we must continue to respond promptly and effectively to the challenges of changing customer requirements, technological change and competitors' innovations. Accordingly, we cannot predict what our relative competition position will be as the market evolves for video collaboration products and services.

EMPLOYEES

        As of December 31, 2000, we had 93 employees, including 22 employees in research and development, 30 employees in customer services, including installation and support services, 19 employees in sales and marketing and 22 employees in finance, administration and contract administration. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing, and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of our key employees could harm our business.

EXECUTIVE OFFICERS

        Our officers and their ages as of December 31, 2000 are as follows:

NAME                             AGE   POSITION
----                             ---   --------
Gerald J. Burnett............     58   Chief Executive Officer, President and Chairman of the
                                       Board
R. Stephen Heinrichs.........     53   Vice Chairman of the Board, Chief Financial Officer and
                                       Secretary
William L. Campbell..........     52   Executive Vice President and Director
Craig F. Heimark.............     46   Vice President of Strategic Markets
James P. Hughes..............     40   President of Avistar Systems Corporation
R. Jan Afridi................     41   Vice President of Financial Industry Sales of Avistar
                                       Systems Corporation
Stephen F. Arisco............     42   Vice President of Operations and Customer Support of
                                       Avistar Systems Corporation
Michael G. Barsotti(1).......     51   Vice President of Finance; Chief Financial Officer of
                                       Avistar Systems Corporation
Lauren F. Calaby(2)..........     39   Vice President of Product Marketing and Business
                                       Development of Avistar Systems Corporation
J. Chris Lauwers.............     40   Vice President of Engineering of Avistar Systems
                                       Corporation
Lester F. Ludwig.............     44   Vice President of Collaboration Properties, Inc.

    (1) Resigned in January 2001

    (2) Resigned in February 2001

        Gerald J. Burnett is one of our founders and has been Chairman, President and Chief Executive Officer since March 2000. He has been Chief Executive Officer of Avistar Systems Corporation and a director of Collaboration Properties, Inc. since 1998. From 1993 to 1997, he was a director of Avistar Systems Corporation or a principal of its predecessor limited partnership. Dr. Burnett has been a director of Vicor, Inc. since its inception in 1989. Since 1990, he has been a director of Western Data Systems of Nevada, Inc., a supplier of software to the aerospace and defense industries. He is a member of the Corporation (Board of Trustees) of the Massachusetts Institute of Technology. Dr. Burnett holds a B.S. and an M.S. from the Massachusetts Institute of Technology in electrical engineering and computer science and a Ph.D. from Princeton University in computer science and communications.

        R. Stephen Heinrichs is one of our founders and has been Vice Chairman, Chief Financial Officer and Secretary since March 2000. He has been Chairman of Avistar Systems Corporation since 1993 and served as Chief Executive Officer from 1993 to 1997 and Chief Financial Officer from 1993 to the present. Mr. Heinrichs has been a director of Collaboration Properties, Inc., a wholly owned subsidiary of the Company, since its inception. From 1976 through 1989 he was Chief Financial Officer of Teknekron and Chairman and Chief Executive Officer of several Teknekron companies. He is also one of the founders and has been a director of Vicor, Inc. since its inception in 1989. He has been Chairman of Western Data Systems of Nevada, Inc. since 1990. Mr. Heinrichs holds a B.S. from California State University in Fresno in Accounting. He is a certified public accountant.

        William L. Campbell is one of our founders and has been a director and Executive Vice President since March 2000. He has been Chairman, President and Chief Executive Officer of Collaboration Properties, Inc. since 1998. He has been Chairman of Vicor, Inc., since 1994 and a director since 1989. Mr. Campbell holds a B.S. in general engineering from the U.S. Military Academy and an M.S. in management from the Sloan School of the Massachusetts Institute of Technology.

        Craig F. Heimark has been Vice President of Strategic Markets since March 2000. From 997 to 2000, he was Managing Partner of the Hawthorne Group, a strategic advisory firm specializing in consulting to high growth information technology companies. Prior to founding the Hawthorne Group, he served in various roles at SBC Warburg, including Member of the Executive Board, Head of Strategic Planning and Chief Information Officer from 1990 to 1997. He holds a B.A. in Economics and B.S. in Biology from Brown University.

        James P. Hughes has been President of Avistar Systems Corporation since January 2000. Previously, he had been Vice President of Sales of Avistar Systems Corporation since 1994. From 1991 through 1993, he was Director of Business Development at Aurum Software, Inc. Mr. Hughes holds a B.S. and an M.B.A. in Marketing from the University of Santa Clara.

        R. Jan Afridi has been Vice President of Financial Industry Sales of Avistar Systems Corporation since April 2000. Previously, he served as Director of Domestic Financial Services Sales from 1998 to March 2000 of Avistar Systems Corporation and as Director of Support Services from 1997 to 1998 of Avistar Systems Corporation. Prior to joining Avistar he was Director of Sales at Cornerstone, a document imaging company, from 1994 to 1997. Mr. Afridi holds a B.S. in engineering from U.S. Military Academy University and an M.B.A. from Golden Gate University.

        Stephen F. Arisco has been Vice President of Operations and Customer Service of Avistar Systems Corporation since February 2000. He previously served as Director of Operations and Customer Service from December 1997 to January 2000 of Avistar Systems Corporation. From 1987 through 1997, he was Director of Customer Service and Operations at TRW Financial Systems, a systems integration company. He holds a certificate of study from H.C. Wilcox Vocational Technical School and an associate degree from Diablo Valley College.

        J. Chris Lauwers has been Vice President of Engineering of Avistar Systems Corporation since 1994. He was Principal Software Architect at Vicor, Inc. from 1990 through 1993. From 1987 to 1990 he was a Research Associate at Olivetti Research Center. Dr. Lauwers holds a B.S. in electrical engineering from the Katholieke Universiteit Leuven of Belgium. He also holds an M.S. and a Ph.D. in electrical engineering and computer science from Stanford University.

        Lester F. Ludwig has been Vice President of Collaboration Properties, Inc. since 1998. Previously, he had been Principal Scientist at Vicor, Inc. since 1990. He was Director of Technology of Avistar Systems Corporation from 1995 to 1998. From 1986 to 1990 Dr. Ludwig conducted foundational multimedia communications research at Bellcore. Dr. Ludwig holds a B.S. and an M.S. in electrical engineering from Cornell University and a Ph.D. in electrical engineering and computer science from the University of California at Berkeley.

ITEM 2. PROPERTIES

        Our corporate headquarters are located in Redwood Shores, California, where we lease approximately 17,000 square feet under a lease that expires September 2003. We believe that this facility together with additional space we intend to acquire for use in 2001 will be sufficient to meet our needs through the next 12 months. In addition, we lease a total of approximately 12,400 square feet of office space in Palo Alto, California; Incline Village, Nevada; New York, New York; Dallas, Texas; and London, England. The Palo Alto facility is a distribution warehouse for inventory, with final assembly and test capabilities.

ITEM 3. LEGAL PROCEEDINGS

        We are not currently involved in any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On January 2, 2001, our majority stockholders, Gerald J. Burnett, R. Stephen Heinrichs, and William L. Campbell voted 17,278,452 shares of our common stock (69% of outstanding shares as of December 29, 2000) by an action by written consent to:

    1. Approve the amendment of our bylaws to increase the range of authorized directors from four to six to five to nine; and

    2.  Approve the appointment of Robert P. Latta to our board of directors.

        These stockholders actions by written consent became effective on February 5, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

INITIAL PUBLIC OFFERING

        In August 2000, we completed an initial public offering of the Company, selling three million shares of common stock at $12 per share. The initial public offering resulted in net proceeds to the Company of approximately $31.3 million after the payment of the underwriters' commission and deduction of offering expenses.

        In August 2000, we used a portion of the net proceeds from the initial public offering to repay the outstanding balances of notes payable and accrued interest due related parties of approximately $12.6 million. The remainder of the proceeds has been invested in securities with maturities of three months or less and is included in cash and cash equivalents.

PRICE RANGE OF AVISTAR COMMON STOCK

        Our common stock has been traded on the Nasdaq National Market under the symbol "AVSR" since August 17, 2000. The following table sets forth for the period indicated the high and low sale prices for our common stock, as reported by the Nasdaq National Market.

                                                        HIGH         LOW
                                                        ----         ---
       YEAR ENDED DECEMBER 31, 2000
           Third Quarter.........................     $ 14.00      $5.6875

          Fourth Quarter.........................     $8.0625      $  3.25

        On December 29, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $4.50 per share. As of December 31, 2000 there were approximately 63 holders of record of our common stock.


SALES OF UNREGISTERED SECURITIES

        None.

DIVIDEND POLICY

        We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA

        The selected combined and consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our combined and consolidated financial statements and notes thereto. The selected statements of operations data for the years ended December 31, 1998 through December 31, 2000, and the selected balance sheet data as of December 31, 1999 and 2000, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this annual report on Form 10-K. The selected statements of operations data for the years ended December 31, 1996 and 1997 and the selected balance sheet data as of December 31, 1996, 1997, and 1998 is derived from our financial statements not included in the annual report on Form 10-K. Prior to 1998, we did not have any common stock outstanding because we were organized as Avistar Systems, Limited Partnership, our predecessor. Accordingly, no per share data have been presented for periods prior to 1998. In our opinion, the audited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. The historical results presented below are not necessarily indicative of future results.

                                STATEMENTS OF OPERATIONS DATA


                                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------------------
                                                             1996          1997          1998          1999           2000
                                                           --------       -------       -------       -------       --------
                                                             PREDECESSOR ENTITY
                                                           ----------------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
   Product ..........................................      $  2,253       $ 3,196       $ 3,342       $ 6,146       $ 16,925
   Services, maintenance and support ................           540         1,861         1,786         3,227          4,489
                                                           --------       -------       -------       -------       --------
      Total revenue .................................         2,793         5,057         5,128         9,373         21,414
Cost of revenue:
   Product ..........................................         2,474         2,661         1,959         3,190          7,287
   Services, maintenance and support ................         1,660         2,354         1,443         1,697          2,167
                                                           --------       -------       -------       -------       --------
      Total cost of revenue .........................         4,134         5,015         3,402         4,887          9,454
                                                           --------       -------       -------       -------       --------
Gross margin ........................................        (1,341)           42         1,726         4,486         11,960
                                                           --------       -------       -------       -------       --------
Operating expenses:
   Research and development .........................         2,591         3,347         3,348         2,718          4,123
   Sales and marketing ..............................         2,288         2,513         3,152         3,649          5,627
   General and administrative .......................           862         1,182         2,289         2,872          4,283
   Amortization of deferred stock compensation ......            --            --            --           618          2,049
                                                           --------       -------       -------       -------       --------
      Total operating expenses ......................         5,741         7,042         8,789         9,857         16,082
                                                           --------       -------       -------       -------       --------
   Loss from operations .............................        (7,082)       (7,000)       (7,063)       (5,371)        (4,122)
                                                           --------       -------       -------       -------       --------
Other (expense) income:
   Interest expense .................................        (1,501)       (2,394)         (276)         (972)        (1,184)
   Interest income ..................................             1             1             1            54            650
   Other ............................................             4          (310)         (303)          (61)           (15)
                                                           --------       -------       -------       -------       --------
         Total other expense ........................        (1,496)       (2,703)         (578)         (979)          (549)
                                                           --------       -------       -------       -------       --------
Net loss ............................................      $ (8,578)      $(9,703)      $(7,641)      $(6,350)      $ (4,671)
                                                           ========       =======       =======       =======       ========
   Beneficial conversion related to
      convertible preferred stock ...................                                                               $(37,783)
   Net loss attributable to common stockholders .....      $ (8,578)      $(9,703)      $(7,641)      $(6,350)      $(42,454)
                                                           ========       =======       =======       =======       ========
Net loss per share -- basic and diluted .............                                   $(86.83)      $(54.27)      $  (4.46)
                                                                                        =======       =======       ========
Weighted average shares used in calculating
   basic and diluted net loss per share .............                                        88           117          9,510

                  COMBINED AND CONSOLIDATED BALANCE SHEET DATA


                                              -----------------------------------------------------------------
                                                                   YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------------------
                                                1996           1997         1998           1999           2000
                                              --------       -------       -------       --------       -------
                                               PREDECESSOR ENTITY
                                              ----------------------
                                                                       (IN THOUSANDS)
Cash and cash equivalents ..............      $     32       $    15       $   139       $  6,232       $21,660
Working capital (deficit) ..............       (20,351)         (910)       (2,881)         1,656        21,423
Total assets ...........................         2,919         4,333         2,768         10,523        28,303
Notes payable and accrued interest
  due to related parties
    Current portion ....................        19,648           429         1,300          2,533            --
    Noncurrent portion .................            --            --         5,152          9,190            --
Preferred stock ........................            --            16            16             17            --
Stockholders' equity (deficit) .........       (19,137)           36        (7,609)        (6,997)       21,764

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this annual report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors". These factors may cause our actual results to differ materially from any forward looking statement.

        Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward looking statements. We are under no duty to update any of the forward looking statements after the date of this annual report on Form 10-K to conform our prior statements to actual results.

OVERVIEW

        We operate through two segments:

        - Avistar Systems Corporation, our wholly owned subsidiary, engages in the design, development, manufacturing, sale and marketing of networked video communications products; and

        - Collaboration Properties, Inc., our wholly owned subsidiary, engages in the development, prosecution, maintenance, support and licensing of the intellectual property used in our system.

Revenue

        We derive product revenue principally from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. In addition, we derive revenue from fees for installation, maintenance, support and training services. As a percentage of total revenue, product revenue was 66% and 79% in 1999 and 2000, respectively. We expect the hardware component of product revenue as a percentage of total product revenue to decline over time as technology evolves and we are no longer required to provide as many hardware products or their component parts.

        Revenue from customers outside the United States accounted for 19% of our revenue in 1999 and 46% of our revenue in 2000. To date, a significant portion of our revenue has resulted from sales to a limited number of customers. In 1999, we recorded revenue of approximately $7.2 million from our three largest customers and their affiliates, which represented 77% of total revenue. In 2000, we recorded revenue of approximately $17.1 million from our four largest customers and their affiliates, which represented 80% of total revenue. We anticipate that our revenue and, therefore, our operating results for any given period will continue to depend to a significant extent on a limited number of customers. As a result, loss of any one of these customers would have a significant adverse impact on our operation.

Cost of Revenue

        Our cost of revenue consists primarily of the cost of software and hardware, including compensation and third party components; the cost of compensation for installation, maintenance, support and training personnel; and other costs related to facilities and office equipment for professional services, technical support and training personnel. We recognize product costs and costs of installation, maintenance, support, and training services as revenue is recorded. The gross margins on service revenue have been comparable to our product revenue margins. This is due in part to the fact that a significant percentage of service revenue is derived from our higher margin maintenance business. Maintenance has higher margins than other service revenue due to the recurring nature of maintenance business.

Operating Expenses

        We generally recognize our operating expenses as we incur them in three general operational categories: research and development, sales and marketing and general and administrative. Our operating expenses also include amortization of our deferred stock compensation charges related to stock options. These charges are amortized over the vesting period of the options, generally four years. Our research and development expenses consist primarily of compensation expenses for our personnel, patent and licensing costs and, to a minor extent, independent contractors. We expense all patent and licensing costs. Our sales and marketing expenses consist primarily of compensation, commission and travel expenses along with other marketing expenses. Our general and administrative expenses consist primarily of compensation for our administrative, financial, and contractual personnel and a number of non-allocable costs, including professional fees, legal fees, accounting fees and provisions for allowance for doubtful accounts.

        We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities based upon the number of employees assigned to each of these areas. These allocated charges include facilities rent and utilities and depreciation expense for property and equipment.

        The non-cash deferred stock compensation charge related to stock options represents the difference between the exercise price of options granted to acquire our shares of common stock during the period and the deemed fair value for financial reporting purposes of our shares of common stock on the measurement date, which is the same as the date of grant of those options. Based on the outstanding options at December 31, 2000, we anticipate recording charges of $1.1 million in 2001, $0.6 million in 2002 and $0.1 million in 2003, to record the remainder of the costs associated with these grants.

Interest income and expenses

        We generate interest income by investing the cash we raised in December 1999 and August 2000 equity financings. Interest expense consists primarily of amounts we owed under our line of credit, short-term debt and long-term debt. At December 31, 2000, we had no short-term or long-term debt and had paid off our line of credit and terminated the line.

Income taxes

        We have made no provision for and have received no benefit from U.S. Federal income taxes for any period due to our operating losses. As of December 31, 2000, we had $3.9 million of net operating loss carry-forwards for federal income tax purposes, which expire beginning on various dates through the year 2020. Our use of these net operating losses may be limited in future periods. We have recorded no tax benefits for these losses.

RESULTS OF OPERATIONS

        The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

                                                          PERCENTAGE OF TOTAL REVENUE
                                                        -------------------------------
                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                        -------------------------------
                                                         1998         1999         2000
                                                        -----        -----        -----
Revenue:
   Product .......................................       65.2%        65.6%        79.0%
   Services, maintenance and support .............       34.8         34.4         21.0
                                                        -----        -----        -----
     Total revenue ...............................      100.0        100.0        100.0
                                                        -----        -----        -----
Cost of revenue:
   Product .......................................       38.2         34.0         34.0
   Services, maintenance and support .............       28.1         18.1         10.1
                                                        -----        -----        -----
     Total cost of revenue .......................       66.3         52.1         44.1
                                                        -----        -----        -----
Gross margin .....................................       33.7         47.9         55.9
Operating expenses:
Research and development .........................       65.3         29.0         19.3
Sales and marketing ..............................       61.5         38.9         26.3
General and administrative .......................       44.6         30.7         20.0
Amortization of deferred stock compensation ......         --          6.6          9.6
                                                        -----        -----        -----
     Total operating expenses ....................      171.4        105.2         75.1
                                                        -----        -----        -----
Loss from operations .............................      (137.7)      (57.3)       (19.2)
                                                        -----        -----        -----
Other (expense) income:
   Interest expense ..............................       (5.4)       (10.4)        (5.5)
   Interest income ...............................         --          0.6          3.0
   Other .........................................       (5.9)        (0.6)        (0.1)
                                                        -----        -----        -----
     Total other expense .........................      (11.3)       (10.4)        (2.6)
                                                        -----        -----        -----
Net loss .........................................      (149.0)%     (67.7)%      (21.8) %
                                                        =====        =====        =====
Net loss attributable to common shareholders .....      (149.0)%     (67.7)%      (198.3)%
                                                        =====        =====        =====

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

Revenue

        Total revenue increased by 83% from $5.1 million in 1998 to $9.4 million in 1999, and increased 128% to $21.4 million in 2000. The increases were due primarily to increased product and services sales to an increased customer base. For 2000, revenue from four customers accounted for 80% of total revenues. The level of sales to any customer may vary from quarter to quarter. We expect that there will continue to be significant customer concentration in future quarters. The loss of any one of those customers could have a material adverse impact on our financial condition or operating results.

Cost of Revenue

        The cost of revenue increased by 44% from $3.4 million in 1998 to $4.9 million in 1999, and increased 93% to $9.5 million for 2000. Cost of revenues increased due to higher product revenue and the addition of personnel to support increased service revenue.

Gross Margin

        The gross margin as a percentage of revenues increased from 34% in 1998 to 48% in 1999, and increased to 56% in 2000. These increases were primarily due to lower product component costs and the allocation of certain fixed overhead costs over a larger service revenue base.

Operating expenses

        Research and development. Research and development expenses decreased by 19% from $3.3 million in 1998 to $2.7 million in 1999, and increased 52% to $4.1 million in 2000. The increase was due to increased costs due to significant increases in personnel and personnel related expenses and increased prototype and development expenses, reflecting increased costs for new product development and enhancements to existing products. The 1998 amounts included significant hardware redesign and associated consultant and prototype expenses. These costs were not incurred in 1999 leading to the decrease of approximately $0.6 million.

        Sales and marketing. Sales and marketing expenses increased by 16% from $3.2 million in 1998 to $3.6 million in 1999, and increased 54% to $5.6 million in 2000. These increases were due to increased personnel and personnel related costs due to the hiring of additional sales and marketing personnel, higher sales commission expenses, and higher marketing program costs.

        General and administrative. General and administrative expenses increased by 25% from $2.3 million in 1998 to $2.9 million in 1999, and increased 49% to $4.3 million in 2000. These increases were a result of hiring additional personnel, increased outside professional services expenses and other expenses required to support an increased scale of operations and the costs of being a public company.

        Amortization of deferred stock compensation. Amortization of deferred stock compensation increased by 232% from $.6 million in 1999 to $2.0 million in 2000. The increase was due to stock options granted during the year ended December 31, 2000, at prices below fair market value.

        All operating expenses, except for amortization deferred stock compensation for the year ended December 31, 2000, decreased as a percentage of revenues for all periods due primarily to significant increases in revenue.

Other expenses, net

        Other expenses, net increased by 69% from $(.6) million in 1998 to $(1.0) million in 1999 due to higher interest expenses due to the establishment of a $2.0 million line of credit with a financial institution in June 1999 and the increase in the balance on the notes payable to related parties. Other expenses, net decreased by 44% to ($0.5) million in 2000 due to lower interest expenses due to the retirement of debt and higher interest income due to an increased balance of cash, cash equivalents, and short term investments resulting from our initial public offering in August 2000.

Net loss

        The net loss of $7.6 million in 1998 decreased by 17% to a net loss of $6.4 million in 1999 and the net loss decreased by 26% to $4.7 million in 2000. These decreases were due to significantly increased revenues, partially offset by increased cost of revenue and operating expenses.

Net loss attributable to common shareholders

        The 2000 results include a $37.8 million non-cash amount relating to the beneficial conversion related to the conversion of our convertible preferred stock at the time of the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

        We had cash and cash equivalents of $6.2 million as of December 31, 1999 and $21.7 million as of December 31, 2000. Our operating activities resulted in net cash outflows of $5.7 million, $7.3 million, and $2.2 million for 1998, 1999, and 2000 respectively. For 2000, the net cash flow of $15.4 million resulted from net cash provided by financing activities of $17.7 million, partially offset by net cash used in operations of $2.2 million. The net cash provided by financing activities of $17.7 million included proceeds from an initial public offering of common stock totaling $31.3 million, net of fees and expenses, a decrease in net borrowings under our line of credit of $2.0 million, offset by payment on notes payable to related parties of $12.6 million. The net cash used in operations of $2.2 million included a net loss of $4.7 million, an increase in accounts receivable of $1.7 million, an increase in inventories of $.6 million, an increase in prepaid expenses and other current assets of $.3 million, partially offset by the amortization of stock compensation expense of $2.0 million, an increase in accounts payable of $.8 million, an increase in deferred revenue of $.8 million and an increase in accrued liabilities of $1.1 million.

        For 1999, the net cash outflow from operating activities of $7.3 million resulted from a net loss of $6.4 million, an increase in accounts receivable of $.7 million, an increase in inventories of $.7 million, partially offset by amortization of deferred compensation of $.6 million. Cash flows provided from financing activities of $13.5 million resulting primarily from $6.3 million of proceeds from our private placement of our series B preferred stock completed in December 1999, $5.2 million of net borrowings from related parties and $2.0 million of borrowings under our line of credit.

        The net cash outflow from operating activities of $5.7 million in 1998 was due to a net loss of $7.6 million, offset by a decrease in accounts receivable of $.7 million, a decrease in inventories of $.4 million and an increase in deferred revenue of $.3 million. Cash flows provided from financing activities of $6.0 million were primarily from net borrowings from related parties.

        We had no expenditures for property and equipment which were capitalized for 2000. At December 31, 2000, we did not have any material commitments for future capital expenditures.

        Under our previous line of credit, we had $2.0 million outstanding at December 31, 1999. We incurred $82,000 of interest expense on this line of credit for 1999 and $82,000 for 2000, at an average interest rate of 19% and 15%, respectively. This line of credit was retired using the proceeds from a portion of a $4.0 million one-year line of credit with another financial institution in June 2000. The second line of credit was repaid in December 2000, and the line was terminated.

        We used approximately $12.6 million of the net proceeds from our initial public offering to repay our related party indebtedness.

        We believe that existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. If our cash and cash equivalents are not sufficient to meet our working capital and capital expenditure requirements for the next twelve months, then we may be forced to engage in equity financing that could dilute the per share value of our common stock; or debt financing on terms that could restrict our ability to make capital expenditures or incur additional indebtedness, which could impede our ability to achieve our business plan.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. We were required to adopt SFAS 133 effective January 1, 2001, in accordance with SFAS
137. To date, we have not entered into any derivative financial instrument contracts. Thus, the adoption of this statement did not have a material impact on our financial condition or results of operations.

        The SEC has issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We have historically recognized and currently recognize revenue under the guidelines as currently provided by SAB 101.

        The FASB has issued Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion 25. Interpretation No. 44 is effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for various matters, specifically:

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST AND MAY NOT BE PROFITABLE IN THE FUTURE.

        We incurred a net loss of $4.7 million for 2000 and a net loss of $6.4 million in 1999. Our accumulated deficit through December 31, 2000 was $56.7 million. Our revenue may not continue to increase or even remain at its current level, in addition, we expect our operating expenses to increase significantly as we develop and expand our business. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers. If our expenses increase more rapidly than our revenue, we may never become profitable. Furthermore, we will recognize significant additional charges relating to non-cash compensation in connection with options that we granted in 1999 and 2000. These additional charges will further decrease our ability to become profitable.

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

        We have generally experienced a product sales cycle of four to nine months for new customers or large follow-on orders, due to the time needed to educate potential customers about the uses and benefits of our system and the significant investment decisions that our prospective customers must make when they decide to buy our system. Many of our prospective customers have neither budgeted expenses for networked video communications systems nor personnel specifically dedicated to the procurement, installation or support of these systems. As a result, our customers spend a substantial amount of time before purchasing our system performing internal reviews and obtaining capital expenditure approvals.

        Our lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our operating results to vary significantly from quarter to quarter. This makes it difficult for us to forecast revenue and could cause volatility in the market price of our common stock. A lost or delayed order could result in lower revenue than expected in a particular quarter.

SINCE A MAJORITY OF OUR REVENUE HAS COME FROM FOLLOW-ON ORDERS, OUR FINANCIAL PERFORMANCE COULD BE HARMED IF WE FAIL TO OBTAIN FOLLOW-ON ORDERS IN THE FUTURE.

        Our customers typically place limited initial orders for our networked video communications system, which allows them to evaluate its usefulness and value. Our future financial performance will depend on our ability to secure follow-on orders from existing customers. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Revenue generated from follow-on orders accounted for approximately 76% and 96% of our revenue in 1999 and 2000, respectively. Our future financial performance depends on successful initial installations of our system that in turn lead to follow-on orders. If our system does not meet the needs and expectations of customers who order our system, we may not be able to generate follow-on orders.

BECAUSE WE DEPEND ON A FEW CUSTOMERS FOR A MAJORITY OF OUR REVENUE, THE LOSS OF ONE OR MORE OF THEM COULD CAUSE A SIGNIFICANT DECREASE IN OUR REVENUE.

        We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank, Goldman, Sachs & Co., JP Morgan Chase and UBS Warburg LLC and their affiliates. These customers collectively accounted for 80% of our revenue in 2000. We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue.

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

WE MAY NOT BE ABLE TO MODIFY OUR PRODUCTS IN A TIMELY AND COST EFFECTIVE MANNER TO RESPOND TO TECHNOLOGICAL CHANGE OR TO SHIFTS AWAY FROM THE MICROSOFT OPERATING SYSTEM.

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES

        California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below one and one-half percent, the State of California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our ability to continue operations at our facilities, then our reputation could be damaged, our ability to retain existing customers could be harmed and we could fail to obtain new customers. These interruptions could also result in lost revenue, any of which could substantially harm our business and results of operations.

        Furthermore, the deregulation of the energy industry instituted in 1996 by the California state government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as our primary North American facilities are located in California. Some of our component suppliers are also located in California. While our orders from our suppliers have not been affected by power failure to date, the continuance of blackouts may affect our suppliers' ability to manufacture our products and meet scheduled delivery needs.

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

IF WE ARE UNABLE TO EXPAND OUR DIRECT SALES FORCE AND DISTRIBUTION CHANNELS, OUR BUSINESS WILL SUFFER.

        To increase our revenue, we must increase the size of our direct sales force and add indirect distribution channels, such as systems integrators or value-added resellers, or effect sales through our customers. Our inability to increase our direct sales force and to add indirect distribution channels may limit our future revenue growth and harm our future operating results. As of December 31, 2000, our sales force consisted of 14 professionals. We expect to substantially increase the size of our sales force over the next twelve months. However, there is intense competition for sales personnel in the communications marketplace and we cannot assure you that we will be successful in attracting, integrating, motivating and retaining new sales personnel. Furthermore, it can take several months before a new hire becomes a productive member of our sales force. The failure of new salespeople to develop the necessary skills in a timely manner could reduce our revenue growth.

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

        As of December 31, 2000, we had 93 employees, up from 64 employees as of December 31, 1999. We expect to hire a significant number of new employees in the future to support our business. If we are unable to manage our growth effectively, our business, financial condition and results of operations could be harmed.

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

        The securities markets recently have experienced significant price and volume fluctuations and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. The market price of our common stock ranged from a low of $3.25 to a high of $14.00 during the period from August 17, 2000 to December 31, 2000. Investors may be unable to resell their shares of our common stock for a profit. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes. We do not engage in any foreign currency hedging transactions and therefore, do not believe we are subject to any significant exchange rate risk.

CASH EQUIVALENTS AND INVESTMENTS

        Cash equivalents consist primarily of commercial paper and money market and municipal bond funds acquired with remaining maturity periods of 90 days or less and are stated at cost plus accrued interest that approximates market value. We would not expect our operating results or cash flow to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

        The following table provides information about the company's investment portfolio. For investment securities, the table presents cash and cash equivalents and related weighted average interest rates by category.


                                                           Weighted Average
           Description                       Amounts        Interest Rate
                                         --------------    ----------------
                                         (in thousands)
Cash and Equivalents:
  Cash ...............................       $ 1,869
  Commercial paper ...................        17,750             6.62%
  Other cash equivalents .............         2,041             6.38%
                                             -------
  Fair Value at December 31,2000 .....       $21,660
                                             -------


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our financial statements and the independent auditors' report appear on pages F-1 through F-21 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item concerning our directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement related to the 2001 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report in "Business -Management" and certain other information required by this item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the section captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Record Date; Outstanding Shares" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" contained in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)(1) Financial Statements

                The following financial statements are incorporated by reference in Item 8 of this Report:

                                                                                            PAGE
                                                                                            ----
Report of Independent Public Accountants........................................            F-2

Combined Balance Sheet as of December 31, 1999, and Consolidated Balance Sheet
  as of December 31, 2000.......................................................            F-3

Combined Statements of Operations for each of the two years in the period ended
  December 31, 1999, and the Consolidated Statement of Operations for the year
  ended December 31, 2000.......................................................            F-4

Combined Statements of Stockholders' Equity (deficit) for each of the two years in the period ended December 31, 1999, and the Consolidated Statement of
  Stockholders' Equity (deficit) for the year ended December 31, 2000...........            F-5

Combined Statements of Cash Flows for each of the two years in the period ended
  December 31,

1999, and the Consolidated Statement of Cash Flows for the year ended December
  31, 2000......................................................................             F-6

Notes to the Financial Statements...............................................             F-7

        (a)(2) Financial Statement Schedules

                Report of Independent Accountants on Schedule (see page F20)

                Schedule II--Valuation and Qualifying Accounts and Reserves (see page F21)



        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

        (a)(3) Exhibits

          3.2*           Restated Certificate of Incorporation

          3.3*           Bylaws of Avistar Communications Corporation

          4.1*           Specimen Certificate evidencing shares of Common Stock

          10.1*          Avistar Communications Corporation 1997 Stock Option
                         Plan, as amended

          10.1.1*        Avistar Systems Corporation 1997 Stock Option Plan
                         Stock Option Agreement

          10.2*          Avistar Communications Corporation 2000 Stock Option
                         Plan

          10.3*          Avistar Communications Corporation 2000 Director Option
                         Plan

          10.4*          Avistar Communications Corporation Director Option
                         Agreement

          10.5*          Form of Avistar Communications Corporation
                         Indemnification Agreement

          10.6*          Master lease for the premises located at 555 Twin
                         Dolphin Drive, Suite 360, Redwood City, California, between Spieker Properties, L.P. and Entex Information
                         Services, Inc., dated August 10, 1998

          10.7*          Sublease by and between Entex Information Services,
                         Inc. and Avistar Systems Corporation, dated July 23,
                         1999

          10.8*+ Preferred Supplier Agreement dated June 24, 1997 by and between Avistar and Tandberg, Inc., including modifications Nos. 1, 2, 3 and 4

          10.8.1*+ Modification No. 5 to the Preferred Supplier Agreement referenced in Exhibit 10.8, dated June 27, 2000

          10.8.2+ Modification No. 6 to the Preferred Supplier Agreement referenced in Exhibit 10.8, dated November 27, 2000

          10.9*          Amended and Restated Secured Nonrecourse Revolving
                         Promissory Note in the principal amount of $9,084,074 by and between Avistar Systems Corporation and Collaborative Holdings, dated November 18, 1999

          10.10*         Accounts Receivable Financing Agreement between Silicon
                         Valley Bank and Avistar Systems Corporation dated May
                         26, 2000

          10.11*         Secured Nonrecourse Revolving Promissory Note of
                         Collaboration Properties, Inc. in the principal amount of $1,783,989.73 issued in favor of the Burnett
                         Revocable Trust dated April 30, 2000

          10.12*         Secured Nonrecourse Revolving Promissory Note of
                         Collaboration Properties, Inc. in the principal amount of $716,359.94 issued in favor of the Heinrichs
                         Revocable Trust dated April 30, 2000

          10.13*         Secured Nonrecourse Revolving Promissory Note of
                         Collaboration Properties, Inc. in the principal amount of $109,915.08 in favor of William L. Campbell dated
                         April 30, 2000

          10.14*         Collaboration Properties, Inc. Series A Preferred Stock
                         Purchase Agreement dated December 9, 1999

          10.15*         Avistar Systems Corporation Series B Preferred Stock
                         Purchase Agreement dated December 9, 1999

          10.15.1*       Amendment No. 1 to the Series B Preferred Stock
                         Purchase Agreement

          10.16*         Avistar Systems Corporation Registration and
                         Information Rights Agreement dated December 9, 1999

          21.1           Subsidiaries of the Company

          23.1           Consent of Arthur Andersen LLP

          24.1           Power of Attorney (see page 44)

        --------------
        + Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

        * Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.

        (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.

        (c) Exhibits. See Item 14(a)(3) above.

        (d) Financial Statement Schedules. See Item 14(a)(2) above.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AVISTAR COMMUNICATIONS CORPORATION

                                            By: /s/ Gerald J. Burnett
                                               ---------------------------------
                                               Gerald J. Burnett
                                               President, Chief Executive
                                               Officer and Chairman


Date: March 9, 2001


                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerald J. Burnett and R. Stephen Heinrichs, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

             Signature                                     Title                             Date
             --------                                      -----                             ----
                                          President, Chief Executive Officer and        March 9, 2001
/s/ Gerald J. Burnett                     Chairman (Principal Executive Officer)
------------------------------------
         Gerald J. Burnett

                                          Vice Chairman, Chief Financial Officer and    March 9, 2001
/s/ R. Stephen Heinrichs                  Secretary (Principal Accounting Officer)
------------------------------------
       R. Stephen Heinrichs

/s/ William L. Campbell                   Executive Vice President and Director         March 9, 2001
------------------------------------
        William L. Campbell

/s/ William R. Brody                      Director                                      March 9, 2001
------------------------------------
         William R. Brody

/s/ Robert P. Latta                       Director                                      March 9, 2001
------------------------------------
          Robert P. Latta

/s/ Robert M. Metcalfe                    Director                                      March 9, 2001
------------------------------------
        Robert M. Metcalfe

/s/ David M. Solo                         Director                                      March 9, 2001
------------------------------------
           David M. Solo

                          INDEX TO FINANCIAL STATEMENTS


                                                                                    PAGE
                                                                                    ----
Report of Independent Public Accountants........................................     F-2

Combined Balance Sheet as of December 31, 1999, and Consolidated Balance Sheet
  as of December 31, 2000.......................................................     F-3

Combined Statements of Operations for each of the two years in the period ended
  December 31, 1999, and the Consolidated Statement of Operations for the year
  ended December 31, 2000.......................................................     F-4

Combined Statements of Stockholders' Equity (deficit) for each of the two years in the period ended December 31, 1999, and the Consolidated Statement of
  Stockholders' Equity (deficit) for the year ended December 31, 2000 ..........     F-5

Combined Statements of Cash Flows for each of the two years in the period ended
  December 31, 1999, and the Consolidated Statement of Cash Flows for the year
  ended December 31, 2000.......................................................     F-6

Notes to the Financial Statements...............................................     F-7


                                       F1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Avistar Communications Corporation and affiliates:

        We have audited the accompanying balance sheets of Avistar Communications Corporation (a Delaware corporation, formerly known as Avistar Systems Corporation) and affiliates identified in Note 1 as of December 31, 1999 and 2000, and the accompanying statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avistar Communications Corporation and affiliates as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            /s/ ARTHUR ANDERSEN LLP

San Jose, California
January 30, 2001


                                       F2

               AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                             COMBINED BALANCE SHEET
 AS OF DECEMBER 31, 1999 AND CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                                DECEMBER 31,
                                                                                                          -----------------------
                                                                                                            1999           2000
                                                                                                          --------       --------
ASSETS:
  Current assets
    Cash and cash equivalents ......................................................................      $  6,232       $ 21,660
    Accounts receivable, net of allowance for doubtful
      accounts of $240 and $312, respectively ......................................................         2,041          3,712
    Inventories, including inventory shipped to customer sites, not
      yet installed of $818 and $854, respectively .................................................         1,589          2,156
    Prepaid expenses and other current assets ......................................................           124            434
                                                                                                          --------       --------
         Total current assets ......................................................................         9,986         27,962
  Property and equipment, net ......................................................................           219             83
  Other assets .....................................................................................           318            258
                                                                                                          --------       --------
         Total assets ..............................................................................      $ 10,523       $ 28,303
                                                                                                          ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
  Current liabilities
    Line of credit .................................................................................      $  1,998       $     --
    Notes payable and accrued interest due to related parties ......................................         2,533             --
    Accounts payable ...............................................................................         1,157          2,006
    Deferred revenue ...............................................................................         1,313          2,126
    Accrued liabilities and other ..................................................................         1,329          2,407
                                                                                                          --------       --------
         Total current liabilities .................................................................         8,330          6,539
  Notes payable and accrued interest due to related parties, net ...................................         9,190             --
                                                                                                          --------       --------
         Total liabilities .........................................................................        17,520          6,539
                                                                                                          --------       --------
  Stockholders' equity (deficit):
    Convertible preferred stock, $0.001 per share par value; .......................................
      86,000,000 and 10,000,000 shares authorized at December 31, 1999 and 2000 respectively.
      Issued and outstanding -- 17,067,369 shares, and no shares at December 31, 1999 and 2000,
      respectively .................................................................................            17             --
    Common stock, $0.001 par value; 25,000,000 and 250,000,000 shares authorized at December 31,
       1999, and 2000, respectively, 2,818,950, and 26,266,990 shares issued at December 31, 1999
       and 2000, respectively ......................................................................             3             26
    Treasury common stock, 1,139,625 and 1,143,625 shares, at cost, at December 31, 1999, and 2000,
       respectively ................................................................................            (1)            (1)
    Additional paid-in-capital .....................................................................         9,265         80,145
    Deferred stock compensation ....................................................................        (2,084)        (1,755)
    Accumulated deficit ............................................................................       (14,197)       (56,651)
                                                                                                          --------       --------
         Total stockholders' equity (deficit) ......................................................        (6,997)        21,764
                                                                                                          --------       --------
         Total liabilities and stockholders' equity (deficit) ......................................      $ 10,523       $ 28,303
                                                                                                          ========       ========


The accompanying notes are an integral part of these financial statements.


                                       F3

               AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                        COMBINED STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND THE CONSOLIDATED STATEMENT OF
                OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             Year Ended December 31,
                                                                       -------------------------------------
                                                                         1998          1999           2000
                                                                       --------       -------       --------
Revenue:
  Products ......................................................      $  3,342       $ 6,146       $ 16,925
  Services, maintenance and support .............................         1,786         3,227          4,489
                                                                       --------       -------       --------
          Total revenue .........................................         5,128         9,373         21,414
                                                                       --------       -------       --------
Cost of revenue:
  Products ......................................................         1,959         3,190          7,287
  Services, maintenance and support .............................         1,443         1,697          2,167
                                                                       --------       -------       --------
          Total cost of revenue .................................         3,402         4,887          9,454
                                                                       --------       -------       --------
          Gross margin ..........................................         1,726         4,486         11,960
                                                                       --------       -------       --------
Operating expenses:
  Research and development ......................................         3,348         2,718          4,123
  Sales and marketing ...........................................         3,152         3,649          5,627
  General and administrative ....................................         2,289         2,872          4,283
  Amortization of deferred stock compensation* ..................            --           618          2,049
                                                                       --------       -------       --------
          Total operating expenses ..............................         8,789         9,857         16,082
                                                                       --------       -------       --------
          Loss from operations ..................................        (7,063)       (5,371)        (4,122)
                                                                       --------       -------       --------
Other income (expenses)
  Interest expense ..............................................          (276)         (972)        (1,184)
  Interest income ...............................................             1            54            650
  Other, net ....................................................          (286)          (40)            --
                                                                       --------       -------       --------
          Total other expense, net ..............................          (561)         (958)          (534)
                                                                       --------       -------       --------
          Loss before provision for income tax ..................        (7,624)       (6,329)        (4,656)
Provision for income taxes ......................................            17            21             15
                                                                       --------       -------       --------
          Net loss ..............................................      $ (7,641)      $(6,350)      $ (4,671)
                                                                       ========       =======       ========
  Beneficial conversion related to convertible preferred
  stock .........................................................                                   $(37,783)
                                                                                                    --------
Net loss attributable to common stockholders ....................      $ (7,641)      $(6,350)      $(42,454)
                                                                       ========       =======       ========
Net loss per share -- basic and diluted .........................      $ (86.83)      $(54.27)      $  (4.46)
                                                                       ========       =======       ========
Weighted Average shares used in calculating basic and diluted
net loss per share ..............................................            88           117          9,510

*Amortization of deferred stock compensation excluded
  from the following expenses:
  Cost of revenue ...............................................                     $   146       $    263
  Research and development ......................................                         143            223
  Sales and marketing ...........................................                         303          1,516
  General and administrative ....................................                          26             47

The accompanying notes are an integral part of these financial statements.


                                       F4

               AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
 FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND THE CONSOLIDATED STATEMENT OF
      STOCKHOLDER'S EQUITY (DEFICIT) FOR THE YEAR ENDED DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                     CONVERTIBLE
                                                                   PREFERRED STOCK         COMMON STOCK         TREASURY STOCK
                                                              ---------------------   ---------------------  ---------------------
                                                                 SHARES     AMOUNT      SHARES      AMOUNT    SHARES       AMOUNT
                                                              -----------  --------   ----------   --------  ----------   --------
Balance, December 31, 1997 ................................    16,000,000  $     16    2,171,400   $      2          --   $     --
  Issuance of common stock pursuant to exercise
    of stock options ......................................            --        --      630,800          1          --         --
  Repurchase of common stock upon employee
    terminations ..........................................            --        --           --         --      24,000         --
  Repurchase of common stock from Avistar
    Systems, Limited Partnership ..........................            --        --           --         --     961,250         (1)
  Net loss ................................................            --        --           --         --          --         --
                                                              -----------  --------   ----------   --------  ----------   --------
Balance, December 31, 1998 ................................    16,000,000        16    2,802,200          3     985,250         (1)
  Issuance of Series B Convertible Preferred
    Stock for cash ........................................     1,067,369         1           --         --          --         --
  Costs associated with issuance of Series B
    Convertible Preferred Stock ...........................            --        --           --         --          --         --
  Issuance of common stock pursuant to exercise
    of stock options ......................................            --        --       16,750         --          --         --
  Repurchase of common stock upon employee
    terminations ..........................................            --        --           --         --      50,000         --
  Deferred stock compensation .............................            --        --           --         --          --         --
  Amortization of deferred stock compensation .............            --        --           --         --          --         --
  Repurchase of common stock from Avistar
    Systems, Limited Partnership ..........................            --        --           --         --     104,375         --
  Net loss ................................................            --        --           --         --          --         --
                                                              -----------  --------   ----------   --------  ----------   --------
Balance, December 31, 1999 ................................    17,067,369        17    2,818,950          3   1,139,625         (1)
  Issuance of common stock pursuant to initial public
   offering  (net of related offering costs) ..............            --        --    3,000,000          3          --         --
  Issuance of common stock pursuant to exercise of
    options ...............................................            --        --      232,093         --          --         --
  Conversion of Preferred Stock to Common Stock ...........   (17,067,369)      (17)  17,067,369         17          --         --
  Beneficial Conversion related to convertible
     preferred stock ......................................            --        --    3,148,578          3          --         --
  Repurchase of common stock upon employee termination ....            --        --           --         --       4,000         --
  Deferred Stock Compensation .............................            --        --           --         --          --         --
  Amortization of Deferred Stock Compensation .............            --        --           --         --          --         --
  Net loss ................................................            --        --           --         --          --         --
                                                              -----------  --------   ----------   --------  ----------   --------
Balance, December 31, 2000 ................................            --  $     --   26,266,990   $     26   1,143,625   $     (1)
                                                              -----------  ========   ==========   ========  ==========   ========


                                                                ADDITIONAL    DEFERRED                        TOTAL
                                                                 PAID-IN        STOCK       ACCUMULATED    STOCKHOLDERS'
                                                                 CAPITAL     COMPENSATION     DEFICIT         EQUITY
                                                                ----------   ------------   -----------    -------------
Balance, December 31, 1997 ................................      $    223       $    --       $   (206)      $     35
  Issuance of common stock pursuant to exercise
    of stock options ......................................             1            --             --              2
  Repurchase of common stock upon employee
    terminations ..........................................            --            --             --             --
  Repurchase of common stock from Avistar
    Systems, Limited Partnership ..........................            (4)           --             --             (5)
  Net loss ................................................            --            --         (7,641)        (7,641)
                                                                 --------       -------       --------       --------
Balance, December 31, 1998 ................................           220            --         (7,847)        (7,609)
  Issuance of Series B Convertible Preferred
    Stock for cash ........................................         6,380            --             --          6,381
  Costs associated with issuance of Series B
    Convertible Preferred Stock ...........................           (41)           --             --            (41)
  Issuance of common stock pursuant to exercise
    of stock options ......................................             5            --             --              5
  Repurchase of common stock upon employee
    terminations ..........................................            --            --             --             --
  Deferred stock compensation .............................         2,702        (2,702)            --             --
  Amortization of deferred stock compensation .............            --           618             --            618
  Repurchase of common stock from Avistar
    Systems, Limited Partnership ..........................            (1)           --             --             (1)
  Net loss ................................................            --            --         (6,350)        (6,350)
                                                                 --------       -------       --------       --------
Balance, December 31, 1999 ................................         9,265        (2,084)       (14,197)        (6,997)
  Issuance of common stock pursuant to initial public
   offering  (net of related offering costs) ..............        31,296            --             --         31,299
  Issuance of common stock pursuant to exercise of
    options ...............................................            84            --             --             84
  Conversion of Preferred Stock to Common Stock ...........            --            --             --             --
  Beneficial Conversion related to convertible
     preferred stock ......................................        37,780            --        (37,783)            --
  Repurchase of common stock upon employee termination ....            --            --             --             --
  Deferred Stock Compensation .............................         1,720        (1,720)            --             --
  Amortization of Deferred Stock Compensation .............            --         2,049             --          2,049
  Net loss ................................................            --            --         (4,671)        (4,671)
                                                                 --------       -------       --------       --------
Balance, December 31, 2000 ................................      $ 80,145       $(1,755)      $(56,651)      $ 21,764
                                                                 ========       =======       ========       ========


   The accompanying notes are an integral part of these financial statements.


                                       F5

               AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                        COMBINED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND THE CONSOLIDATED STATEMENT OF
                CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                      1998           1999           2000
                                                                     -------       --------       --------
Cash Flows from Operating Activities:
  Net loss ....................................................      $(7,641)      $ (6,350)      $ (4,671)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation ..............................................          425            248            136
    Loss on disposal of fixed assets ..........................           --             24             --
    Amortization of goodwill ..................................          261             --             --
    Amortization of stock compensation expense ................           --            618          2,049
    Allowance for doubtful accounts ...........................           25            (32)            72
    Changes in current assets and liabilities:
       Accounts receivable ....................................          695           (718)        (1,743)
       Inventories ............................................          436           (693)          (567)
       Prepaid expenses and other current assets ..............           12           (106)          (310)
       Other assets ...........................................           12           (279)            60
       Accounts payable .......................................         (124)           127            849
       Deferred revenue .......................................          303           (197)           813
       Accrued liabilities and other ..........................          (85)            49          1,078
                                                                     -------       --------       --------
  Net cash used in operating activities .......................       (5,681)        (7,309)        (2,234)
                                                                     -------       --------       --------
Cash Flows from Investing Activities:
  Purchase of property and equipment ..........................         (175)          (106)            --
                                                                     -------       --------       --------
Cash Flows from Financing Activities:
  Net borrowings (payments) under line of credit ..............           --          1,998         (1,998)
  Payments on notes payable to related parties ................         (200)          (269)       (12,623)
  Borrowings from related parties .............................        6,183          5,435            900
  Proceeds from issuance of common stock (net) ................            2              5         31,383
  Proceeds from issuance of Series B preferred stock (net) ....           --          6,340             --
  Repurchase of common stock from employees and the
      Partnership .............................................           (5)            (1)            --
                                                                     -------       --------       --------
  Net cash provided by financing activities ...................        5,980         13,508         17,662
                                                                     -------       --------       --------
  Net increase in cash and cash equivalents ...................          124          6,093         15,428
  Cash and cash equivalents, beginning of period ..............           15            139          6,232
                                                                     -------       --------       --------
  Cash and cash equivalents, end of period ....................      $   139       $  6,232       $ 21,660
                                                                     =======       ========       ========
Supplemental Cash Flow Information:
  Cash paid for income taxes ..................................      $    17       $     21       $      5
                                                                     =======       ========       ========
  Cash paid for interest ......................................      $    --       $     84       $  1,530
                                                                     =======       ========       ========
  Beneficial conversion related to convertible
   preferred stock ............................................      $    --       $     --       $ 37,783
                                                                     =======       ========       ========


The accompanying notes are an integral part of these financial statements.


                                       F6

               AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


1. BUSINESS, ORGANIZATION, BASIS OF PRESENTATION AND RISKS AND UNCERTAINTIES

BUSINESS

        Avistar Communications Corporation ("Avistar" or the "Company") provides networked video communications software and hardware products and services. Avistar's products include applications for interactive video calling, content creation and publishing, broadcast video and video-on-demand as well as data sharing, directory services and network management. Avistar designs, markets, sells, manufactures or assembles and installs and supports its products. Avistar's real-time and non-real-time products are based upon its architecture which facilitates distribution over local and wide area networks using telephony or Internet services as appropriate. Avistar's services include consulting, implementation, training, maintenance and support.

ORGANIZATION

        The business was founded in 1993 as a Nevada limited partnership, Avistar Systems, Limited Partnership ("ASLP"). In December 1997, ASLP entered into an acquisition agreement with a newly formed corporation, Avistar Systems Corporation ("ASC"), to convey all of ASLP's assets, and transfer all of ASLP's liabilities, in exchange for 16,000,000 shares of ASC's Series A convertible preferred stock (see Note 7) and 2,171,400 shares of common stock. Effective December 31, 1997, all operations previously conducted by ASLP were thereafter undertaken by ASC.

        Collaboration Properties, Inc. ("CPI") and VCT, Inc. ("VCT") were founded in 1997 and 1998, respectively, to hold certain intellectual property, including patents, which underlie certain technology used by ASLP and subsequently by ASC. Three of the stockholders of CPI and VCT owned approximately 95% of CPI and 100% of VCT and were also the partners of Collaborative Holdings L.P. ("CHLP"), which owned a controlling interest in ASLP. The remaining 5% ownership of CPI was held by UBS (USA), Inc. ("UBS") which also held a 5% ownership interest in ASC (see Note 6 and Note 7). Accordingly, the accounts of CPI and VCT have been combined at historical cost with those of ASC for all periods presented since their inception.

REORGANIZATION

        Effective March 31, 2000, ASC merged with and into a newly formed Delaware corporation, Avistar Communications Corporation. The operating assets and liabilities of the business were then contributed to a wholly owned subsidiary, Avistar Systems Corporation ("Systems"), a Delaware corporation. At the same time, the owners of CPI and VCT transferred all of their stock in those entities to Avistar as a capital contribution. As a result, CPI and VCT are recorded at their historical cost basis and became wholly owned subsidiaries of Avistar as of March 31, 2000. In April 2000, the operations of VCT were merged with and into CPI.

        In June 2000, all of the Series A preferred stock held by ASLP was distributed to the Company's three founders and several other individuals based on their respective ownership interests in ASLP. In addition, all of the shares of Avistar's common stock, held by ASLP were distributed to the Company's employees, former advisors and officers. These common shares represent an amount equal to those shares of Class B units in ASLP that were owned by the respective individuals before the acquisition.

INITIAL PUBLIC OFFERING

        In August 2000, we completed an initial public offering of the company, selling three million shares of common stock at $12 per share. The initial public offering resulted in net proceeds to the Company of approximately $31.3 million after the payment of the underwriters' commission and deduction of offering expenses.

        In August 2000, we used a portion of the net proceeds from the initial public offering to repay the outstanding balances of notes payable and accrued interest due related parties of approximately $12.6 million. The remainder of the proceeds has been invested in securities with maturities of three months or less and is included in cash and cash equivalents.


                                       F7

BASIS OF PRESENTATION

        The reorganization in March 2000 of these affiliated entities described above was treated as a combination of entities under common control for financial reporting purposes. Accordingly, the accompanying financial statements as of December 31, 1998, and 1999, and for the two years in the period ended December 31, 1999 have been presented on a combined basis to reflect the operations of ASC (or ASLP for 1997) and its wholly-owned consolidated subsidiary, Avistar Systems (UK) Limited ("ASUK"), together with the results of CPI and VCT, after elimination of all accounts and transactions between the affiliated entities. The balance sheet as of December 31, 2000 presents the consolidated financial position of Avistar and its two wholly-owned subsidiaries, Avistar Systems and CPI. The combined and consolidated results are referred to, collectively, as those of Avistar or the Company in these footnotes.

        The functional currency of ASUK is the U.S. dollar. Accordingly, all gains and losses resulting from those transactions denominated in currencies other than the U.S. dollar are included in the statements of operations.

RISKS AND UNCERTAINTIES

        The markets for the Company's products and services have only recently begun to develop. Some of the Company's products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty. Acceptance of the Company's products, over time, is critical to the Company's success. The Company's prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing the evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $57 million as of December 31, 2000. The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the use of differing distribution channels, the timing of the new product announcements by the Company or its competitors, and general economic conditions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

        The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's cash equivalents at December 31, 1999 and December 31, 2000 consist of money market funds, and short-term securities.

SIGNIFICANT CONCENTRATIONS

        A relatively small number of customers have accounted for a significant percentage of the Company's net sales. Sales to major customers as a percentage of sales are as follows for the years ended December 31, 1998, 1999, and 2000:


                                        1998       1999        2000
                                       -------    ------      -------
               Customer A.........       12%         *           *
               Customer B.........       11%        43%         13%
               Customer C.........       14%         *           *
               Customer D.........       12%        23%         23%
               Customer E.........        *          *          33%
               Customer F.........        *          *          11%
               Customer G.........        *         11%          *

----------
* Less than 10%


                                       F8

        Any change in the relationship with these customers could have a potentially adverse effect on the Company's financial position. Management currently anticipates no such change.

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from U.S. and foreign entities. As of December 31, 1999, approximately 80 percent of accounts receivable was concentrated with three customers. As of December 31, 2000, approximately 80 percent of accounts receivable was concentrated with four customers.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of the Company's financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and notes payable at December 31, 1999 and 2000, approximate fair value because of the short maturity of these instruments.

INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out method) or market and comprise the following (in thousands):

                                                                    DECEMBER 31,
                                                                 ------------------
                                                                  1999        2000
                                                                 ------      ------
Raw materials .............................................      $  302      $  216
Work-in-progress ..........................................         382          88
Finished goods ............................................          87         998
Inventory shipped to customer sites, not yet installed ....         818         854
                                                                 ------      ------
                                                                 $1,589      $2,156

        Inventory shipped to customer sites, not yet installed represents product shipped to customer sites pending completion of the installation process by the Company. As of December 31, 1999 and 2000, the Company has billed approximately $1.5 million and $2.4 million to their customers related to these shipments, but has not recorded the receivable or the revenue, as the installations have not been completed.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost and are depreciated using the double declining balance method over the estimated useful lives (three to five years) of the assets. Property and equipment consists of the following (in thousands):

                                                         DECEMBER 31,
                                                    ---------------------
                                                     1999          2000
                                                    -------       -------
        Computer equipment ...................      $ 1,345       $ 1,345
        Computer software ....................          106           106
        Furniture, fixtures and equipment ....          295           295
                                                    -------       -------
                                                      1,746         1,746
        Less: Accumulated depreciation .......       (1,527)       (1,663)
                                                    -------       -------
                                                    $   219       $    83
                                                    =======       =======

RESEARCH AND DEVELOPMENT

        Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86 ("SFAS 86"), "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of a working model and the point at which the product is ready for general release have been insignificant. Through December 31, 2000, all research and development costs have been expensed.

PATENT COSTS


                                       F9

        Due to uncertainties about the estimated future economic benefits and lives of the Company's patents and patent applications, all related outside patent costs have been expensed as incurred and the Company plans to continue with this policy in the future. Outside patent costs were approximately $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 1998, 1999, and 2000, respectively, and are reflected in general and administrative expenses in the accompanying statements of operations.

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

        The price charged for maintenance is stipulated in the contract and is based on a percentage of product revenue. Customers have the option to renew the maintenance in subsequent periods at the rate established in the original agreement. Training services can be offered independent of the purchase of product. The value of these training courses is determined based on the price charged when such services are sold separately.

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

WARRANTY RESERVE

        The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. The warranty reserve was approximately $0.1 million and $0.1 million as of December 31, 1999 and 2000, respectively, and is included in accrued liabilities in the accompanying balance sheets.

STOCK-BASED COMPENSATION

        The Company has adopted SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." As permitted under this standard, the Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" and related interpretations in accounting for its stock options (see
Note 8).

RECENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board ("FASB") issued SFAS No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company was required to adopt SFAS 133 effective January 1, 2001 in accordance with SFAS 137. To date, the Company has not entered into any derivative financial instrument contracts. Thus, the adoption of this Statement did not have a material impact on the financial condition or results of operations of the Company.

        The Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for


                                      F10
disclosures related to revenue recognition policies. The Company has historically recognized and currently recognizes revenue under the guidelines as currently provided by SAB 101.

        The FASB has issued Financial Accounting Standards Board Interpretation No. 44 ("Interpretation No. 44"), "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion 25". Interpretation No. 44 was effective July 1, 2000. Interpretation No. 44 clarifies the application of APB Opinion 25 for certain matters, specifically (a) the definition of an employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of Interpretation No. 44 did not have a material impact on the financial position or results of operations of the Company.

COMPREHENSIVE NET LOSS

        The FASB issued SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 was adopted by the Company beginning on January 1, 1998. This standard defines comprehensive income as the changes in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive loss includes certain changes in equity that are excluded from the net loss. The comprehensive loss for each of the periods presented equaled the net loss.

3. LINE OF CREDIT

        The Company entered into a Loan and Security Agreement (the "Agreement") with a financial institution to borrow up to the lesser of $2 million or 80 percent of the Company's eligible accounts receivable. As of December 31, 1999, the Company had $2 million outstanding and no available borrowings. Interest on the loan was at prime plus two percent (8.5 percent at December 31, 1999). In May 2000, Avistar Systems Corporation entered into a one year line of credit agreement with a financial institution providing for borrowings up to $4.0 million, based on 80 percent of eligible accounts receivable, to be used for working capital purposes. This line required certain financial covenants and interest was at prime plus 1.25 percent. The line was repaid in December 2000 and was terminated.

4. NOTES PAYABLE AND LINE OF CREDIT FROM RELATED PARTIES

        The Company had a line of credit agreement (the "Credit Agreement") from CHLP. On November 18, 1999, the Company amended the Credit Agreement to increase the principal amount to $9.1 million. Borrowings under the Credit Agreement accrue interest at ten percent per annum. As of December 31, 1999, the outstanding principal under the Credit Agreement was $9.1 million. The line was paid off in August 2000.

5. COMMITMENTS AND CONTINGENCIES

        The Company leases its facilities under operating leases that expire through April 2004. As of December 31, 2000, the future minimum lease commitments under all leases were as follows (in thousands):


                YEAR ENDING
                DECEMBER 31,                            AMOUNT
                ------------                           -------
                2001................................   $   857
                2002................................       803
                2003................................       558
                2004................................        33
                                                       -------
                Total minimum lease payments........   $ 2,251
                                                       =======

        Rent expense under operating leases for each of the years ended December 31, 1998, 1999, and 2000 was approximately $0.8 million, $0.9 million, and $1.2 million respectively.

        The Company sub-leased certain office space, at cost, from an affiliated entity through common ownership. For the years ended December 31, 1998 and 1999, rental expense includes $0.5 million and $0.5 million respectively, relating to this lease. This lease expired in August 1999 when the Company moved to its new facilities. Beginning in September 1999, the Company began subleasing office space to Vicor, Inc. ("Vicor"). The Company received approximately $45,000 during the year ended December 31, 1999 and $136,000 for the year ended December 31, 2000, from Vicor related to this sublease agreement.


                                      F11

6. OTHER RELATED PARTY TRANSACTIONS

        Certain directors with controlling interests in the Company are also the majority owners of two entities that conducted business with the Company, Vicor and Western Data Systems of Nevada, Inc. ("WDS"). In addition to the transactions described with these entities elsewhere herein, descriptions of certain transactions between the Company and these entities follow.

SUPPORT SERVICES

        The Company maintained a seven-day a week, 24 hour a day support center to receive first level support calls. The support center handled support calls for WDS in addition to those for the Company. Pursuant to an agreement between the Company and WDS, the Company charged WDS for its share of support center costs. For the years ended December 31, 1998, 1999, and 2000, the Company charged WDS $0.6 million, $0.6 million and $0.5 million, respectively, under the agreement. There were no outstanding receivables related to WDS as of December 31, 1999 and 2000. Such reimbursement from WDS was recorded as a reduction in the costs incurred for the support center. The agreement was terminated in December 2000.

ACQUISITION OF PRODUCT LINE FROM AFFILIATE

        Effective December 31, 1996, ASLP acquired the assets relating to a product line from Vicor. The product line consists of Internet-based e-mail and fax messaging products. The purchase price of $0.6 million, including costs associated with the transaction, was settled by the issuance of a note bearing interest at ten percent per annum. The purchase price reflected Vicor's carrying value of the product line assets at the acquisition date, including a goodwill amount of $0.5 million. The Company made principal payments of $0.2 million during 1998, and in February 1999, the Company repaid all principal and accrued interest outstanding on the note. The goodwill is fully amortized.

REVENUE FROM A RELATED PARTY

        UBS Warburg LLC, which is an affiliate of UBS (an approximate 5 percent stockholder during 1999 and 2000) is also a customer of the Company. Revenue from UBS Warburg LLC and its affiliates represented approximately 12 percent, 23 percent and 23 percent of total revenue for the years ended December 31, 1998, 1999 and 2000, respectively. Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. As of December 31, 1999 and 2000, the Company had accounts receivable outstanding from UBS Warburg LLC and its affiliates of approximately $1.1 million and $3.1 million, respectively. As of December 31, 2000, USB Warburg held less than 5% of company stock.

7. STOCKHOLDERS' EQUITY

STOCK SPILT

        In July 2000, the Company effected a one-for-five reverse stock split. All share and per share amounts in these financial statements have been adjusted to give effect to the reverse stock split.

PREFERRED STOCK

        In June 2000, the Company's Board of Directors (the "Board") authorized the filing of a registration statement with the SEC to register shares of its common stock in connection with its initial public offering. As a result of the initial public offering all 16,000,000 of the outstanding shares of Series A convertible preferred stock was converted into 19,148,578 shares of common stock, which represents the sum of (1) 16,000,000 shares of common stock plus
(2) an additional 3,148,578 shares of common stock representing a beneficial conversion feature equal to the quotient of (A) the conversion amount, which was $37.8 million at August 16, 2000, and which includes an amount equal to $0.2167 per share per annum, pro rated based on the number of days elapsed in the year, divided by (B) the initial offering price of $12.00 per share. The shares of Series A preferred stock had the same voting rights as the shares of common stock into which they were converted. The Series A preferred stock had a liquidation preference of $2.009 per share plus all declared and unpaid dividends on each share of Series A preferred stock. As of December 31, 1999, the liquidation preference per share was $2.2255.

        In December 1999, ASC and CPI raised a combined $6.4 million from UBS in an offering of 932,196 shares of ASC's Series B-1 convertible preferred stock and 135,173 shares of ASC's Series B-2 convertible preferred stock (collectively with the Series B-1


                                      F12
convertible preferred stock, the "Series B preferred stock"), and 526,316 shares of CPI's Series A preferred stock. As a result, UBS owned approximately 5 percent of ASC and CPI, respectively. The shares of Series A preferred stock in CPI were subsequently conveyed to the Company for a nominal value and cancelled as part of the Reorganization. After the reorganization, UBS held an approximate 5 percent ownership interest in Avistar.

        All 1,067,369 outstanding shares of Series B preferred stock were converted into 1,067,369 shares of common stock determined by dividing the original Series B issue price ($1.00) by the Series B conversion price then in effect ($1.00). Holders of the Series B-1 convertible preferred stock had the same voting rights equal to the number of shares of common stock into which their shares of Series B-1 preferred stock are convertible. Holders of the Series B-2 preferred stock had no voting rights.

DEFERRED STOCK COMPENSATION

        In connection with the grant of stock options to purchase shares of common stock to employees during 1999, the Company recorded deferred compensation of approximately $2.7 million, representing the difference between the estimated fair value of the common stock and the aggregate option exercise price of such options at the date of grant. In addition, the Company recorded an additional $1.7 million of deferred stock compensation net of forfeitures for stock options granted during year ended December 31, 2000. This amount is presented as a reduction of stockholders' equity and is being amortized ratably over the vesting period of the applicable options (generally four years). Amortization expense related to deferred stock compensation was approximately $0.6 million in 1999 and $2.0 million in 2000. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services.

REPURCHASE OF PARTNERSHIP UNITS

        If an employee of the Company was terminated and the employee had Class B units in ASLP (the "Class B units"), ASLP had a repurchase right related to those Class B units. When ASLP exercised its right to buy back the Class B units held by the terminated employee, the Company had the right to repurchase an equal number of shares common stock in the Company held by ASLP. During fiscal 1998 and 1999, respectively, the Company repurchased 961,250 and 104,375 shares of its common stock from ASLP.

8. STOCK OPTION PLANS

1997 STOCK OPTION PLAN

        In December 1997, the Board established the 1997 Stock Option Plan (the "1997 Plan") and authorized the issuance of 1,828,602 shares of common stock thereunder. In December 1999 and May 2000, respectively, the Board authorized an additional 1,065,625 shares and 100,000 shares to be issued under the Plan. In connection with the initial public offering, the Board terminated the 1997 Plan as to future grants effective August 17, 2000. Under the Plan, incentive stock options to purchase shares of common stock were granted only to employees at not less than 100 percent of the fair market value at the grant date as determined by the Board. Additionally, nonqualified stock options to purchase shares of common stock were granted to employees and consultants at not less than 85 percent of the fair market value at the grant date. Options granted generally had a life of ten years.

        On December 31, 1997, the Company issued options to purchase 1,091,800 shares of common stock, including 631,800 that were fully vested at the grant date. The common stock issued under these fully vested options was subject to a repurchase right of the Company upon the occurrence of certain events, including the termination of an employee. This repurchase right was an option of the Company that expires 60 days from the triggering event or upon the occurrence of certain specific transactions, including the initial public offering. If the Company exercises its repurchase right, the purchase price was the net book value of the stock as of the end of the calendar quarter immediately preceding the triggering event, as determined by management. All other options vested over a four year period, with 25 percent vesting after one year and the remaining vesting 6.25 percent per quarter. The Company granted options to purchase approximately 1.2 million common shares in 2000 under this plan.

2000 STOCK OPTION PLAN

        In April 2000, the Board established the 2000 Stock Option Plan (the "2000 Plan"). A total of 3,000,000 shares of common stock have been approved by the Board for issuance under the 2000 plan, together with annual increases in the number of shares of common stock reserved under the plan beginning on the first day of the Company's fiscal year, commencing January 1, 2001, as defined. As of December 31, 2000, the Company has authorized 5,400,000 shares through its registration statement in August 2000. The term of the options granted under this plan may not exceed 10 years and in the case of the grantees who own more than 10% of the Company's


                                      F13
outstanding stock at the time of grant, the term of the option may not exceed 5 years. Options granted under the 2000 plan vest and become exercisable as set forth in each option agreement. In the event of a merger or sale of substantially all assets, these options must be assumed by the successor and if not assumed, will fully vest. The 2000 plan will terminate in 2010. As a result of the increases, a maximum of 15,000,000 shares of common stock could be issued. The Company granted options to purchase approximately 1.2 million common shares in 2000 under this plan.

2000 DIRECTOR OPTION PLAN

        In April 2000, the Company adopted the 2000 Director Option Plan. A total of 90,000 shares of common stock have been approved by the Board for issuance under the plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the plan beginning on the first day of the Company's fiscal year, commencing January 1, 2001. As of December 31, 2000, the Company has authorized 114,000 shares through its registration statement in August 2000. As a result of these increases, a maximum of 210,000 shares of common stock could be issued over the 10 year life of the plan. Options to purchase 12,000 shares were granted in 2000.


        A summary of the 1997 Plan, the 2000 Plan, and the 2000 Directors Option Plan activity and related information for the years ended December 31, 1998, 1999, and 2000 follows:

                                                          OPTIONS OUTSTANDING
                                                       ---------------------------
                                                                       WEIGHTED
                                       OPTIONS                         AVERAGE
                                      AVAILABLE        SHARES       EXERCISE PRICE
                                     ----------       ----------    --------------
Balance, December 31, 1997 .....        736,800        1,091,800       $  0.105
  Authorized ...................             --               --             --
  Granted ......................        (86,100)          86,100           0.39
  Exercised ....................             --         (630,800)        0.0005
  Canceled/repurchased .........         25,800           (1,000)        0.0005
                                     ----------       ----------       --------
Balance, December 31, 1998 .....        676,500          546,100           0.27
  Authorized ...................      1,065,625               --             --
  Granted ......................       (734,242)         734,242           1.45
  Exercised ....................             --          (16,750)          0.31
  Canceled/repurchased .........        137,450          (87,450)         0.445
                                     ----------       ----------       --------
Balance, December 31, 1999 .....      1,145,333        1,176,142           1.00
  Authorized ...................      5,614,000               --             --
  Granted ......................     (2,420,608)       2,420,608          10.92
  Exercised ....................             --         (232,093)          0.39
  Canceled/repurchased .........         87,300          (87,300)          7.17
                                     ----------       ----------       --------
Balance, December 31, 2000 .....      4,426,025        3,277,357       $   8.20
                                     ==========       ==========       ========


                                      F14

             OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
------------------------------------------------------  --------------------------
                    NUMBER       WEIGHTED-   WEIGHTED-     NUMBER        WEIGHTED-
   RANGE OF      OUTSTANDING AT   AVERAGE     AVERAGE   EXERCISABLE AT    AVERAGE
   EXERCISE      DECEMBER 31,    REMAINING   EXERCISE    DECEMBER 31,    EXERCISE
    PRICES           2000          LIFE        PRICE         2000          PRICE
-------------    -----------    ----------  ----------  --------------  ----------
$   0.25            239,750        7.00        $0.25        151,000         $0.25
$0.40 - 0.45         12,582        7.85         0.44          5,925          0.45
$   0.95            514,975        8.47         0.95        180,537          0.95
$1.95 - 2.45         16,200        8.67         1.99          4,999          1.98
$2.95 - 3.45        119,542        8.97         3.45         29,885          3.45
$3.95 - 4.94        428,258        9.26         4.13             --            --
$5.75 - 8.50        937,700        9.73         8.47             --            --
$9.34 - 14.0        157,000        4.94         9.56             --            --
$   17.25           851,350        9.25        17.25             --            --
                  ---------        ----        -----        -------         -----
                  3,277,357        8.87        $8.20        372,346         $0.87
                  =========        ====        =====        =======         =====

        The Company had 115,000 and 224,657 options outstanding that were exercisable at a weighted average exercise price of $0.25 per share and $0.25 per share as of December 31, 1998 and 1999 respectively.

        The Company has adopted SFAS 123 for disclosure purposes. The weighted average fair value of options granted during 1998, 1999, and 2000, estimated on the date of grant using the Black-Scholes option pricing model was $0.05, $0.30 and $4.14 respectively. The fair value of 1998, 1999, and 2000, options granted is estimated on the date of grant using the following assumptions: risk-free interest rate range of 4.24 to 6.67 percent, depending on the grant date, volatility up to 80 percent, expected term of 4 years, and no expected dividends.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma expense was $8,000, $63,000, and $497,000 for the years ended December 31, 1998, 1999, and 2000 respectively. The Company's pro forma information for the years ended December 31, 1998, 1999, and 2000 is as follows:

                                                                    1998        1999          2000
                                                                  --------    --------      ---------
Net loss attributable to common stockholders (in thousands)
  As reported.................................................    $(7,641)    $(6,350)      $(42,454)
  Pro forma...................................................     (7,649)     (6,413)       (42,951)
Basic and diluted earnings per share
  As reported.................................................    $(86.83)    $(54.27)      $  (4.46)
  Pro forma...................................................     (86.92)     (54.81)         (4.52)

2000 EMPLOYEE STOCK PURCHASE PLAN

        In April 2000, the Company adopted the 2000 Employee Stock Purchase Plan. A total of 1,500,000 shares of common stock have been approved by the Board for issuance under the plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the plan beginning on the first day of the Company's fiscal year, commencing January 1, 2001. As of December 31, 2000 the Company has authorized 3,300,000 shares through its registration statement in August 2000. As a result of these annual increases, a maximum of 10,500,000 shares could be sold over the 10 year life of the plan. No shares were sold under this plan in 2000.

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

        As of December 31, 2000, the Company had reserved the following shares of common stock for issuance in connection with:

            Stock options under stock option plans.........    7,703,382
            Employee stock purchase plan...................    3,300,000
                                                              ----------
            Total..........................................   11,003,382
                                                              ==========

9. INCOME TAXES

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 provides for an asset and liability approach to account for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing


                                      F15
assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be recognized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

        No provision for federal or state income taxes is reflected in the accompanying statements of operations for CPI and VCT (both S corporations prior to January 1, 2000) as such taxes were levied on the individual partners and shareholders of ASLP and of CPI and VCT. The tax returns, the qualifications of ASLP as such for tax purposes, and the amount of distributable income or loss are subject to examination by federal and state taxing authorities.

        The provision for taxes of Avistar only consists of the following (in thousands):

                                           YEAR ENDED
                                          DECEMBER 31,
                             -----------------------------------
                               1998          1999         2000
                             -------       -------       -------
Current:
  Federal ...............    $    --       $    --       $    --
  State .................          2             2            --
  Foreign ...............         15            19            15
                             -------       -------       -------
                                  17            21            15
Deferred benefits:
  Federal ...............     (2,622)       (1,791)         (985)
  State .................       (388)         (284)         (141)
                             -------       -------       -------
                              (3,010)       (2,075)       (1,126)
Valuation allowance .....      3,010         2,075         1,126
                             -------       -------       -------
                             $    17       $    21       $    15
                             =======       =======       =======

       Avistar's effective income tax provision differs from the federal statutory rate of 35% due to the following (in thousands):

                                                       YEAR ENDED
                                                      DECEMBER 31,
                                          -----------------------------------
                                            1998         1999          2000
                                          -------       -------       -------
Expected tax benefit at federal
statutory rate ......................     $(2,249)      $(1,741)      $(1,630)
State taxes, net ....................        (469)         (284)         (268)
Permanent non-deductible ............          --            --           732
Change in valuation allowance .......       3,010         2,075         1,126
Research credits not used ...........        (255)           --            --
Other ...............................         (20)          (29)           55
                                          -------       -------       -------
Provision for income taxes ..........     $    17       $    21       $    15
                                          =======       =======       =======

        Permanent and non-deductible is primarily composed of the non-deductible portion of the deferred stock compensation expense.

        The net deferred income tax asset related to Avistar consists of the following as of December 31, 1999 and 2000 (in thousands):

                                                       1999           2000
                                                      -------       -------
Deferred income tax assets:
  Federal net operating loss carryforwards .....      $ 3,692       $ 3,882
  State net operating loss carryforwards .......          596           325
  Tax credit carry forward .....................          255           733
  Reserves .....................................          542           787
                                                      -------       -------
                                                        5,085         5,727
  Valuation allowance ..........................       (5,085)       (5,727)
                                                      -------       -------
Net deferred income tax asset ..................      $    --       $    --
                                                      =======       =======

Net operating loss carryforwards at December 31, 1999 and 2000 were approximately $4.3 million and $4.2 million, for federal and state income tax purposes, respectively. The net operating loss carryforwards expire on various dates through the year 2020. The


                                      F16

Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interest. The Company believes sufficient uncertainty exists regarding the realizability of the net operating loss carryforwards and other timing differences. Accordingly, a valuation allowance has been provided for the entire net deferred tax asset.

10. NET LOSS PER SHARE

        Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128 ("SFAS 128"), "Earnings Per Share," for all periods presented. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to an initial public offering must be included in the calculation of basic and diluted net loss per share as if such stock had been outstanding the years ended December 1998 and 1999. To date, the Company has had no issuances or grants for nominal consideration.

        In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the years ended December 31, 1998, 1999, and 2000, because all such securities are antidilutive. Accordingly, diluted net loss per share approximates basic net loss per share for all years presented.

        The total number of shares excluded from the calculations of diluted net loss per share were 18,154,364 and 18,333,729 and 916,933 for the years ended December 31, 1998, 1999, and 2000 respectively. Basic and diluted pro forma net loss per share have been computed as described above and also give effect, under SEC guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance and the effect of the beneficial conversion related to the Series A convertible preferred stock.

        The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                      -------------------------------------
                                                        1998          1999           2000
                                                      --------       -------       --------
Net Loss .......................................      $ (7,641)      $(6,350)      $ (4,671)
                                                      ========       =======       ========
Beneficial Conversion Related To Convertible
  Preferred Stock ..............................            --            --       $(37,783)
                                                      --------       -------       --------
Net Loss Attributable To Common
  Stockholders .................................      $ (7,641)      $(6,350)      $(42,454)
                                                      ========       =======       ========
Weighted Average Shares Of Common Stock Used In
  Computing Net Loss Per Share .................            88           117          9,510
                                                      --------       -------       --------
Net Loss Per Share Basic and Diluted ...........      $ (86.83)      $(54.27)      $  (4.46)
Pro Forma:
Weighted Average Shares Of Common Stock Used In
  Computing Basic And Diluted Net Loss Per
  Share ........................................                                      9,510
Pro Forma Adjustment To Reflect Weighted Average
  Effect Of Assumed Conversion Of Convertible
  Preferred Stock And Beneficial Conversion
  Related To The Series A Convertible Preferred
  Stock ........................................                                     15,525
                                                                                   --------
Weighted Average Shares Of Common Stock Used In
  Computing Pro Forma Basic And Diluted Net Loss
  Per Share ....................................                                     25,035
Pro forma basic and diluted net loss per share .                                   $  (1.70)


                                      F17

11. SEGMENT REPORTING

In June 1997, the FASB issued SFAS No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 was adopted by the Company beginning on January 1998. SFAS 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (ASC) and (2) the development, prosecution, maintenance and support of the intellectual property used in the Company's products (CPI). The parent company (ACC) engages in the corporate oversight function and provides financing and management services to the subsidiaries. Service revenue relates mainly to the maintenance, training and installation of products and is included in ASC for purposes of reporting and decision making. The Company's chief decision maker monitors the Company's operations based upon the information reflected in the following table:

                                           ASC          CPI            ACC            TOTAL
                                        --------       -----         ------         --------
                                                           (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
  Revenue ........................      $ 21,414       $    --       $     --       $ 21,414
  Gross margin ...................        11,960            --             --         11,960
  Depreciation expense ...........          (121)          (15)            --
                                                                                        (136)
  Total operating expenses .......       (11,797)       (1,204)        (3,081)       (16,082)
  Interest income ................           179            42            429            650
  Interest expense ...............          (674)         (167)          (343)        (1,184)
  Net loss .......................          (847)         (830)        (2,994)        (4,671)
  Assets .........................         7,569           155         20,579         28,303
YEAR ENDED DECEMBER 31, 1999
  Revenue ........................      $  9,373       $    --       $     --       $  9,373
  Gross margin ...................         4,486            --             --          4,486
  Depreciation expense ...........          (229)          (19)            --           (248)
  Total operating expenses .......        (7,956)       (1,901)            --         (9,857)
  Interest income ................            14            40             --             54
  Interest expense ...............          (789)         (183)            --           (972)
  Net loss .......................        (4,280)       (2,070)            --         (6,350)
  Assets .........................         9,366         1,157             --         10,523
YEAR ENDED DECEMBER 31, 1998
  Revenue ........................      $  5,128       $    --       $     --       $  5,128
  Gross margin ...................         1,726            --             --          1,726
  Depreciation expense ...........          (423)           (2)            --           (425)
  Total operating expenses .......        (7,332)       (1,457)            --         (8,789)
  Interest income ................             1            --             --              1
  Interest expense ...............          (259)          (17)            --           (276)
  Net loss .......................        (6,167)       (1,474)            --         (7,641)
  Assets .........................         2,642           126             --          2,768


        International revenue, which consists of domestic sales to customers with operations principally in Western Europe, comprised 14.1%, 18.6%, and 46% of total revenue for the years ended December 31, 1998, 1999, and 2000, respectively. No single foreign country represented greater than 10% of total revenues for the year ended December 31, 1998. For the years ended December 31, 1999 and 2000, respectively, international revenues to customers in the United Kingdom accounted for 15.6%, and 28.3% of total revenues. The Company had no significant long-lived assets in any country other than in the United States for any period presented.


                                      F18

12. SELECTED QUARTERLY RESULTS OF OPERATIONS

        The following tables set forth, for the periods indicated, our unaudited financial information for the last eight quarters. We believe that the financial statements used to prepare this information include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our financial statements and notes to financial statements. The operating results for any quarter do not necessarily indicate the results expected for any future period.


                                                                       QUARTER ENDED
                                                 -------------------------------------------------------------
                                                 MARCH 31,         JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                   1999             1999              1999            1999
                                                 ---------         --------      -------------    ------------
                                                             (in thousands except per share data)
Total revenue ...........................         $ 2,295          $ 1,848          $ 2,624          $ 2,606
Gross margin ............................             834              825            1,318            1,509
Total operating expenses ................           2,314            1,982            2,673            2,888
Net loss attributable to common
  shareholder ...........................         $(1,563)         $(1,404)         $(1,669)         $(1,714)
Net loss per share -- Basic/Diluted .....         $(14.21)         $(11.90)         $(14.14)         $(13.71)
Weighted average shares .................             110              118              118              125


                                                                         QUARTER ENDED
                                                  ------------------------------------------------------------
                                                 MARCH 31,         JUNE 30,      SEPTEMBER 30,      DECEMBER 31,
                                                   2000              2000           2000 (1)            2000
                                                  -------          -------          --------          --------
                                                             (in thousands except per share data)
Total revenue ...........................         $ 4,326          $ 4,925          $  5,532          $  6,631
Gross margin ............................           2,207            2,718             3,250             3,785
Total operating expenses ................           3,321            3,766             4,390             4,605
Net loss attributable to common
  shareholder ...........................         $(1,379)         $(1,399)         $(38,983)         $   (693)
Net loss per share -- Basic/Diluted .....         $ (9.32)         $ (4.63)         $  (3.21)         $  (0.03)
Weighted average shares .................             148              302            12,136            25,107




    (1) Per share amounts include the $37.8 million beneficial conversion related to convertible preferred stock.


                                      F19

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


        To Avistar Communications Corporation and affiliates:

        We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of Avistar Communications Corporation and affiliates as of December 31, 1999 and 2000 and for each of the three years then ended included in this annual report thereon dated January 30, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic financial statements taken as a whole.





                                            /s/ ARTHUR ANDERSEN LLP



San Jose, California
January 30, 2001


                                      F20

              AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                  BALANCE AT    ADDITIONS                   BALANCE AT
                                 BEGINNING OF   CHARGED TO                    END OF
                                    PERIOD      OPERATIONS    WRITE - OFFS    PERIOD
                                 ------------   ----------    ------------  ----------
                                                     (in thousands)
Allowance for Doubtful
  Accounts Period Ended:
  December 31, 1998 .........        $247          $ 25          $ --           $272
                                     ====                                       ====
  December 31, 1999 .........        $272          $ --          $(32)          $240
                                     ====                                       ====
  December 31, 2000 .........        $240          $117          $(45)          $312
                                     ====                                       ====


                                      F21

                                INDEX TO EXHIBITS

       Exhibits
       --------
          3.2*      Restated Certificate of Incorporation

          3.3*      Bylaws of Avistar Communications Corporation

          4.1*      Specimen Certificate evidencing shares of Common Stock

         10.1* Avistar Communications Corporation 1997 Stock Option Plan, as amended

         10.1.1*    Avistar Systems Corporation 1997 Stock Option Plan Stock
                    Option Agreement

         10.2*      Avistar Communications Corporation 2000 Stock Option Plan

         10.3*      Avistar Communications Corporation 2000 Director Option Plan

         10.4*      Avistar Communications Corporation Director Option Agreement

         10.5*      Form of Avistar Communications Corporation Indemnification
                    Agreement

         10.6*      Master lease for the premises located at 555 Twin Dolphin
                    Drive, Suite 360, Redwood City, California, between Spieker
                    Properties, L.P. and Entex Information Services, Inc., dated
                    August 10, 1998

         10.7*      Sublease by and between Entex Information Services, Inc. and
                    Avistar Systems Corporation, dated July 23, 1999

         10.8*+ Preferred Supplier Agreement dated June 24, 1997 by and between Avistar and Tandberg, Inc., including modifications
                    Nos. 1, 2, 3 and 4

         10.8.1*+ Modification No. 5 to the Preferred Supplier Agreement referenced in Exhibit 10.8, dated June 27, 2000

         10.8.2+ Modification No. 6 to the Preferred Supplier Agreement referenced in Exhibit 10.8, dated November 27, 2000

         10.9*      Amended and Restated Secured Nonrecourse Revolving
                    Promissory Note in the principal amount of $9,084,074 by and between Avistar Systems Corporation and Collaborative
                    Holdings, dated November 18, 1999

         10.10*     Accounts Receivable Financing Agreement between Silicon
                    Valley Bank and Avistar Systems Corporation dated May 26,
                    2000

         10.11*     Secured Nonrecourse Revolving Promissory Note of
                    Collaboration Properties, Inc. in the principal amount of $1,783,989.73 issued in favor of the Burnett Revocable Trust dated April 30, 2000

         10.12*     Secured Nonrecourse Revolving Promissory Note of
                    Collaboration Properties, Inc. in the principal amount of $716, 359.94 issued in favor of the Heinrichs Revocable
                    Trust dated April 30, 2000

         10.13*     Secured Nonrecourse Revolving Promissory Note of
                    Collaboration Properties, Inc. in the principal amount of
                    $109,915.08 in favor of William L. Campbell dated April 30,
                    2000

         10.14*     Collaboration Properties, Inc. Series A Preferred Stock
                    Purchase Agreement dated December 9, 1999

         10.15*     Avistar Systems Corporation Series B Preferred Stock
                    Purchase Agreement dated December 9, 1999

        Exhibits
        --------
         10.15.1*   Amendment No. 1 to the Series B Preferred Stock Purchase
                    Agreement

         10.16*     Avistar Systems Corporation Registration and Information
                    Rights Agreement dated December 9, 1999

         21.1       Subsidiaries of the Company

         23.1       Consent of Arthur Andersen LLP

         24.1       Power of Attorney

----------------
+ Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

* Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.