Form 10-Q
period 2001-03-31
AVISTAR COMMUNICATIONS CORP
filed 2001-04-26
CIK 1111632

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the transition period from ___________ to ___________

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

Yes [X]      No [ ]

At March 31, 2001, 25,151,270 shares of common stock of the Registrant were outstanding.

                       AVISTAR COMMUNICATIONS CORPORATION

                                      INDEX

                                                                                                       PAGE NO.
                                                                                                       --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements........................................................................     3
          Condensed Consolidated Balance Sheets.......................................................     3
          Condensed Combined and Consolidated Statements of Operations................................     4
          Condensed Combined and Consolidated Statements of Cash Flows................................     5
          Condensed Consolidated Statement of Stockholders' Equity....................................     6
          Notes to Condensed Financial Statements.....................................................     7
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......    14
Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................    24

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................................................    25

SIGNATURES............................................................................................    26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 2000 AND MARCH 31, 2001
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      DECEMBER 31,    MARCH 31,
                                                                                          2000          2001
                                                                                      ------------   -----------
                                                                                                     (UNAUDITED)
ASSETS:
     Current assets:
        Cash and cash equivalents .................................................     $ 21,660      $ 21,198
        Accounts receivable, net of allowances for doubtful
           accounts of $312 and $277, respectively ................................        3,712         3,133
        Inventories, including inventory shipped to customer
           sites, not yet installed of $854 and $240, respectively ................        2,156         1,593
        Prepaid expenses and other current assets .................................          434           360
                                                                                        --------      --------
           Total current assets ...................................................       27,962        26,284
     Property and equipment, net ..................................................           83           200
     Other assets .................................................................          258           475
                                                                                        --------      --------
           Total assets ...........................................................     $ 28,303      $ 26,959
                                                                                        ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
        Accounts payable ..........................................................     $  2,006      $  1,781
        Deferred revenue and deposits .............................................        2,126         1,973
        Accrued liabilities and other .............................................        2,407         2,415
                                                                                        --------      --------
           Total current liabilities ..............................................        6,539         6,169
                                                                                        --------      --------
     Stockholders' equity:
        Convertible preferred stock, $0.001 per share par value; 10,000,000 authorized at December 31, 2000 and March 31, 2001,
           no shares issued and outstanding at December 31, 2000 and March 31,
           2001 ...................................................................           --            --
        Common stock, $0.001 par value; 250,000,000 shares
           authorized at December 31, 2000 and March 31, 2001, 26,266,990 and
           26,309,895 shares issued at December 31, 2000
           and March 31, 2001, respectively .......................................           26            26
        Treasury common stock, 1,143,625 and 1,158,625 shares at December 31, 2000
           and March 31, 2001, respectively .......................................           (1)           (1)
     Additional paid-in-capital ...................................................       80,145        80,095
     Deferred stock compensation ..................................................       (1,755)       (1,274)
     Accumulated deficit ..........................................................      (56,651)      (58,056)
                                                                                        --------      --------
           Total stockholders' equity .............................................       21,764        20,790
                                                                                        --------      --------
           Total liabilities and stockholders' equity .............................     $ 28,303      $ 26,959
                                                                                        ========      ========

   The accompanying notes are an integral part of these financial statements.

               AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   CONDENSED COMBINED STATEMENT OF OPERATIONS
     FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND CONSOLIDATED STATEMENT OF
              OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   THREE MONTHS ENDED
                                                                -----------------------
                                                                MARCH 31,     MARCH 31,
                                                                   2000         2001
                                                                ---------     ---------
                                                                      (unaudited)
Revenue:
      Products .............................................    $  3,190      $  4,682
      Services, maintenance and support ....................       1,136         1,400
                                                                --------      --------
        Total revenue ......................................       4,326         6,082
                                                                --------      --------
Cost of revenue:
      Products .............................................       1,599         1,838
      Services, maintenance and support ....................         520           796
                                                                --------      --------
        Total cost of revenue ..............................       2,119         2,634
                                                                --------      --------
        Gross margin .......................................       2,207         3,448
                                                                --------      --------
Operating expenses:
      Research and development .............................         699         1,569
      Sales and marketing ..................................       1,135         1,778
      General and administrative ...........................         908         1,528
      Amortization of deferred stock
         compensation * ....................................         579           284
                                                                --------      --------
        Total operating expenses ...........................       3,321         5,159
                                                                --------      --------
        Loss from operations ...............................      (1,114)       (1,711)
                                                                --------      --------
Other income (expenses):
      Interest expense .....................................        (332)           (2)
      Interest income ......................................          67           275
      Other ................................................          --            33
                                                                --------      --------
        Total other income (expense), net ..................        (265)          306
                                                                --------      --------
Net loss ...................................................    $ (1,379)     $ (1,405)
                                                                ========      ========

Net loss per share - basic and diluted .....................    $  (9.32)     $  (0.06)
                                                                ========      ========
Weighted average shares used in calculating
      basic and diluted net loss per share .................         148        25,150

*Amortization of deferred stock compensation excluded from
      the following expenses:
      Cost of revenue ......................................    $     81      $     42
      Research and development .............................          73            35
      Sales and marketing ..................................         410           200
      General and administrative ...........................          15             7
                                                                --------      --------
                                                                $    579      $    284


   The accompanying notes are an integral part of these financial statements.

               AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   CONDENSED COMBINED STATEMENT OF CASH FLOWS
     FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND CONSOLIDATED STATEMENT OF
              CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                                  -----------------------
                                                                                  MARCH 31,     MARCH 31,
                                                                                     2000         2001
                                                                                  ---------     ---------
                                                                                        (UNAUDITED)

Cash Flows from Operating Activities:
  Net loss ..................................................................     $ (1,379)     $ (1,405)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation ............................................................           39            17
    Stock compensation expense, net .........................................          579           285
    Provision for doubtful accounts .........................................           --           (35)
    Changes in current assets and liabilities:
       Accounts receivable ..................................................         (673)          614
       Inventories ..........................................................         (948)          563
       Prepaid expenses and other current assets ............................          (38)           74
       Other assets .........................................................            9          (217)
       Accounts payable .....................................................          697          (225)
       Deferred revenue and deposits ........................................          979          (153)
       Accrued liabilities and other ........................................          574             8
                                                                                  --------      --------
  Net cash used in operating activities .....................................         (161)         (474)
                                                                                  --------      --------
Cash Flows from Investing Activities:
  Purchase of property and equipment ........................................           --          (134)
                                                                                  --------      --------
Cash Flows from Financing Activities:
  Net payments under line of credit .........................................         (559)           --
  Proceeds from issuance of common stock ....................................           42           169
  Repurchases of common stock ...............................................           --           (23)
                                                                                  --------      --------
  Net cash (used in) provided by financing activities .......................         (517)          146
                                                                                  --------      --------
  Net decrease in cash and cash equivalents .................................         (678)         (462)
  Cash and cash equivalents, beginning of period ............................        6,232        21,660
                                                                                  --------      --------
  Cash and cash equivalents, end of period ..................................     $  5,554      $ 21,198
                                                                                  ========      ========
Supplemental Cash Flow Information:
  Cash paid for interest ....................................................     $     16      $     --
                                                                                  ========      ========


   The accompanying notes are an integral part of these financial statements.

               AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      COMMON STOCK               TREASURY STOCK        ADDITIONAL
                                               --------------------------  --------------------------    PAID-IN
                                                  SHARES        AMOUNT        SHARES       AMOUNT        CAPITAL
                                               ------------  ------------  ------------ ------------  ------------
Balance at December 31, 2000................   26,266,990    $     26       1,143,625        $(1)        $80,145
                                               -------------------------------------------------------------------

Repurchase of common stock - stock buy
  back program .............................           --          --          15,000         --             (23)
                                               -------------------------------------------------------------------

Issuance of common stock per employee stock
  purchase plan.............................       22,618          --              --         --             137
                                               -------------------------------------------------------------------

Issuance of common stock pursuant to
  exercise of options.......................       20,287          --              --         --              13
                                               -------------------------------------------------------------------

Amortization of deferred stock
  compensation..............................           --          --              --         --              --
                                               -------------------------------------------------------------------

Reduction for forfeitures of stock options..           --          --              --         --            (197)
                                               -------------------------------------------------------------------

Compensation on options issued to
  consultants...............................           --          --              --         --              20
                                               -------------------------------------------------------------------

Net loss....................................           --          --              --         --              --
                                               -------------------------------------------------------------------

Balance at March 31, 2001 (unaudited).......   26,309,895    $     26       1,158,625        $(1)        $80,095
                                               ===================================================================

                                                    DEFERRED                        TOTAL
                                                      STOCK     ACCUMULATED     STOCKHOLDERS'
                                                  COMPENSATION    DEFICIT      EQUITY (DEFICIT
                                               ----------------------------   ----------------
Balance at December 31, 2000................        $(1,755)      $(56,651)       $21,764
                                               -----------------------------------------------

Repurchase of common stock - stock buy
  back program .............................             --             --            (23)
                                               -----------------------------------------------

Issuance of common stock per employee stock
  purchase plan.............................             --             --            137
                                               -----------------------------------------------

Issuance of common stock pursuant to
  exercise of options.......................             --             --             13
                                               -----------------------------------------------

Amortization of deferred stock
  compensation..............................            310             --            310
                                               -----------------------------------------------

Reduction for forfeitures of stock options..            171             --            (26)
                                               -----------------------------------------------

Compensation on options issued to
  consultants...............................             --             --             20
                                               -----------------------------------------------

Net loss....................................             --         (1,405)        (1,405)
                                               -----------------------------------------------

Balance at March 31, 2001 (unaudited).......        $(1,274)      $(58,056)       $ 20,790
                                               ===============================================


   The accompanying notes are an integral part of these financial statements.

               AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BUSINESS, BASIS OF PRESENTATION AND RISKS AND UNCERTAINTIES

BUSINESS

    Avistar Communications Corporation ("Avistar" or the "Company") provides networked video communications software and hardware products and services. Avistar's products include applications for interactive video calling, content creation and publishing, broadcast video and video-on-demand as well as data sharing, directory services and network management. Avistar designs, markets, sells, manufactures or assembles and installs and supports its products. Avistar's real-time and non-real-time products are based upon its architecture and Video Operating System(TM) platform, which facilitate distribution over local and wide area networks using telephony or internet services as appropriate. In addition, Avistar develops, prosecutes, maintains and supports intellectual property used in the Company's products. Avistar's services include consulting, implementation, training, maintenance and support.

BASIS OF PRESENTATION

    The unaudited balance sheet as of March 31, 2001 presents the consolidated financial position of Avistar and its two wholly-owned subsidiaries, Avistar Systems Corporation (ASC) and Collaboration Properties, Inc. (CPI). The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

    The functional currency of ASC's UK subsidiary is the U.S. dollar. Accordingly, all gains and losses resulting from transactions denominated in currencies other than the U.S. dollar are included in the statements of operations. All amounts included herein are unaudited unless otherwise specified.

RISKS AND UNCERTAINTIES

    The markets for the Company's products and services have only recently begun to develop. Some of the Company's products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company's products, over time, is critical to the Company's success. The Company's prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $58 million as of March 31, 2001. The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the current slowdown in general economic conditions, the use of differing distribution channels, and the timing of the new product announcements by the Company or its competitors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

    In the opinion of management, the unaudited financial statements furnished in this report reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods covered and of the Company's financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes for the year ended December 31, 2000 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

CASH AND CASH EQUIVALENTS

    The Company considers all investment instruments purchased with an original maturity of twelve months or less to be cash equivalents. The Company's cash equivalents at December 31, 2000 and March 31, 2001 consist of money market funds and short term securities.

SIGNIFICANT CONCENTRATIONS

    A relatively small number of customers have accounted for a significant percentage of the Company's net sales. Sales to these customers as a percentage of sales are as follows for the three months ended March 31, 2000 and 2001:

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                          2000            2001
                                                        ---------       --------
                                                               (UNAUDITED)
                 Customer A......................          17%              *
                 Customer B......................          18%             29%
                 Customer C......................          35%             35%
                 Customer D......................          10%              *
                 Customer E......................           *              11%

----------
* Less than 10%

    Any change in the relationship with these customers could have a potentially adverse effect on the Company's financial position and/or results of operations. Management currently anticipates no such change.

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from U.S. and foreign entities. As of December 31, 2000, approximately 80 % of accounts receivable was concentrated with four customers. As of March 31, 2001, approximately 72 % of accounts receivable was concentrated with three customers.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market and comprise the following (in thousands):

                                                        DECEMBER 31,    MARCH 31,
                                                           2000           2001
                                                        ------------  -----------
                                                                      (UNAUDITED)
Raw materials ........................................     $  216       $  182
Work-in-progress .....................................         88          266
Finished goods .......................................        998          905
Inventory shipped to customer sites, not yet
  installed ..........................................        854          240
                                                           ------       ------
                                                           $2,156       $1,593
                                                           ======       ======

    Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of December 31, 2000 and March 31, 2001, the Company had billed approximately $2.4 million and $0.5 million to their customers related to these shipments, but had not recorded the receivable or the revenue as the installations have not been completed.

RESEARCH AND DEVELOPMENT

    Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86 ("SFAS 86"), "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of a working model and the point at which the product is ready for general release have been insignificant. Through March 31, 2001, all research and development costs have been expensed.

PATENT COSTS

    Due to uncertainties about the estimated future economic benefits and lives of the Company's patents and patent applications, all related outside patent costs have been expensed as incurred and the Company plans to continue with this policy in the future. Outside patent costs were approximately $0.1 million for the three months ended March 31, 2000 and 2001, and are reflected in general and administrative expenses in the accompanying statements of operations.

REVENUE RECOGNITION AND DEFERRED REVENUE

    The Company's revenue recognition policy is in compliance with Statement of Position ("SOP") SOP 97-2, "Software Revenue Recognition" (SOP 97-2), SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9) and Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". The Company recognizes revenues from product sales when all of the following conditions are met: the product has been shipped, an arrangement exists with the customer at a fixed price and the Company has the right to invoice the customer, collection of the receivable is probable and the Company has fulfilled all of its material contractual obligations to the customer.

    The price charged for maintenance is stipulated in the contract and is based on a percentage of product revenue. Customers have the option to initially acquire and subsequently renew the maintenance in subsequent periods at the rate established in the original agreement. Training services are offered independently from the purchase of product.

    When the Company provides installation services, the product and installation revenues are recognized upon completion of installation and customer acceptance. When the customer or a third party provides installation services, the product revenue is recognized upon shipment. Payment for product sales are due upon shipment. Installation and training services are due upon provision of services. If payments for systems are received in advance of the completion of installation, such amounts are recorded as deferred revenue in the accompanying balance sheets until installation has occurred and the customer has accepted the product. Revenue from the provision of services, including training, is recognized as the work is performed. Revenue from maintenance is offered based on a percentage of product sales and is recognized pro-rata over the maintenance term, which is typically one year in length. Payments for services and maintenance made in advance of the provision of services and maintenance are recorded as deferred revenue.

STOCK-BASED COMPENSATION

    The Company has adopted SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." As permitted under this standard, the Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" and related interpretations in accounting for its stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") issued SFAS No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities", which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company adopted SFAS 133 effective January 1, 2001 in accordance with SFAS 137. To date, the Company has not entered into any derivative financial instrument contracts. Thus, the adoption of this Statement did not have a material impact on the financial position or results of operations of the Company.

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

3. COMMITMENTS AND CONTINGENCIES

    The Company leases its facilities under operating leases that expire through 2005. The future minimum lease commitments under all leases are as follows (in thousands):

             YEAR ENDING DECEMBER 31,                        AMOUNT
             ------------------------                       --------
             2001.......................................    $  1,133
             2002.......................................       1,079
             2003.......................................         833
             2004.......................................         309

             YEAR ENDING DECEMBER 31,                        AMOUNT
             ------------------------                       --------
             2005.......................................         276
                                                            --------
             Total minimum lease payments...............    $  3,630
                                                            ========

    Rent expense under operating leases for the three months ended March 31, 2000 and 2001 was approximately $0.3 million and $0.3 million respectively.

4. OTHER RELATED PARTY TRANSACTIONS

    Certain directors with controlling interests in the Company are also the majority owners of two entities that conducted business with the Company, Vicor, Inc. ("Vicor") and Western Data Systems of Nevada, Inc. ("WDS"). Descriptions of certain transactions between the Company and these entities follow.

SUPPORT SERVICES

    The Company maintained a support center to handle first level support calls for WDS in addition to those for the Company. Pursuant to an agreement between the Company and WDS dated July 1, 1998 the Company charged WDS for its share of support center costs. For the three months ended March 31, 2000, the Company received fees of $0.1 million under the agreement. The subsequent reimbursement from WDS was recorded as a reduction in the costs incurred for the support center. This agreement was terminated in December 2000.

LEASE

    The Company began subleasing office space to Vicor in September 1999. The Company received approximately $34,000 during each of the three months ended March 31, 2000 and 2001 from Vicor pursuant to the sublease agreement. The Company is no longer subleasing office space to Vicor as of March 31, 2001.

REVENUE FROM A RELATED PARTY

    UBS Warburg LLC, which is an affiliate of UBS (an approximate 5 % stockholder during 2000) is also a customer of the Company. Revenue from UBS Warburg LLC and its affiliates represented approximately 18 % of total revenue for the three months ended March 31, 2000. Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. Since December 31, 2000, UBS Warburg has held less than 5% of outstanding shares of common stock of the Company.

5. STOCKHOLDERS' EQUITY

DEFERRED STOCK COMPENSATION

   In connection with the grant of stock options to purchase shares of common stock to employees during 1999 the Company recorded deferred compensation of approximately $2.7 million, representing the difference between the estimated fair value of the common stock and the aggregate option exercise price of such options at the date of the grant. In 2000, the Company recorded an additional $1.7 million in deferred stock compensation, net of forfeitures. This amount is presented as a reduction of stockholders' equity and is being amortized ratably over the vesting period of the applicable options (generally four years). Amortization expense related to deferred stock compensation was approximately $0.6 million for the three months ended March 31, 2000 and approximately $0.3 million net of forfeitures for the three months ended March 31, 2001. Compensation expense is decreased in the period of forfeiture for any accrued but unvested amount arising from the early termination of an option holder's services.

6.  STOCK OPTION PLANS

1997 STOCK OPTION PLAN

    In December 1997, the Board established the 1997 Stock Option Plan (the "1997 Plan") and authorized the issuance of 1,828,602 shares of common stock thereunder. In December 1999 and May 2000, respectively, the Board authorized an additional 1,065,625 shares and 100,000 shares to be issued under the 1997 Plan. In connection with the initial public offering, the Board terminated the 1997 Plan as to future grants effective August 17, 2000. Under the 1997 Plan, incentive stock options to purchase shares of common stock were granted only to employees at not less than 100 percent of the fair market value at the grant date as determined by the Board. Additionally, nonqualified stock options to purchase shares of common stock were granted to employees and consultants at not less than 85 percent of the fair market value at the grant date. Options granted generally had a life of ten years.

    On December 31, 1997, the Company issued options to purchase 1,091,800 shares of common stock, including 631,800 that were fully vested at the grant date. All other options vested over a four year period, with 25 percent vesting after one year and the remaining vesting 6.25 percent per quarter. The Company issued options to purchase approximately 1.2 million common shares in 2000 under this plan.

2000 STOCK OPTION PLAN

    In April 2000, the Board established the 2000 Stock Option Plan (the "2000 Plan"). As of March 31, 2001, 4,004,935 shares of common stock were reserved for issuance under the 2000 Plan. The term of the options granted under this plan may not exceed 10 years and in the case of the grantees who own more than 10% of the Company's outstanding stock at the time of grant, the term of the option may not exceed 5 years. Options granted under the 2000 Plan vest and become exercisable as set forth in each option agreement. In the event of a merger or sale of substantially all assets, these options must be assumed by the successor and if not assumed, will fully vest. The 2000 Plan will terminate in 2010. The Company granted options to purchase approximately 0.3 million common shares in the three month period ending March 31, 2001 under this plan.

2000 DIRECTOR OPTION PLAN

    In April 2000, the Company adopted the 2000 Director Option Plan. As of March 31, 2001, 102,000 shares of common stock were reserved for issuance under this plan. Options to purchase 12,000 shares were granted in the three month period ending March 31, 2001 under this plan.

    A summary of the 1997 Plan, the 2000 Plan, and the 2000 Directors Option Plan activity and related information for the three months ended March 31, 2001 follows:

                                                                       OPTIONS OUTSTANDING
                                                                    --------------------------
                                                                                   WEIGHTED
                                                      OPTIONS                       AVERAGE
                                                     AVAILABLE       SHARES     EXERCISE PRICE
                                                     ---------      ---------   --------------
      Balance, December 31, 2000...............      4,426,025      3,277,357       $  8.20
        Authorized.............................             --             --            --
        Granted................................       (270,250)       270,250          4.23
        Exercised..............................             --        (20,287)         0.60
        Canceled/repurchased...................        277,813       (277,813)         8.43
                                                     ---------      ---------       -------
      Balance, March 31, 2001 (unaudited)......      4,433,588      3,249,507       $  7.90
                                                     =========      =========       =======


                 OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
  --------------------------------------------------                   -------------------------------
                          NUMBER                                           NUMBER
                      OUTSTANDING AT     WEIGHTED-        WEIGHTED-    EXERCISABLE AT      WEIGHTED-
     RANGE OF            MARCH 31,        AVERAGE          AVERAGE        MARCH 31,         AVERAGE
  EXERCISE PRICES          2001       REMAINING LIFE   EXERCISE PRICE       2001        EXERCISE PRICE
  ---------------     --------------  --------------   --------------  --------------   --------------
        $0.25              205,000         6.75            $ 0.25          165,625         $ 0.25
    $0.40 - 0.45            12,582         7.49              0.44            6,819           0.44
        $0.95              448,225         8.22              0.95          192,222           0.95
    $1.66 - 2.45            42,700         9.39              1.78            6,012           1.98
    $2.95 - 3.45           119,342         8.72              3.45           37,292           3.45
    $3.95 - 4.95           577,658         9.25              4.15          103,713           4.16
    $5.13 - 8.50           916,850         9.51              8.22               --             --
    $9.35 - 14.00          157,000         4.69              9.56               --             --
       $17.25              770,150         9.01             17.25          178,123          17.25
                         ---------         ----            ------          -------         ------
                         3,249,507         8.72            $ 7.90          689,806         $ 5.61
                         =========         ====            ======          =======         ======

    The Company had 372,346 options outstanding that were exercisable at a weighted average exercise price of $0.87 per share and as of December 31, 2000.

2000 EMPLOYEE STOCK PURCHASE PLAN

    In April 2000, the Company adopted the 2000 Employee Stock Purchase Plan. As of March 31, 2001 the Company has authorized 2,253,701 shares for issuance under this plan. A total of 22,618 shares were sold under this plan in the three month period ended March 31, 2001.

STOCK REPURCHASE PLAN

    On March 22, 2001 the Company announced that its Board authorized the repurchase of up to $2.0 million of its common stock in the open market. During the quarter ended March 31, 2001, the Company repurchased 15,000 shares at an aggregate cost of $23,437.

7. NET LOSS PER SHARE

    Basic and diluted net loss per share of common stock are presented in conformity with SFAS No. 128 ("SFAS 128"), "Earnings Per Share," for all periods presented. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to an initial public offering must be included in the calculation of basic and diluted net loss per share as if such stock had been outstanding for the period ended March 31, 2000. To date, the Company has had no issuances or grants for nominal consideration.

    In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three months ended March 31, 2000 and 2001 because all such securities are antidilutive. Accordingly, diluted net loss per share approximates basic net loss per share for all periods presented.

8. SEGMENT REPORTING

    In June 1997, the FASB issued SFAS No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 was adopted by the Company in January 1998. SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates in two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (ASC) and (2) the development, prosecution, maintenance and support of the intellectual property used in the Company's products (CPI). The parent company (ACC) engages in the corporate functions and provides financing and services to the subsidiaries. Service revenue relates mainly to the maintenance, training and installation of products and is included in ASC for purposes of reporting and decision making. The Company's chief decision maker monitors the Company's operations based upon the information reflected in the following table:

                                                       ASC         CPI       ACC         TOTAL
                                                    --------    -------    -------     --------
                                                                  (IN THOUSANDS)
      THREE MONTHS ENDED MARCH 31, 2001
        Revenue............................         $  6,082    $    --    $    --     $  6,082
        Gross margin.......................            3,448         --         --        3,448
        Depreciation expense...............              (14)        (3)        --          (17)
        Total operating expenses...........           (3,738)      (304)    (1,117)      (5,159)
        Interest income....................               --         --        275          275
        Interest expense...................               (2)        --         --           (2)
        Net loss...........................             (582)      (294)      (529)      (1,405)
        Assets.............................            8,695         36     18,228       26,959
      THREE MONTHS ENDED MARCH 31, 2000
        Revenue............................         $  4,326    $    --    $    --     $  4,326
        Gross margin.......................            2,207         --         --        2,207
        Depreciation expense...............              (35)        (4)        --          (39)

                                                       ASC         CPI       ACC         TOTAL
                                                    --------    -------    -------     --------
                                                                  (IN THOUSANDS)
        Total operating expenses...........           (2,299)      (443)      (579)      (3,321)
        Interest income....................               54         13         --           67
        Interest expense...................             (269)       (63)        --         (332)
        Net loss...........................             (440)      (360)      (579)      (1,379)
        Assets.............................            9,800      1,061      1,000       11,861


    International revenue, which consists of domestic sales to customers with operations principally in Western Europe, comprised 42%, and 45% of total revenue for the three months ended March 31, 2000, and 2001, respectively. For the three months ended March 31, 2000, and 2001, respectively, international revenues to customers in the United Kingdom accounted for 20%, and 32% of total revenues. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward looking statements. These risks and other factors include those listed under "Factors Affecting Future Operating Results" and elsewhere in this report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors". These factors may cause our actual results to differ materially from any forward looking statement.

    Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward looking statements. We are under no duty to update any of the forward looking statements after the date of this report on Form 10-Q to conform our prior statements to actual results.

OVERVIEW

    We operate through two segments:

    o Avistar Systems Corporation, our wholly owned subsidiary, engages in the design, development, manufacturing, sale and marketing of networked video communications products; and

    o Collaboration Properties, Inc., our wholly owned subsidiary, engages in the development, prosecution, maintenance, support and licensing of the intellectual property used in our system.

Revenue

    We derive product revenue principally from the sale and licensing of our video-enabled networked communications system consisting of a suite of Avistar-designed software and hardware products, including third party components. In addition, we derive revenue from fees for installation, maintenance, support and training services. As a percentage of total revenue, product revenue was 74% in the three months ended March 31, 2000 and 77% in the three months ended March 31, 2001. We expect the hardware component of product revenue as a percentage of total product revenue to decline over time as technology evolves and we are no longer required to provide as many hardware products or their component parts.

    Revenue from customers outside the United States accounted for 42% of our revenue in the three months ended March 31, 2000 and 45% of our revenue in the three months ended March 31, 2001. To date, a significant portion of our revenue has resulted from sales to a limited number of customers. In the three months ended March 31, 2000, we recorded revenue of approximately $3.4 million from our four largest customers and their affiliates, which represented 80% of total revenue. In the three months ended March 31, 2001, we recorded revenue of approximately $4.6 million from our three largest customers and their affiliates, which represented 75% of total revenue. We anticipate that our revenue and, therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers. As a result, loss of any one of these customers would have a significant adverse impact on our operation.

Cost of Revenue

    Our cost of revenue consists primarily of the cost of software and hardware, including compensation and third party components, the cost of compensation for installation, maintenance, support and training personnel and other costs related to facilities and office equipment for professional services, technical support and training personnel. We recognize product costs and costs of installation, maintenance, support, and training services as revenue is recorded. The gross margins on service revenue have been comparable to our product revenue margins. This is due in part to the fact that a significant percentage of service revenue is derived from our higher margin maintenance business. Maintenance has higher margins than other service revenue due to the recurring nature of maintenance business.

Operating Expenses

    We generally recognize our operating expenses as we incur them in three operational categories: research and development, sales and marketing and general and administrative. Our operating expenses also include amortization of our deferred stock compensation charges related to stock options. These charges are amortized over the vesting period of the options, generally four years. Our research and development expenses consist primarily of compensation expenses for our personnel, patent and licensing costs and, to a minor extent, independent contractors. We expense all patent and licensing costs. Our sales and marketing expenses consist primarily of compensation, commission and travel expenses along with other marketing expenses. Our general and administrative expenses consist primarily of compensation for our administrative, financial, and contractual personnel and a number of non-allocable costs, including professional fees, legal fees, accounting fees and provisions for allowance for doubtful accounts.

    We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities based upon the number of employees assigned to each of these areas. These allocated charges include facilities rent and utilities and depreciation expense for property and equipment.

    The non-cash deferred stock compensation charge related to stock options represents the difference between the exercise price of options granted to acquire our shares of common stock during the period and the deemed fair value for financial reporting purposes of our shares of common stock on the measurement date, which is the same as the date of grant of those options. Based on the outstanding options at December 31, 2000, we anticipate recording charges of $1.1 million in 2001, $0.6 million in 2002 and $0.1 million in 2003 to record the remainder of the costs associated with these grants.

Interest Income and Expenses

    We generate interest income by investing our cash balances. At March 31, 2001, we had no short-term or long-term debt.

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

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           -------------------
                                                                             2000        2001
                                                                           -------      ------
   Revenue:
     Product............................................................      73.7%       77.0%
     Services, maintenance and support..................................      26.3        23.0
                                                                             -----       -----
             Total revenue..............................................     100.0       100.0
                                                                             -----       -----
   Cost of revenue:
     Product............................................................      37.0        30.2
     Services, maintenance and support..................................      12.0        13.1
                                                                             -----       -----
             Total cost of revenue......................................      49.0        43.3
                                                                             -----       -----
   Gross margin.........................................................      51.0        56.7
   Operating expenses:
     Research and development...........................................      16.2        25.8
     Sales and marketing................................................      26.2        29.2
     General and administrative.........................................      21.0        25.1
     Amortization of deferred stock compensation........................      13.4         4.7
                                                                             -----       -----
             Total operating expenses...................................      76.8        84.8
                                                                             -----       -----
   Loss from operations.................................................     (25.8)      (28.1)
                                                                             -----       -----
   Other (expense) income:
     Interest expense...................................................      (7.7)         --
     Interest income....................................................       1.6         4.5
     Other..............................................................        --         0.5
                                                                             -----       -----
             Total other (expense) income...............................      (6.1)        5.0
                                                                             -----       -----
   Net loss.............................................................     (31.9)%     (23.1)%
                                                                             =====       =====

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001

Revenue

    Total revenue increased by 41% from $4.3 million in the three months ended March 31, 2000 to $6.1 million in the three months ended March 31, 2001. The increases were due primarily to increased product and services sales to an increased customer base. Product sales increased by 47% from $3.2 to $4.7 million reflecting our growing business. Similarly, our services revenues increased by 23% from $1.1 million to $1.4 million. For the three months ended March 31, 2001, revenue from three customers accounted for 75% of total revenues. The level of sales to any customer may vary from quarter to quarter. We expect that there will continue to be significant customer concentration in future quarters. The loss of any one of those customers could have a material adverse impact on our financial condition or operating results.

Cost of Revenue

    Cost of revenue increased by 24% from $2.1 million in the three months ended March 31, 2000 to $2.6 million in the three months ended March 31, 2001. Cost of revenues increased due to higher product revenue. In addition, the Company increased personnel in its manufacturing and services organizations to support higher sales volumes.

Gross Margin

    Gross margin increased from 51% in the three months ended March 31, 2000 to 57% in the three months ended March 31, 2001. This increase was primarily due to lower product component costs negotiated from vendors and economies of scale achieved in the service organization that have supported higher service revenues.

Operating Expenses

    Research and development. Research and development expenses increased by 124% from $0.7 million in the three months ended March 31, 2000 to $1.6 million in the three months ended March 31, 2001. The increase was due to increased costs due to significant increases in personnel and personnel related expenses. Research and development personnel increased by 44%, from 18 to 26, between March 31, 2000 and March 31, 2001. The increase in research and development expenses was also due to increased prototype and development expenses, reflecting increased costs for new product development and enhancements to existing products.

    Sales and marketing. Sales and marketing expenses increased by 57% from $1.1 million in the three months ended March 31, 2000 to $1.8 million in the three months ended March 31, 2001. These increases were due to increased personnel and personnel related costs due to the hiring of additional sales and marketing personnel, higher sales commission expenses and higher marketing program costs. Sales and marketing personnel increased by 26%, from 14 to 24, between March 31, 2000 and March 31, 2001.

    General and administrative. General and administrative expenses increased by 68% from $0.9 million in the three months ended March 31, 2000 to $1.5 million in the three months ended March 31, 2001. These increases were a result of hiring additional personnel to support an increased scale of operations and an increase in outside professional services expenses related to the costs of being a public company.

    Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased by 51% from $0.6 million in the three months ended March 31, 2000 to $0.3 million in the three months ended March 31, 2001. The decrease was due to the timing on vesting of options as well as forfeitures of stock options by terminated employees.

Other Expenses, Net

    Other expenses, net decreased by 215% from other expense of $(0.3) million in the three months ended March 31, 2000 to other income of $0.3 million in the three months ended March 31, 2001 due to lower interest expenses due to the retirement of debt and higher interest income as a result of an increased balance of cash, cash equivalents, and short term investments resulting from our initial public offering in August 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We had cash and cash equivalents of $21.7 million as of December 31, 2000 and $21.2 million as of March 31, 2001. Our operating activities resulted in net cash outflows of $0.2 million in the three months ended March 31, 2000 and $0.5 million in the three months ended March 31, 2001. For the three months ended March 31, 2001 the total net cash flow of $0.5 million resulted from net cash provided by financing activities of $0.1 million, net cash used in investing of $0.1 million, and net cash used in operations of $0.5 million. The net cash used in operations included a net loss of $1.4 million, a decrease in accounts receivable of $0.6 million, a decrease in inventories of $0.6 million, a decrease in prepaid expenses and other current assets of $0.1 million, partially offset by the amortization of stock compensation expense of $0.3 million, a decrease in accounts payable of $0.2 million and a decrease in deferred revenue of $0.2 million. The decrease in accounts receivable was due to improved collections performance during the quarter. The decrease in inventories in the quarter was the result of a reduced rate of purchases from our vendors in response to less visibility of customer orders.

    For the three months ended March 31, 2000, the net cash outflow from operating activities of $0.2 million resulted from a net loss of $1.4 million, an increase in accounts receivable of $0.7 million and an increase in inventories of $0.9 million, partially offset by amortization of deferred compensation of $0.6 million. Cash flows used in financing activities of $0.5 million consisted mainly of payments under a line of credit from a financial institution, which was retired using the proceeds from a portion of a $4.0 million, one-year line of credit with another financial institution in June 2000. The second line of credit was repaid in December 2000 and was accordingly terminated.

    We had expenditures for property and equipment of $0.1 million which were capitalized in the three months ended March 31, 2001.

    We believe that existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. If our cash and cash equivalents are not sufficient to meet our working capital and capital expenditure requirements for the next twelve months, we may be forced to engage in equity financing, which could dilute the per share value of our common stock, or debt financing on terms that could restrict our ability to make capital expenditures or incur additional indebtedness, which could impede our ability to achieve our business plan.

    Additionally, we may need to raise additional funds to effect a more rapid expansion, including significant increases in personnel and office facilities, to develop new systems, to enhance our existing system or to respond to competitive pressures. We cannot assure you that alternative or additional financing will be available to us on favorable terms or at all or that any such financing will not dilute your ownership interest in our company.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. We adopted SFAS 133 effective January 1, 2001 in accordance with SFAS 137. To date, we have not entered into any derivative financial instrument contracts. Thus, the adoption of this statement did not have a material impact on our financial condition or results of operations.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST AND MAY NOT BE PROFITABLE IN THE FUTURE.

    We incurred a net loss of $1.4 million for the three months ended March 31, 2001, $4.7 million for 2000 and $6.4 million in 1999. Our accumulated deficit as of March 31, 2001 was $58.1 million. Our revenue may not continue to increase or even remain at its current level; in addition, we expect our operating expenses to increase significantly as we develop and expand our business. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers. If our expenses increase more rapidly than our revenue, we may never become profitable. Furthermore, we will recognize significant additional charges relating to non-cash compensation in connection with options that we granted in 1999 and 2000. These additional charges will further decrease our ability to become profitable.

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

    We have generally experienced a product sales cycle of four to nine months for new customers or large follow-on orders due to the time needed to educate potential customers about the uses and benefits of our system and the significant investment decisions that our prospective customers must make when they decide to buy our system. Many of our prospective customers have neither budgeted expenses for networked video communications systems nor personnel specifically dedicated to the procurement, installation or support of these systems. As a result, our customers spend a substantial amount of time before purchasing our system performing internal reviews and obtaining capital expenditure approvals.

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

    Our customers typically place limited initial orders for our networked video communications system, which allows them to evaluate its usefulness and value. Our future financial performance will depend on our ability to secure follow-on orders from existing customers. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Revenue generated from follow-on orders accounted for approximately 89% and 94% of our revenue in the three months ended March 31, 2000 and 2001, respectively. Our future financial performance depends on successful initial installations of our system which in turn lead to follow-on orders. If our system does not meet the needs and expectations of customers who order our system, we may not be able to generate follow-on orders.

BECAUSE WE DEPEND ON A FEW CUSTOMERS FOR A MAJORITY OF OUR REVENUE, THE LOSS OF ONE OR MORE OF THEM COULD CAUSE A SIGNIFICANT DECREASE IN OUR REVENUE.

    We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank, Goldman, Sachs & Co. and UBS Warburg LLC and their affiliates. These customers collectively accounted for 75% of our revenue in the three months ended March 31, 2001. We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue.

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

    Future hardware and software platforms embodying new technologies and the emergence of new industry standards could render our system obsolete or noncompetitive. The market for our system is characterized by:

    o   rapid technological change;

    o   significant development costs;

    o   frequent new stand-alone introductions;

    o changes in the requirements of our customers and their communities of users; and

    o   evolving industry standards.

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

    Our strategy requires that our video-enabled communications network be highly scalable, or able to accommodate substantial increases in the number of individuals simultaneously using our system. We are only beginning to deploy large-scale implementations within organizations and none of these installations has been operating at any customer site for an extended period of time. If our system does not perform adequately when deployed on an increasingly larger scale, we may lose orders and our revenue may decrease.

DIFFICULTIES IN INSTALLING OUR PRODUCTS COULD HARM OUR REVENUE AND MARGINS.

    We recognize revenue upon the installation of our system in those cases where we are responsible for installation, which often entails working with sophisticated software and computing and communications systems. If we experience difficulties with installation or do not meet deadlines in a timely manner due to delays caused by our customers or ourselves, we could be required to devote more customer support, technical and other resources to a particular installation. If new or existing customers have difficulty installing our products or require significant amounts of our professional services support, our revenue recognition could be delayed, our costs could increase and our margins could suffer.

COMPETITION COULD REDUCE OUR MARKET SHARE AND DECREASE OUR REVENUE.

    Currently, our competition comes from many other kinds of companies, including communication equipment providers, integrated solution providers, broadcast video providers and stand-alone point solution providers. The market in which we operate is highly competitive and fragmented and we expect competition to increase significantly in the future. In addition, because our industry is new and characterized by rapid technological change, evolving user needs, developing industry standards and protocols and the frequent introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market.

    We may be required to reduce prices or increase spending in response to competition in order to retain or attract customers, pursue new market opportunities or invest in additional research and development efforts. As a result, our revenue, margins and market share may be harmed. We cannot assure you that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not harm our business, financial condition and results of operations.

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

    Our system may contain errors or defects, especially when new products are introduced or when new versions are released. Despite internal system testing, we have in the past discovered software errors in some of the versions of our system after their introduction. Errors in new systems or versions could be found after commencement of commercial shipments, and this could result in additional development costs, diversion of technical and other resources from our other development efforts or the loss of credibility with current or future customers. Any of these events could result in a loss of revenue or a delay in market acceptance of our system and could harm our reputation.

    In addition, we have warranted to some of our customers that our software is free of viruses. If a virus infects a customer's computer software, the customer could assert claims against us, which, regardless of their merits, could be costly to defend and could require us to pay damages and harm our reputation.

    Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and certain contract claims. Our license agreements also typically limit a customer's entire remedy to either a refund of the price paid or modification of our system to satisfy our warranty. However, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. Although we maintain product liability insurance coverage, we cannot assure you that such coverage will be adequate and a product liability, warranty or other claim could harm our business, financial condition and/or results of operations. Performance interruptions at a customer's site could negatively affect demand for our system or give rise to claims against us.

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

GENERAL ECONOMIC CONDITIONS MAY REDUCE OUR REVENUES AND HARM OUR BUSINESS.

    As our business has grown, we have become increasingly subject to adverse changes in general economic conditions, which can result in reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. Although these factors have not materially impacted us in recent years, if the current economic slowdown continues or worsens, these factors could adversely affect our business and results of operations.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

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

    We depend on outside contract manufacturers to produce components of our systems. Most of our compression and decompression product, or gateway, is currently supplied by a single source, Tandberg, Inc. In addition, we depend on various third party suppliers for the cameras, microphones, speakers and monitors that we install at desktops and in conference rooms as a part of each video communications network system. Our reliance on these third parties involves a number of risks, including:

    o the possible unavailability of critical services and components on a timely basis, on commercially reasonable terms or at all;

    o if the components necessary for our system were to become unavailable, the need to qualify new or alternative components for our use or reconfigure our system and manufacturing process could be lengthy and expensive;

    o the likelihood that, if particular components are not available, we would suffer an interruption in the manufacture and shipment of our systems until these components or alternatives become available;

    o reduced control by us over the quality and cost of our system and over our ability to respond to unanticipated changes and increases in customer orders; and

    o the possible unavailability of, or interruption in, access to some technologies.

If these manufacturers or suppliers cease to provide us with the assistance or the components necessary for the operation of our business, we may not be able to identify alternate sources in a timely fashion. Any transition to alternate manufacturers or suppliers would likely result in operational problems and increased expenses and could cause delays in the shipment of, or limit our ability to provide our products. In the case of the gateway component, we believe the delay could be several months or more. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms or at all. Any disruptions in product flow may limit our revenue, seriously harm our competitive position and result in additional costs or cancellation of orders by our customers.

OUR MARKET IS IN AN EARLY STAGE OF DEVELOPMENT, AND OUR SYSTEM MAY NOT BE
ADOPTED.

    Our ability to achieve profitability depends in large part on the widespread adoption by end users of networked video communications systems. If the market for our system fails to grow or grows more slowly than we anticipate, we may not be able to increase revenue or achieve profitability. The market for our system is relatively new and rapidly evolving. We will have to devote substantial resources to educating prospective customers about the uses and benefits of our system. Our efforts to educate potential customers may not result in our system achieving market acceptance. In addition, businesses that have invested substantial resources in video products may be reluctant or slow to adopt our system. Similarly, customers using existing information systems in which they have made significant investments may refuse to adopt our system if they perceive that our offerings will not complement their existing systems. Consequently, the conversion from dependence on traditional methods of communication to the extensive use of video networking may not occur as rapidly as we expect .

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

IF WE ARE UNABLE TO EXPAND OUR DIRECT SALES FORCE AND DISTRIBUTION CHANNELS, OUR BUSINESS WILL SUFFER.

    To increase our revenue, we must increase the size of our direct sales force and add indirect distribution channels, such as systems integrators or value-added resellers, or effect sales through our customers. Our inability to increase our direct sales force and to add indirect distribution channels may limit our future revenue growth and harm our future operating results. As of March 31, 2001, our sales force consisted of 16 professionals. We expect to substantially increase the size of our sales force over the next twelve months. However, there is intense competition for sales personnel in the communications marketplace and we cannot assure you that we will be successful in attracting, integrating, motivating and retaining new sales personnel. Furthermore, it can take several months before a new hire becomes a productive member of our sales force. The failure of new salespeople to develop the necessary skills in a timely manner could reduce our revenue growth.

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

    As of March 31, 2001, we had 105 employees, up from 80 employees as of March 31, 2000. We expect to hire a significant number of new employees in the future to support our business. If we are unable to manage our growth effectively, our business, financial condition and results of operations could be harmed.

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

    Other risks we may encounter in conducting international business activities generally could include the following:

    o   tariffs and other trade barriers;

    o   unexpected changes in foreign regulatory requirements and laws;

    o   economic and political instability;

    o   increased risk of infringement claims;

    o   restrictions on the repatriation of funds;

    o   potentially adverse tax consequences;

    o timing, cost and potential difficulty of adapting our system to the local language standards in those foreign countries that do not use the English alphabet;

    o   fluctuations in foreign currencies; and

    o   limitations in communications infrastructures in some foreign countries.

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

    The securities markets recently have experienced significant price and volume fluctuations and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. The market price of our common stock ranged from a low of $0.875 to a high of $14.00 during the period from August 17, 2000 to March 31, 2001. Investors may be unable to resell their shares of our common stock for a profit.

IF OUR SHARE PRICE IS VOLATILE, WE MAY BE THE TARGET OF SECURITIES LITIGATION, WHICH IS COSTLY AND TIME-CONSUMING TO DEFEND.

    In the past, following periods of market volatility in the price of a company's securities, security holders have often instituted class action litigation. Many technology companies have been subject to this type of litigation. If the market value of our common stock experiences adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management's attention could be diverted, causing our business, financial condition and operating results to suffer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk related to changes in interest rates. We do not use derivative financial instruments for speculative or trading purposes. We do not engage in any foreign currency hedging transactions and therefore, do not believe we are subject to any significant exchange rate risk. There has not been a material change in our exposure to interest rate and foreign currency risks since the date of our annual report on Form 10-K.

CASH AND CASH EQUIVALENTS

    Cash equivalents consist primarily of commercial paper and money market and municipal bond funds acquired with remaining maturity periods of twelve months or less and are stated at cost plus accrued interest that approximates market value. We would not expect our operating results or cash flow to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

    The following table provides information about the Company's investment portfolio. For investment securities, the table presents cash and cash equivalents and related weighted average interest rates by category.

                                                                                 WEIGHTED AVERAGE
                                                                    AMOUNTS       INTEREST RATE
                                                                --------------   ----------------
                                                                (IN THOUSANDS)
  Description
    Cash and Equivalents:
      Cash..................................................      $   3,188
      Commercial paper......................................         10,070           5.15%
      Other cash equivalents................................          7,940           5.42%
                                                                  ---------
      Fair Value at March 31, 2000..........................      $  21,198
                                                                  =========


PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        None

    (b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AVISTAR COMMUNICATIONS CORPORATION

                                      By:  /s/  Gerald J. Burnett
                                          -------------------------------------
                                          Gerald J. Burnett
                                          Chief Executive Officer, President and
                                          Chairman (Principal Executive Officer)

                                      By:  /s/  R. Stephen Heinrichs
                                          -------------------------------------
                                          Chief Financial Officer and Secretary
                                          (Principal Financial and Accounting
                                          Officer)