Form 10-Q
period 2001-06-30
AVISTAR COMMUNICATIONS CORP
filed 2001-08-07
CIK 1111632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number:

AVISTAR COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	88-0463156 (I.R.S. Employer Identification Number)

555 TWIN DOLPHIN DRIVE, SUITE 360, REDWOOD SHORES, CA 94065
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (650) 610-2900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]       No   [   ]

At June 30, 2001, 25,150,020 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND JUNE 30, 2001
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31,	JUNE 30,
	2000	2001

		(UNAUDITED)
ASSETS:

Current assets:

Cash and cash equivalents	$21,660	$14,630

Short-term investments	—	3,833

Accounts receivable, net of allowances for doubtful accounts of $312 and $261, respectively	3,712	2,002

Inventories, including inventory shipped to customer sites, not yet installed of $854 and $261, respectively	2,156	1,719

Prepaid expenses and other current assets	434	377

Total current assets	27,962	22,561

Property and equipment, net	83	392

Other assets	258	465

Total assets	$28,303	$23,418

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:

Accounts payable	$2,006	$1,819

Deferred revenue and deposits	2,126	1,280

Accrued liabilities and other	2,407	2,097

Total current liabilities	6,539	5,196

Stockholders’ equity:

Convertible preferred stock, $0.001 per share par value;

10,000,000 authorized at December 31, 2000 and June 30, 2001, no shares issued and outstanding at December 31, 2000 and June 30, 2001	—	—

Common stock, $0.001 par value; 250,000,000 shares authorized at December 31, 2000 and June 30, 2001, 26,266,990 and 26,316,145 shares issued at December 31, 2000 and June 30, 2001, respectively	26	26

Treasury common stock, 1,143,625 and 1,166,125 shares at December 31, 2000 and June 30, 2001, respectively	(1)	(1)

Additional paid-in-capital	80,145	80,058

Deferred stock compensation	(1,755)	(968)

Accumulated deficit	(56,651)	(60,893)

Total stockholders’ equity	21,764	18,222

Total liabilities and stockholders’ equity	$28,303	$23,418

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED COMBINED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND THE
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2001
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2000	2001	2000	2001

	(UNAUDITED)
Revenue:

Products	$3,891	$2,452	$7,081	$7,134

Services, maintenance and support	1,034	1,091	2,170	2,491

Total revenue	4,925	3,543	9,251	9,625

Cost of revenue:

Products	1,673	1,050	3,272	2,889

Services, maintenance and support	534	739	1,054	1,535

Total cost of revenue	2,207	1,789	4,326	4,424

Gross margin	2,718	1,754	4,925	5,201

Operating expenses:

Research and development	1,092	1,358	1,791	2,927

Sales and marketing	1,214	1,735	2,349	3,513

General and administrative	871	1,437	1,779	2,964

Amortization of deferred stock compensation, net	589	266	1,168	551

Total operating expenses	3,766	4,796	7,087	9,955

Loss from operations	(1,048)	(3,042)	(2,162)	(4,754)

Other income (expenses)

Interest expense	(398)	—	(725)	(2)

Interest income	52	211	114	486

Other, net	(5)	(5)	(5)	28

Total other income (expense), net	(351)	206	(616)	512

Net loss	$(1,399)	$(2,836)	$(2,778)	$(4,242)

Net loss per share — basic and diluted	$(4.63)	$(0.11)	$(12.40)	$(0.17)

Weighted Average shares used in calculating basic and diluted net loss per share	302	25,145	224	25,147

* Amortization of deferred stock compensation excluded from the following expenses:

Cost of revenue	$84	$38	$165	$80

Research and development	73	34	146	69

Sales and marketing	417	187	827	388

General and administrative	15	7	30	14

	$589	$266	$1,168	$551

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED COMBINED STATEMENT OF CASH FLOWS FOR THE
SIX MONTHS ENDED JUNE 30, 2000 AND CONDENSED CONSOLIDATED STATEMENT OF
CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2001
(IN THOUSANDS)

	SIX MONTHS ENDED

	JUNE 30,	JUNE 30,
	2000	2001

	(UNAUDITED)
Cash Flows from Operating Activities:

Net loss	$(2,778)	$(4,242)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation	83	68

Stock compensation expense, net	1,168	581

Provision for doubtful accounts	—	23

Changes in current assets and liabilities:

Accounts receivable	(586)	1,687

Inventories	(798)	437

Prepaid expenses and other current assets	(826)	57

Other assets	8	(207)

Accounts payable	926	(187)

Deferred revenue and deposits	2,114	(846)

Accrued liabilities and other	1,150	(310)

Net cash provided by (used in) operating activities	461	(2,939)

Cash Flows from Investing Activities:

Purchase of short-term investments	—	(3,833)

Purchase of property and equipment	—	(377)

Net cash used in investing activities	—	(4,210)

Cash Flows from Financing Activities:

Net borrowings under line of credit	550	—

Proceeds from issuance of common stock	42	153

Repurchases of common stock	—	(34)

Net cash provided by financing activities	592	119

Net increase (decrease) in cash and cash equivalents	1,053	(7,030)

Cash and cash equivalents, beginning of period	6,232	21,660

Cash and cash equivalents, end of period	$7,285	$14,630

Supplemental Cash Flow Information:

Cash paid for interest	$16	$—

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Business, Basis of Presentation, Use of Estimates, and Risks and Uncertainties

Business

     Avistar Communications Corporation (“Avistar” or the “Company”) provides networked video communications software and hardware products and services. Avistar’s products include applications for interactive video calling, content creation and publishing, broadcast video and video-on-demand, as well as data sharing, directory services and network management. Avistar designs, markets, sells, manufactures and/or assembles and installs and supports its products. Avistar’s real-time and non-real-time products are based upon its architecture and Video Operating System™ platform, which facilitate distribution over local and wide area networks using telephony or internet services as appropriate. In addition, Avistar develops, prosecutes, maintains and supports intellectual property used in the Company’s products. Avistar’s services include consulting, implementation, training, maintenance and support.

Basis of Presentation

     The unaudited balance sheet as of June 30, 2001 presents the consolidated financial position of Avistar and its two wholly-owned subsidiaries, Avistar Systems Corporation (ASC) and Collaboration Properties, Inc. (CPI) (see Note 7). The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

     The functional currency of ASC’s UK subsidiary is the U.S. dollar. Accordingly, all gains and losses resulting from transactions denominated in currencies other than the U.S. dollar are included in the statements of operations. All amounts included herein are unaudited unless otherwise specified.

Use Of Estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Risks and Uncertainties

     The markets for the Company’s products and services have only recently begun to develop. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $61 million as of June 30, 2001. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the current challenging economic environment, the use of differing distribution channels, and the timing of the new product announcements by the Company or its competitors.

2.  Summary of Significant Accounting Policies

Unaudited Interim Financial Information

     In the opinion of management, the unaudited financial statements furnished in this report reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods covered and of the Company’s financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2000 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

Cash and Cash Equivalents and Short Term Investments

     The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents at December 31, 2000 and June 30, 2001 consisted of money market funds and short-term securities.

     The Company classifies its short-term investments as available for sale with unrealized gains or losses reported as a separate component of stockholders’ equity. At June 30, 2001, the Company’s investments approximated fair value, and, as such, unrealized holding gains and losses were insignificant. The fair value of the Company’s investments was determined based on quoted market prices at the reporting date for those instruments.

Significant Concentrations

     A relatively small number of customers accounted for a significant percentage of the Company’s net sales. Sales to these customers as a percentage of sales were as follows for the three months and six months ended June 30, 2000 and 2001:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2000	2001	2000	2001

	(UNAUDITED)
Customer A	15%	31%	24%	33%

Customer B	22%	21%	20%	26%

Customer C	19%	*	18%	*

Customer D	18%	*	12%	*

Customer E	*	12%	*	*

*	Less than 10%

     Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position and/or results of operations.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from U.S. and foreign entities. As of December 31, 2000, approximately 80 % of accounts receivable was concentrated with four customers. As of June 30, 2001, approximately 73 % of accounts receivable was concentrated with three customers.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market and comprised the following (in thousands):

	DECEMBER 31,	JUNE 30,
	2000	2001

		(UNAUDITED)
Raw materials	$216	$174

Work-in-progress	88	162

Finished goods	998	1,122

Inventory shipped to customer sites, not yet installed	854	261

	$2,156	$1,719

     Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of December 31, 2000 and June 30, 2001, the Company had billed approximately $2.4 million and $700,000 to their customers related to these shipments, but had fully reserved the receivable, and had not recognized the revenue as the installations had not been completed.

Research and Development

     Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards (“SFAS”) No. 86 (“SFAS 86”), “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of a working model and the point at which the product is ready for general release have been insignificant. Through June 30, 2001, all research and development costs have been expensed.

Patent Costs

     Due to uncertainties about the estimated future economic benefits and lives of the Company’s patents and patent applications, all related outside patent costs have been expensed as incurred, and the Company plans to continue with this policy in the future. Outside patent costs were approximately $178,000 and $224,000 for the six months ended June 30, 2000 and 2001, respectively, and were reflected in general and administrative expenses in the accompanying statements of operations.

Revenue Recognition and Deferred Revenue

     The Company recognizes revenue pursuant to the Statement of Position (“SOP”) SOP 97-2, “Software Revenue Recognition” (SOP 97-2), SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” (SOP 98-9) and Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”. Accordingly, the Company recognizes revenues from product sales when all of the following conditions are met: the product has been shipped, an arrangement exists with the customer at a fixed price and the Company has the right to invoice the customer, collection of the receivable is probable and the Company has fulfilled all of its material contractual obligations to the customer.

     The price charged for maintenance is stipulated in the contract and is based on a percentage of product revenue. Customers have the option to initially acquire and subsequently renew the maintenance in subsequent periods at the rate established in the original agreement. Training services are offered independently from the purchase of products or maintenance.

     When the Company provides installation services, the Company recognizes product and installation revenues upon completion of installation and customer acceptance. When the customer or a third party provides installation services, the Company recognizes product revenue upon shipment. Product sales are invoiced upon shipment, subject to specific payment terms. Installation and training services are payable upon provision of services, subject to specific payment terms. If payments for systems are received in advance of the completion of installation, such amounts are recorded as deferred revenue in the accompanying balance sheets until installation has occurred and the customer has accepted the product. Revenue from the provision of services, including training, is recognized as the work is performed. Revenue from maintenance is offered based on a percentage of product sales and is recognized pro-rata over the maintenance term, which is typically one year in length. Payments for services and maintenance made in advance of the provision of services and maintenance are recorded as deferred revenue.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (“SFAS 141”), “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company believes that the adoption of this Statement will not have a material impact on the financial position or the results of operations of the Company.

     In July 2001, the FASB also issued SFAS No. 142, (“SFAS 142”), “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets”. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. SFAS 142 is effective for 2002. The Company believes that the adoption of this Statement will not have a material impact on the financial position or the results of operations of the Company.

3.  Related Party Transactions

     Certain directors with controlling interests in the Company are also the majority owners of two entities that conducted business with the Company, Vicor, Inc. (“Vicor”) and Western Data Systems of Nevada, Inc. (“WDS”). Descriptions of certain transactions between the Company and these entities follow.

Support Services

     Prior to January 1, 2001, the Company maintained a support center to handle first level support calls for WDS. The support center also handled calls for the Company. Pursuant to an agreement between the Company and WDS dated July 1, 1996, the Company charged WDS for its share of support center costs. For the six months ended June 30, 2000, the Company received fees of approximately $100,000 under the agreement. The subsequent reimbursement from WDS was recorded as a reduction in the costs incurred for the support center. This agreement was terminated in December 2000. The Company did not receive any fees from WDS for the six months ended June 30, 2001.

Lease

     The Company began subleasing office space to Vicor in September 1999. The Company received approximately $68,000 and $34,000 during the six months ended June 30, 2000 and 2001, respectively, from Vicor pursuant to the sublease agreement. As of March 31, 2001, the Company is no longer subleasing office space to Vicor.

Revenue From a Related Party

     UBS Warburg LLC, which is an affiliate of UBS (an approximate 5% stockholder during 2000), is also a customer of the Company. Revenue from UBS Warburg LLC and its affiliates represented approximately 20% of total revenue for the six months ended June 30, 2000. Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. Since December 31, 2000, the Company does not have any information to suggest that UBS Warburg holds 5% or more of outstanding shares of common stock of the Company.

4.  Stock Repurchase Plan

     On March 22, 2001 the Company announced that its Board authorized the repurchase of up to $2.0 million of its common stock in the open market. During the six months ended June 30, 2001, the Company repurchased 22,500 shares at an aggregate cost of approximately $34,000.

5.  Net Loss Per Share

     Basic and diluted net loss per share of common stock are presented in conformity with SFAS No. 128 (“SFAS 128”), “Earnings Per Share,” for all periods presented. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to an initial public offering must be included in the calculation of basic and diluted net loss per share as if such stock had been outstanding for the period ended June 30, 2000. To date, the Company has had no issuances or grants for nominal consideration.

     In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the six months ended June 30, 2000 and 2001 because all such securities are antidilutive. Accordingly, diluted net loss per share approximates basic net loss per share for all periods presented.

6.  Segment Reporting

     Disclosure of segments is presented in accordance with SFAS No. 131 (“SFAS 131”), “Disclosures About Segments of an Enterprise and Related Information.” SFAS 131 was adopted by the Company in January 1998. SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates in two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (ASC) and (2) the development, prosecution, maintenance and support of the intellectual property used in the Company’s products (CPI). The parent company (ACC) engages in the corporate functions and provides financing and services to the subsidiaries.. The Company’s chief decision maker monitors the Company’s operations based upon the information reflected in the following table:

	ASC	CPI	ACC	Total

	(In thousands)
Six Months Ended June 30, 2001

Revenue	$9,625	$—	$—	$9,625

Gross margin	5,201	—	—	5,201

Depreciation expense	(62)	(6)	—	(68)

Total operating expenses	(7,415)	(566)	(1,974)	(9,955)

Interest income	—	—	486	486

Interest expense	(2)	—	—	(2)

Net loss	(2,829)	(550)	(863)	(4,242)

Assets	6,811	34	16,573	23,418

Six Months Ended June 30, 2000

Revenue	$9,251	$—	$—	$9,251

Gross margin	4,925	—	—	4,925

Depreciation expense	(75)	(8)	—	(83)

Total operating expenses	(5,093)	(683)	(1,311)	(7,087)

Interest income	90	24	—	114

Interest expense	(366)	(132)	(227)	(725)

Net loss	(695)	(545)	(1,538)	(2,778)

Assets	11,347	726	1,622	13,695

     International revenue, which consists of domestic sales to customers with operations principally in Western Europe, and more specifically, a significant concentration in the United Kingdom, comprised 37%, and 46% of total revenue for the six months ended June 30, 2000, and 2001, respectively. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

7.  Subsequent Events

     In July of 2001, the Boards of Directors of Avistar Communications Corporation (“ACC”) and Avistar Systems Corporation (“ASC”) approved the merger of ASC, the wholly owned subsidiary of ACC, with and into ACC. The merger was completed in July 2001.

     In July of 2001, a reduction of approximately 17% of the overall staffing level at June 30, 2001 was completed. The costs associated with this restructuring were not material.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Interim Financial Statements and the Notes thereto included elsewhere herein, and the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

     Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors”. These factors may cause our actual results to differ materially from any forward looking statement.

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

Overview

     We operate through two segments:

•	Avistar Systems Corporation, our wholly owned subsidiary, engages in the design, development, manufacturing, sale and marketing of networked video communications products, and associated support services; and

•	Collaboration Properties, Inc., our wholly owned subsidiary, engages in the development, prosecution, maintenance, support and licensing of the intellectual property used in our system.

On July 17, 2001, Avistar Systems Corporation merged with and into Avistar Communications Corporation.

Revenue

     We derive product revenue principally from the sale and licensing of our video-enabled networked communications system consisting of a suite of Avistar-designed software and hardware products, including third party components. In addition, we derive revenue from fees for installation, maintenance, support and training services. As a percentage of total revenue, product revenue was 77% in the six months ended June 30, 2000 and 74% in the six months ended June 30, 2001.

     Revenue from customers outside the United States accounted for 37% of our revenue in the six months ended June 30, 2000 and 46% of our revenue in the six months ended June 30, 2001. To date, a significant portion of our revenue resulted from sales to a limited number of customers. In the six months ended June 30, 2000, we recorded revenue of approximately $6.9 million, or 74% of total revenue, from our four largest customers and their affiliates. In the six months ended June 30, 2001, we recorded revenue of approximately $5.7 million, or 59% of total revenue, from our two largest customers and their affiliates. We anticipate that our revenue and, therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers. As a result, the loss or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

Cost of Revenue

     Our cost of revenue consists primarily of the cost of software and hardware, including compensation and third party components, the cost of compensation for installation, maintenance, support and training personnel and other costs related to facilities and office equipment for professional services, technical support and training personnel. We recognize product costs as revenue is recorded, and costs of installation, maintenance, support and training services as we incur those expenses.

Operating Expenses

     We generally recognize our operating expenses as we incur them in three operational categories: research and development, sales and marketing and general and administrative. Our operating expenses also include amortization of our deferred stock compensation charges related to stock options. These charges are amortized over the vesting period of the options, generally four years. Our research and development expenses consist primarily of compensation expenses for our personnel, patent and licensing costs and, to a minor extent, independent contractors. We expense all patent and licensing costs. Our sales and marketing expenses consist primarily of compensation, commissions and travel expenses, along with other marketing expenses. Our general and administrative expenses consist primarily of compensation for our administrative, financial, and contractual personnel, and a number of non-allocable costs, including professional fees, legal fees, accounting fees and provision for doubtful accounts.

     We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities, based upon the number of employees assigned to each of these areas. These allocated charges include facilities rent, utilities, and depreciation/amortization expense for property and equipment.

     The non-cash deferred stock compensation charge relates to stock options, and represents the difference between the exercise price of options granted to acquire our shares of common stock during the period, and the deemed fair value for financial reporting purposes of our shares of common stock on the measurement date, which is the same as the date of grant of those options. Based on the outstanding options at December 31, 2000, we anticipate recording charges of approximately $1.0 million in 2001, $500,000 in 2002 and $100,000 in 2003 to record the remainder of the costs associated with these grants.

Interest Income and Expenses

     We generate interest income by investing our cash balances. At June 30, 2001, we had no short-term or long-term debt.

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

Results of Operations

     The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	PERCENTAGE OF TOTAL REVENUE

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2000	2001	2000	2001

Revenue:

Product	79.0%	69.2%	76.5%	74.1%

Services, maintenance and support	21.0	30.8	23.5	25.9

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:

Product	34.0	29.6	35.4	30.0

Services, maintenance and support	10.8	20.9	11.4	16.0

Total cost of revenue	44.8	50.5	46.8	46.0

Gross margin	55.2	49.5	53.2	54.0

Operating expenses:

Research and development	22.2	38.3	19.4	30.4

Sales and marketing	24.6	49.0	25.4	36.5

General and administrative	17.7	40.6	19.2	30.8

Amortization of deferred stock compensation	12.0	7.5	12.6	5.7

Total operating expenses	76.5	135.4	76.6	103.4

Loss from operations	(21.3)	(85.9)	(23.4)	(49.4)

Other (expense) income:

Interest expense	(8.1)	(0.0)	(7.8)	(0.0)

Interest income	1.1	6.0	1.2	5.0

Other	(0.1)	(0.1)	(0.1)	0.3

Total other (expense) income	(7.1)	5.9	(6.7)	5.3

Net loss	(28.4)%	(80.0)%	(30.1)%	(44.1)%

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001

Revenue

     Total revenue decreased by 28% from $4.9 million for the quarter ended June 30, 2000 to $3.5 million for the quarter ended June 30, 2001, and increased by 4% from $9.3 million for the six months ended June 30, 2000 to $9.6 million for the six months ended June 30, 2001. The decrease during the quarter ended June 30, 2001 relative to the prior year was due primarily to lower product sales. Those lower product sales were due predominantly to delayed procurement decisions in our customers’ organizations. The modest increase in revenue for the six-month period ended June 30, 2001 relative to the prior year, reflected increases in both product and service revenues. For the six months ended June 30, 2001, revenue from two customers accounted for 59% of total revenues. The comparable concentration figure for the same period in 2000 was 74% for the top three customers. The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a material adverse impact on our financial condition or operating results.

Cost of Revenue

     The cost of revenue declined by 19% from $2.2 million for the quarter ended June 30, 2000 to $1.8 million for the quarter ended June 30, 2001, and increased by 2% from $4.3 million for the six months ended June 30, 2000 to $4.4 million for the six months ended June 30, 2001. Cost of revenue decreased during the quarter ended June 30, 2001 relative to the prior year due to a reduction in product revenue, but was partially offset by increased support staffing costs. The slight increase for the six-month period ended June 30, 2001 relative to the prior year reflected increased support staffing.

Gross Margin

     The gross margin as a percentage of revenue decreased from 55% for the quarter ended June 30, 2000 to 50% for the quarter ended June 30, 2001, and increased slightly from 53% for the six months ended June 30, 2000 to 54% for the six months ended June 30,

2001. The decrease in the quarter ended June 30, 2001 relative to the prior year was primarily due to a higher percentage of service revenue, which generally carries a lower margin than product revenue, as well as the lower overall revenue base, which provided more limited coverage of the fixed components of the cost of sales.

Operating expenses

     Research and development. Research and development expenses increased by 24% from $1.1 million in the quarter ended June 30, 2000 to $1.4 million for the quarter ended June 30, 2001, and by 63% from $1.8 million for the six months ended June 30, 2000 to $2.9 million for the six months ended June 30, 2001. The increases in the three and six month periods ended June 30, 2001 relative to the prior year were due to the addition of personnel and personnel related expenses, and increased prototype and development expenses, reflecting increased costs for new product development and enhancements to existing products.

     Sales and marketing. Sales and marketing expenses increased by 43% from $1.2 million in the quarter ended June 30, 2000 to $1.7 million in the quarter ended June 30, 2001, and by 50% from $2.3 million for the six months ended June 30, 2000 to $3.5 million for the six months ended June 30, 2001. The increases in the three and six month periods ended June 30, 2001 relative to the prior year were due to increased personnel and personnel related costs due to the hiring of additional sales and marketing staff, and higher marketing program costs.

     General and administrative. General and administrative expenses increased by 65% from $871,000 in the quarter ended June 30, 2000 to $1.4 million for the second quarter ended June 30, 2001, and by 67% from $1.8 million in the six months ended June 30, 2000 to $3.0 million for the six months ended June 30, 2001. The increases in the three and six month periods ended June 30, 2001 relative to the prior year were a result of hiring additional personnel, increased outside professional services expenses and other expenses required to support an increased scale of operations, and the costs of being a public company.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation was $589,000 in the quarter ended June 30, 2000 and decreased by 55% to $266,000 in the quarter ended June 30, 2001. Amortization of deferred stock compensation decreased by 53% from $1.2 million in the six months ended June 30, 2000 to $551,000 in the six months ended June 30, 2001. The decreases in the three and six month periods ended June 30, 2001 relative to the same periods in 2000 were due to the completion of amortization on a number of large, historic option grants during the second half of 2000.

Other expenses, net. Other expenses, net changed from an expense of $351,000 in the quarter ended June 30, 2000 to income of $206,000 in the quarter ended June 30, 2001. The change from the quarter ended June 30, 2000 to the quarter ended June 30, 2001 was due to lower interest expenses due to the retirement of debt, and higher interest income due to an increased balance of cash, cash equivalents, and short term investments resulting from our initial public offering in August 2000. Other expenses, net changed from an expense of $616,000 for the six months ended June 30, 2000 to income of $512,000 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash and cash equivalents and short-term investments of $21.7 million as of December 31, 2000 and $18.5 million as of June 30, 2001. There were net cash inflows of $1.1 million for the six months ended June 30, 2000 and net cash outflows of $3.2 million for the six months ending June 30, 2001. For the six months ended June 30, 2001, the net cash outflow of $3.2 million resulted primarily from the net cash used in operations of $3.0 million. The net cash used in operations of $3.0 million included a net loss of $4.2 million and a decrease in deferred revenues and deposits of $846,000, partially offset by a decrease in accounts receivable of $1.8 million.

     Expenditures for property and equipment for the six months ended June 30, 2001 amounted to $377,000. At June 30, 2001, we did not have any material commitments for future capital expenditures.

     We had no outstanding borrowings at June 30, 2001 from our previous line of credit. We incurred $82,000 of interest expense on this line of credit for the six months ended June 30, 2000 at an average interest rate of 10%. This line of credit was retired using the proceeds from a portion of a $4.0 million one-year line of credit with another financial institution in June 2000. This replacement line was subsequently retired in December 2000, and no interest expense has been incurred during the six months ended June 30, 2001.

     We intend to continue to invest heavily in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our expansion of product development efforts and the success of these development efforts, the costs and timing of our expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of revenue, available borrowings under line of credit arrangements and other factors.

     We believe that our existing cash and cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. If our available cash and cash equivalents and short-term investments are not sufficient to meet our working capital and capital expenditure requirements for the next twelve months, then we may be forced to engage in equity financing that could dilute the per share value of our common stock; and / or debt financing on terms that could restrict our ability to make capital expenditures or incur additional indebtedness, which could impede our ability to achieve our business plan. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our technologies or products.

     Additionally, we may need to raise additional funds to fund expansion, including increases in personnel, to develop new systems, to enhance our existing system, or to respond to competitive pressures. We cannot assure you that alternative or additional financing will be available to us on favorable terms, or at all, or that any such financing will not dilute your ownership interest in our company.

     Recently, economic growth in the United States has slowed to the point where industries are delaying or reducing technology purchases. If our customers delay ordering our products, we will fall short of our revenue expectations for any given quarter in 2001 or for the entire year and beyond. These conditions have negatively affected our business in the first six months of 2001 and will in the future if these conditions persist. The outlook for the video communications industry is uncertain and it is very difficult to predict how long the current slowdown will last or whether we will be materially adversely affected by such slowdown. Slower growth among our end-user customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all could have a material adverse effect on our capital resources, financial condition and results of operations.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (“SFAS 141”), “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company believes that the adoption of this Statement will not have a material impact on the financial position or the results of operations of the Company.

     In July 2001, the FASB also issued SFAS No. 142, (“SFAS 142”), “Goodwill and Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets”. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date. SFAS 142 is effective for 2002. The Company believes that the adoption of this Statement will not have a material impact on the financial position or the results of operations of the Company.

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

     In addition, as an early stage company in an industry with rapidly changing technology, we face numerous risks and uncertainties associated with our need to grow and develop, as discussed in more detail below. If we are unsuccessful in addressing these risks, sales of our system and services, as well as our ability to maintain or increase our customer base, will be substantially diminished.

We have incurred substantial losses in the past and may not be profitable in the future.

     We incurred net losses of $4.2 million for the six months ended June 30, 2001, $4.7 million for 2000 and $6.4 million in 1999. Our accumulated deficit as of June 30, 2001 was $61 million. Our revenue may not increase, or even remain at its current level. In addition, we expect our operating expenses may increase significantly as we develop and expand our business in the future. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers. If our expenses increase more rapidly than our revenue, we may never become profitable. Furthermore, we will recognize additional charges relating to non-cash compensation in connection with options that we granted in 1999 and 2000. These additional charges, although declining, will further decrease our ability to become profitable.

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

     As our business has grown, we have become increasingly subject to adverse changes in general economic conditions, which can result in reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. Economic growth in the United States has slowed to the point where industries are delaying or reducing technology purchases. More specifically, the communications industry has suffered a sharp decline in orders and revenue. Many communications manufacturers and vendors have announced earnings shortfalls and employee layoffs. Overall, customer spending is getting tighter and spending decisions are being more carefully scrutinized. The outlook for the video communications industry is uncertain and it is very difficult to predict how long the current slowdown will last or whether we will be materially adversely affected by such slowdown. Slower growth among our end-user customers, tightening of customers’ operating budgets, continued consolidation among customers and other general economic factors all could have a material adverse effect on our business, financial condition and results of operations.

     If our customers delay ordering our products, we will fall short of our revenue expectations for any given quarter in 2001 or for the entire year and beyond. These conditions have negatively affected our business in the first six months of 2001 and will in the future if these conditions persist. For example, we experienced a decline in revenue growth rate in the six months ended June 30, 2001 and an absolute decline in revenues in the three months ended June 30, 2001 relative to the same periods of 2000.

Our lengthy sales cycle to acquire new customers or large follow-on orders may cause our quarterly operating results to vary significantly and make it more difficult to forecast our revenue.

     We have generally experienced a product sales cycle of four to nine months for new customers or large follow-on orders due to the time needed to educate potential customers about the uses and benefits of our system, and the significant investment decisions that our prospective customers must make when they decide to buy our system. Many of our prospective customers have neither budgeted expenses for networked video communications systems nor personnel specifically dedicated to the procurement, installation or support of these systems. As a result, our customers spend a substantial amount of time before purchasing our system performing internal reviews and obtaining capital expenditure approvals. Current economic conditions have contributed to additional deliberation, and consequent delay in the sales cycle.

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

     Our customers typically place limited initial orders for our networked video communications system, which allows them to evaluate its usefulness and value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Revenue generated from follow-on orders accounted for approximately 86% and 88% of our revenue in the six months ended June 30, 2000 and 2001, respectively. Current economic conditions have led to decreases in our clients’ capital spending, and we have experienced a decrease in the size of follow-on orders. Our future financial performance depends on successful initial installations of our system, which in turn lead to follow-on orders. If our system does not meet the needs and expectations of customers who order our system, we may not be able to generate follow-on orders, or they may be of smaller magnitude.

Because we depend on a few customers for a majority of our revenue, the loss of one or more of them could cause a significant decrease in our revenue.

     We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank and UBS Warburg LLC and their affiliates. These customers collectively accounted for 59% of our revenue in the six months ended June 30, 2001. We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue.

     The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could cause our revenue and, therefore, any profits we may make to decline, or our losses to increase. Because we currently depend on a limited number of customers with lengthy budgeting cycles and unpredictable buying patterns, our revenue from quarter to quarter may be volatile. Adverse changes in our revenue or operating results as a result of these budgeting cycles, or any other reduction in capital expenditures by our large customers, could substantially reduce the trading price of our common stock.

We may not be able to modify our products in a timely and cost effective manner to respond to technological change, or to shifts away from the Microsoft operating system.

     Future hardware and software platforms embodying new technologies and the emergence of new industry standards could render our system non-competitive or even obsolete. The market for our system is characterized by:

•	rapid technological change;

•	significant development costs;

•	frequent new stand-alone introductions;

•	changes in the requirements of our customers and their communities of users; and

•	evolving industry standards.

     Our system is designed to work with a variety of hardware and software configurations and data networking infrastructures used by our customers. The majority of these customer networks rely on Microsoft Windows NT servers. However, our software may not operate correctly on other hardware and software platforms and programming languages, database environments and systems that our customers use. Also, we must constantly modify and improve our system to keep pace with changes made to our customers’ platforms, data networking infrastructures and their evolving ability to transport video and other applications. This may result in uncertainty relating to the timing and nature of our new release announcements, introductions or modifications, which in turn may cause confusion in the market, with a potentially harmful effect on our business. If we fail to promptly modify or improve our system in response to evolving industry standards or customers’ demands, our system could become obsolete, which would harm our financial condition and reputation.

If our networked video communications system cannot be deployed effectively on a large scale to many users across an enterprise, we may lose orders and suffer decreased revenue.

     Our strategy requires that our video-enabled communications network be highly scalable, or able to accommodate substantial increases in the number of individuals simultaneously using our system. We are only beginning to deploy large-scale implementations within organizations, and none of these installations has yet been operating at any customer site for an extended period of time. If our system does not perform adequately when deployed on an increasingly larger scale, we may lose orders and our revenue may decrease.

Difficulties in installing our products could harm our revenue and margins.

     We recognize revenue upon the installation of our system in those cases where we are responsible for installation, which often entails working with sophisticated software and computing and communications systems. If we experience difficulties with installation, or do not meet deadlines due to delays caused by our customers or ourselves, we could be required to devote more customer support, technical and other resources to a particular installation. If new or existing customers have difficulty installing our products or require significant amounts of our professional services support, our revenue recognition could be delayed, our costs could increase, and our margins could suffer.

Competition could reduce our market share and decrease our revenue.

     Currently, our competition comes from many other kinds of companies, including communication equipment providers, integrated solution providers, broadcast video providers and stand-alone point solution providers. The market in which we operate is highly competitive and fragmented, and we expect competition to increase significantly in the future. In addition, because our industry is new and one which is characterized by rapid technological change, evolving user needs, developing industry standards and protocols, and the frequent introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market.

     We may be required to reduce prices or increase spending in response to competition in order to retain or attract customers, pursue new market opportunities, or invest in additional research and development efforts. As a result, our revenue, margins and market share may be harmed. We cannot assure you that we will be able to compete successfully against current and future competitors, or that competitive pressures faced by us will not harm our business, financial condition and results of operations.

Infringement of our proprietary rights could affect our competitive position, harm our reputation or cost us money.

     We regard our system as open but proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as licensing, non-disclosure and other agreements with our consultants, suppliers, customers and employees. However, these laws and agreements provide only limited protection of our proprietary rights. In addition, we may not have signed agreements in every case, and the contractual provisions that are in place and the protection they produce may not provide us with adequate protection in all circumstances. Although we hold patents and have filed patent applications covering some of the inventions embodied in our systems, our means of protecting our proprietary rights may not be adequate. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization and without our detection. A third party may also develop similar technology independently, without infringing our patents and copyrights. In addition, the laws of some countries in which we sell our system may not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our system could harm our business, financial condition or results of operations.

Infringement claims could require us to expend significant financial and managerial resources.

     A third party could claim that our technology infringes upon its proprietary rights. As the number of software systems in our target market increases and the functionality of these systems overlap, we believe that the number of infringement suits filed by software developers will increase. Although we have no knowledge that our system infringes the proprietary rights of any third parties, we could nevertheless be sued in the future for infringement. Claims of infringement against us, if successful, could harm us. Defending against any infringement claims, even those that are not meritorious, could result in the expenditure of significant financial and managerial resources. In addition, if we are found liable for infringement, we may have to pay damages or royalties to a third party and may not be able to continue offering that portion of our system that is found to be infringing. Redesigning our system components to avoid any alleged or actual infringement could result in the expenditure of significant financial and managerial resources and diminish the value of our system, which could harm our business, financial condition or results of operations.

Our system could have defects for which we could be held liable for, and which could result in lost revenue, increased costs, loss of our credibility or delay in the further acceptance of our system in the market.

     Our system may contain errors or defects, especially when new products are introduced, or when new versions are released. Despite internal system testing, we have in the past discovered software errors in some of the versions of our system after their introduction. Errors in new systems or versions could be found after commencement of commercial shipments, and this could result in additional development costs, diversion of technical and other resources from our other development efforts, or the loss of credibility with current or future customers. Any of these events could result in a loss of revenue or a delay in market acceptance of our system, and could harm our reputation.

     In addition, we have warranted to some of our customers that our software is free of viruses. If a virus infects a customer’s computer software, the customer could assert claims against us, which, regardless of their merits, could be costly to defend and could require us to pay damages and potentially harm our reputation.

     Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and certain contract claims. Our license agreements also typically limit a customer’s entire remedy to either a refund of the price paid or modification of our system to satisfy our warranty. However, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. Although we maintain product liability insurance coverage, we cannot assure you that such coverage will be adequate. A product liability, warranty or other claim could harm our business, financial condition and/or results of operations. Performance interruptions at a customer’s site could negatively affect demand for our system, or give rise to claims against us.

     The third party software we license with our system may also contain errors or defects for which we do not maintain insurance. Typically, our license agreements transfer any warranty from the third party to our customers to the extent permitted. Product liability, warranty or other claims brought against us with respect to such warranties could, regardless of their merits, harm our business, financial condition or results of operations.

We rely on a continuous power supply to conduct our operations, and California’s current energy crisis could disrupt our operations and increase our expenses.

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

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California state government has caused power prices to increase. If wholesale prices continue to increase, our operating expenses will likely increase, as our primary North American facility is located in California. Some of our component suppliers are also located in California. While our orders from our suppliers have not been affected by power failure to date, the continuance of blackouts may affect our suppliers’ ability to manufacture our products and meet scheduled delivery needs.

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

     We depend on outside contract manufacturers to produce components of our systems. Most of our compression and decompression product, or gateway, is currently supplied by a single source, Tandberg, Inc. In addition, we depend on various third party suppliers for the cameras, microphones, speakers and monitors that we install at desktops and in conference rooms as a part of each video communications network system. Our reliance on these third parties involves a number of risks, including:

•	the possible unavailability of critical services and components on a timely basis, on commercially reasonable terms, or at all;

•	if the components necessary for our system were to become unavailable, the need to qualify new or alternative components for our use or reconfigure our system and manufacturing process could be lengthy and expensive;

•	the likelihood that, if particular components were not available, we would suffer an interruption in the manufacture and shipment of our systems until these components or alternatives become available;

•	reduced control by us over the quality and cost of our system and over our ability to respond to unanticipated changes and increases in customer orders; and

•	the possible unavailability of, or interruption in, access to some technologies.

If these manufacturers or suppliers cease to provide us with the assistance or the components necessary for the operation of our business, we may not be able to identify alternate sources in a timely fashion. Any transition to alternate manufacturers or suppliers would likely result in operational problems and increased expenses, and could cause delays in the shipment of, or otherwise limit our ability to provide our products. In the case of the gateway component, we believe a delay could be several months or more. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms or at all. Any disruption in product flow may limit our revenue, seriously harm our competitive position, or result in additional costs, or cancellation of orders by our customers.

Our market is in an early stage of development, and our system may not be adopted.

     Our ability to achieve profitability depends in large part on the widespread adoption by end users of networked video communications systems. If the market for our system fails to grow or grows more slowly than we anticipate, we may not be able to increase revenue or achieve profitability. The market for our system is relatively new and rapidly evolving. We will have to devote substantial resources to educating prospective customers about the uses and benefits of our system. Our efforts to educate potential customers may not result in our system achieving market acceptance. In addition, businesses that have invested substantial resources in video products may be reluctant or slow to adopt our system. Similarly, customers using existing information systems in which they have made significant investments may refuse to adopt our system if they perceive that our offerings will not complement their existing systems. Consequently, the conversion from dependence on traditional methods of communication to the extensive use of video networking may not occur as rapidly as we wish.

If we do not maintain and improve our current networked video communications system and develop new systems, applications and features, our future business prospects may suffer.

     We believe that our future business prospects depend in large part on our ability to maintain and improve our current system, and to develop new systems, applications and features on a timely basis. Our system will have to achieve additional market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in our system, major new releases, applications and system features require long development and testing periods. We may not be successful in developing and marketing, on a timely and cost effective basis, new releases, applications or features that respond to technological change, evolving industry standards and protocols or customer requirements. Significant delays or problems in the installation or implementation of new releases of our system could harm our business, financial condition and results of operations.

If we are unable to expand our direct sales force and distribution channels, our business will suffer.

     To increase our revenue, we must increase the size of our direct sales force and add indirect distribution channels, such as systems integrators or value-added resellers, or effect sales through our customers. An inability to increase our direct sales force and to add indirect distribution channels may limit our future revenue growth and harm our future operating results. As of June 30, 2001, our sales force consisted of 17 professionals. We expect to increase the size of our sales force over the next twelve months. However, there is intense competition for sales personnel in the communications marketplace and we cannot assure you that we will be successful in attracting, integrating, motivating and retaining new sales personnel. Furthermore, it can take several months before a new hire becomes a productive member of our sales force. The failure of new salespeople to develop the necessary skills in a timely manner could reduce our revenue growth.

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

     As of June 30, 2001, we had 102 employees, up from 84 employees as of June 30, 2000. We expect to hire a significant number of new employees in the future to support our business. If we are unable to manage our growth effectively, our business, financial condition and results of operations could be harmed.

     In addition, we need to attract and retain highly skilled technical and managerial personnel for whom there is intense competition. If we are unable to attract and retain qualified technical and managerial personnel, our results of operations could suffer and we may never achieve profitability.

Our plans call for growth in our business, and our inability to manage this growth could harm our business.

     Failure to manage future, anticipated growth effectively will harm our business, financial condition and operating results. Furthermore, in order to remain competitive or to expand our business, we may find it necessary or desirable to acquire other businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, to finance the acquisition or to integrate the acquired businesses, products or technologies into our existing business and operations. In addition, completing a potential acquisition and integrating an acquired business may strain our resources and require significant management time.

Our international operations expose us to potential tariffs and other trade barriers, unexpected changes in foreign regulatory requirements and laws, and economic and political instability, as well as other risks that could adversely affect our results of operations.

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

     Other risks we may encounter in conducting international business activities generally could include the following:

•	tariffs and other trade barriers;

•	unexpected changes in foreign regulatory requirements and laws;

•	economic and political instability;

•	increased risk of infringement claims;

•	restrictions on the repatriation of funds;

•	potentially adverse tax consequences;

•	timing, cost and potential difficulty of adapting our system to the local language standards in those foreign countries that do not use the English alphabet;

•	fluctuations in foreign currencies; and

•	limitations in communications infrastructures in some foreign countries.

If our customers do not perceive our system or services to be effective or of high quality, our brand and name recognition would suffer.

     We believe that establishing and maintaining brand and name recognition is critical for attracting and expanding our targeted customer base. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the success of our marketing efforts, and on our ability to continue to provide high quality systems and services, neither of which can be assured. If our customers do not perceive our system or services to be effective or of high quality, our brand and name recognition will suffer, which would harm our business.

Our stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, that may prevent our stockholders from reselling our common stock at a profit.

     The securities markets have recently experienced significant price and volume fluctuations, and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. The market price of our common stock ranged from a low of $0.875 to a high of $14.00 during the period from August 17, 2000 to June 30, 2001. Investors may be unable to resell their shares of our common stock for a profit.

If our share price is volatile, we may be the target of securities litigation, which is costly and time-consuming to defend.

     In the past, following periods of market volatility in the price of a company’s securities, security holders have often instituted class action litigation. Many technology companies have been subject to this type of litigation. If the market value of our common stock experiences adverse fluctuations and we become involved in this type of litigation, regardless of the merits or outcome, we could incur substantial legal costs and our management’s attention could be diverted, causing our business, financial condition and operating results to suffer.

Provisions of our certificate of incorporation, our bylaws and Delaware law may make it difficult for a third party to acquire us, despite the possible benefits to our stockholders.

     Our certificate of incorporation, our bylaws and Delaware law contain provisions that may inhibit changes in our control that are not approved by our Board of Directors. For example, the Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the terms of this preferred stock, without any further vote or action on the part of the stockholders.

     These provisions may have the effect of delaying, deferring or preventing a change in our control despite possible benefits to our stockholders, may discourage bids at a premium over the market price of our common stock, and may adversely affect the market price of our common stock and the voting and other rights of our stockholders.

Our principal stockholders can exercise a controlling influence over our business affairs and they may make business decisions with which you disagree that will affect the value of your investment.

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 73% of our common stock. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to drop. These actions may be taken even if they are opposed by the other investors.

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

Cash and Cash Equivalents and Short Term Investments

     Cash equivalents consist primarily of commercial paper and money market and municipal bond funds acquired with remaining maturity periods of three months or less and are stated at cost, plus accrued interest that approximates market value. Short-term investments consist of corporate notes that are classified as available for sale and are stated at fair value. We would not expect our operating results or cash flow to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

     The following table provides information about the Company’s investment portfolio. For investment securities, the table presents cash and cash equivalents and short-term investments and related weighted average interest rates by category.

		Weighted Average
	Amounts	Interest Rate

	(in thousands)
Description

Cash and equivalents and short-term investments:

Cash	$2,019

Commercial paper	12,354	3.92%

Other cash equivalents	257	4.17%

Short-term investments	3,833	5.42%

Fair Value at June 30, 2001	$18,463

PART II — OTHER INFORMATION

Item 4. Submission Of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held June 12, 2001, the stockholders of the Company approved the following matters:

1.     A proposal to elect seven (7) directors of the Company to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified or until his earlier resignation or removal.

Nominee	In Favor	Withheld

Gerald J. Burnett	17,013,077	4,960,510

R. Stephen Heinrichs	21,940,457	33,130

William L. Campbell	17,013,077	4,960,510

William Brody	17,013,077	4,960,510

Robert P. Latta	17,013,077	4,960,510

Robert M. Metcalfe	17,013,077	4,960,510

David M. Solo	17,013,077	4,960,510

2. A proposal for the ratification of the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 2001 was approved by a vote of 21,949,036 for, 15,951 opposed, and 8,600 withheld.

3. A proposal for the ratification of the terms of the 2000 Stock Option Plan, including but not limited to, the share limitations for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, was approved by a vote of 19,770,404 for, 107,086 opposed, and 16,821 withheld.

4. A proposal to approve amendments to the Company’s 2000 Director Option Plan, including but not limited to (i) increasing the initial grant to the Company’s non-employee directors, (ii) providing a one-time grant of shares of Common Stock to each of the Company’s current non-employee directors and (iii) increasing the maximum aggregate number of shares which could be optioned and sold under the Director Plan and the automatic annual increase thresholds, was approved by a vote of 15,613,037 for, 14,097 opposed, and 10,233 withheld.

Item 6.     Exhibits and Reports on Form 8-K.

(a) Exhibits.

Avistar Communications Corporation Amended and Restated 2000 Director Option Plan.*

* Filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-63914) on June 27, 2001.

(b)  Reports on Form 8-K.

The Company filed a report on Form 8-K regarding the retirement of R. Stephen Heinrichs from the Company and his positions as Chief Financial Officer and Secretary of the Company and the execution of a Settlement Agreement and Release between Mr. Heinrichs and the Company on May 8, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of August 2001.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ GERALD J. BURNETT Gerald J. Burnett Chief Executive Officer, President and Chairman (Principal Executive Officer)

By:	/s/ ROBERT J. HABIG Robert J. Habig Chief Financial Officer (Principal Financial and Accounting Officer)