Form 10-Q
period 2001-09-30
AVISTAR COMMUNICATIONS CORP
filed 2001-10-31
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number: 000 — 31121

AVISTAR COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	88-0463156 (I.R.S. Employer Identification Number)

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

Yes   [X]     No   [   ]

At September 30, 2001, 25,196,478 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets	3
	Condensed Combined and Consolidated Statements of Operations	4
	Condensed Combined and Consolidated Statements of Cash Flows	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
PART II	OTHER INFORMATION
None
SIGNATURES		23

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND SEPTEMBER 30, 2001
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31,	SEPTEMBER 30,
	2000	2001

		(UNAUDITED)
ASSETS:
Current assets:
Cash and cash equivalents	$21,660	$10,176
Short-term investments	—	5,225
Accounts receivable, net of allowances for doubtful accounts of $312 and $252, respectively	3,712	2,974
Inventories, including inventory shipped to customer sites, not yet installed of $854 and $231, respectively	2,156	1,644
Prepaid expenses and other current assets	434	402

Total current assets	27,962	20,421
Property and equipment, net	83	460
Other assets	258	431

Total assets	$28,303	$21,312

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,006	$1,104
Deferred revenue and deposits	2,126	1,691
Accrued liabilities and other	2,407	2,007

Total current liabilities	6,539	4,802

Stockholders’ equity:
Convertible preferred stock, $0.001 per share par value; 10,000,000 authorized at December 31, 2000 and September 30, 2001, no shares issued and outstanding at December 31, 2000 and September 30, 2001	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized at December 31, 2000 and September 30, 2001, 26,266,990 and 26,362,603 shares issued at December 31, 2000 and September 30, 2001, respectively	26	26
Treasury common stock, 1,143,625 and 1,166,125 shares at December 31, 2000 and September 30, 2001, respectively	(1)	(1)
Additional paid-in-capital	80,145	80,000
Deferred stock compensation	(1,755)	(685)
Accumulated deficit	(56,651)	(62,830)

Total stockholders’ equity	21,764	16,510

Total liabilities and stockholders’ equity	$28,303	$21,312

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED COMBINED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2000	2001	2000	2001

	(UNAUDITED)
Revenue:
Products	$4,492	$1,719	$11,573	$8,854
Services, maintenance and support	1,040	1,310	3,210	3,800

Total revenue	5,532	3,029	14,783	12,654

Cost of revenue:
Products	1,816	857	5,088	3,745
Services, maintenance and support	466	578	1,520	2,113

Total cost of revenue	2,282	1,435	6,608	5,858

Gross margin	3,250	1,594	8,175	6,796

Operating expenses:
Research and development	1,129	1,146	2,920	4,073
Sales and marketing	1,660	1,278	4,009	4,791
General and administrative	1,154	1,105	2,933	4,069
Amortization of deferred stock compensation, net	447	155	1,615	706

Total operating expenses	4,390	3,684	11,477	13,639

Loss from operations	(1,140)	(2,090)	(3,302)	(6,843)

Other income (expenses)
Interest expense	(247)	—	(977)	(2)
Interest income	192	157	311	643
Other, net	(5)	(4)	(10)	23

Total other income (expense), net	(60)	153	(676)	664

Net loss	$(1,200)	$(1,937)	$(3,978)	$(6,179)

Beneficial conversion related to convertible preferred stock	(37,783)	—	(37,783)	—

Net loss attributable to common stockholders	$(38,983)	$(1,937)	$(41,761)	$(6,179)

Net loss per share — basic and diluted	$(3.21)	$(0.08)	$(9.95)	$(0.25)

Weighted Average shares used in calculating basic and diluted net loss per share	12,136	25,181	4,195	25,159

Pro forma net loss per share — basic & diluted	$(1.56)		$(1.67)

Pro forma weighted average shares used in calculating basic & diluted loss per share	25,067		25,012

* Amortization of deferred stock compensation excluded from the following expenses:
Cost of revenue	$49	$18	$214	$98
Research and development	39	14	184	83
Sales and marketing	350	120	1,178	508
General and administrative	9	3	39	17

	$447	$155	$1,615	$706

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED COMBINED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND CONDENSED CONSOLIDATED STATEMENT OF
CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(IN THOUSANDS)

	NINE MONTHS ENDED

	SEPTEMBER 30,	SEPTEMBER 30,
	2000	2001

	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(3,978)	$(6,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	110	130
Stock compensation expense, net	1,615	706
Provision for doubtful accounts	(11)	50
Changes in current assets and liabilities:
Accounts receivable	(558)	688
Inventories	(984)	512
Prepaid expenses and other current assets	(429)	32
Other assets	60	(173)
Accounts payable	348	(902)
Deferred revenue and deposits	1,319	(435)
Accrued liabilities and other	639	(400)

Net cash used in operating activities	(1,869)	(5,971)

Cash Flows from Investing Activities:
Purchase of short-term investments	—	(5,225)
Purchase of property and equipment	—	(507)

Net cash used in investing activities	—	(5,732)

Cash Flows from Financing Activities:
Net borrowings under line of credit	817	—
Payments on notes payable to related parties	(12,623)	—
Borrowings from related parties	900	—
Proceeds from issuance of common stock	31,410	253
Repurchases of common stock	—	(34)

Net cash provided by financing activities	20,504	219

Net increase (decrease) in cash and cash equivalents	18,635	(11,484)
Cash and cash equivalents, beginning of period	6,232	21,660

Cash and cash equivalents, end of period	$24,867	$10,176

Supplemental Cash Flow Information:
Cash paid for income taxes	$5	$—
Cash paid for interest	$1,201	$—
Beneficial conversion related to convertible preferred stock	$37,783	$—

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

Basis of Presentation

     The unaudited balance sheet as of September 30, 2001 presents the consolidated financial position of Avistar and its two wholly-owned subsidiaries, Avistar Systems Corporation UK (ASC UK) and Collaboration Properties, Inc. (CPI). In July of 2001, the Boards of Directors of Avistar Communications Corporation (“ACC”) and Avistar Systems Corporation (“ASC”) approved the merger of ASC, the wholly owned subsidiary of ACC, with and into ACC. The merger was completed in July 2001. The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

     The functional currency of ASC UK is the U.S. dollar. Accordingly, all gains and losses resulting from transactions denominated in currencies other than the U.S. dollar are included in the statements of operations. All amounts included herein are unaudited unless otherwise specified.

Use Of Estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Risks and Uncertainties

     The markets for the Company’s products and services have only recently begun to develop. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $63 million as of September 30, 2001. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the current challenging economic environment, the use of differing distribution channels, and the timing of the new product announcements by the Company or its competitors.

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

Cash and Cash Equivalents and Short Term Investments

     The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents at December 31, 2000 and September 30, 2001 consisted of money market funds and short-term securities.

     The Company classifies its short-term investments as available for sale with unrealized gains or losses reported as a separate component of stockholders’ equity. At September 30, 2001, the Company’s investments approximated fair value, and, as such, unrealized holding gains and losses were insignificant. The fair value of the Company’s investments was determined based on quoted market prices at the reporting date for those instruments.

Significant Concentrations

     A relatively small number of customers accounted for a significant percentage of the Company’s net sales. Sales to these customers as a percentage of sales were as follows for the three months and nine months ended September 30, 2000 and 2001:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2000	2001	2000	2001

	(UNAUDITED)
Customer A	38%	32%	29%	33%
Customer B	33%	21%	25%	25%
Customer C	11%	*	12%	*
Customer D	*	15%	15%	*

*	Less than 10%

     Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position and/or results of operations.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from U.S. and foreign entities. As of December 31, 2000, approximately 80% of accounts receivable was concentrated with four customers. As of September 30, 2001, approximately 74 % of accounts receivable was concentrated with four customers.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market and comprised the following (in thousands):

	DECEMBER 31,	SEPTEMBER 30,
	2000	2001

		(UNAUDITED)
Raw materials	$216	$166
Work-in-progress	88	327
Finished goods	998	1,137
Inventory shipped to customer sites, not yet installed	854	231

	$2,156	$1,861

     Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of December 31, 2000 and September 30, 2001, the Company had billed approximately $2.4 million and $600,000 to their customers related to these shipments, but had fully reserved the receivable, and had not recognized the revenue, as the installations had not been completed.

Research and Development

     Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards (“SFAS”) No. 86 (“SFAS 86”), “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of a working model and the point at which the product is ready for general release have been insignificant. Through September 30, 2001, all research and development costs have been expensed.

Patent Costs

     Due to uncertainties about the estimated future economic benefits and lives of the Company’s patents and patent applications, all related outside patent costs have been expensed as incurred, and the Company plans to continue with this policy in the future. Outside patent costs were approximately $300,000 and $344,000 for the nine months ended September 30, 2000 and 2001, respectively, and were reflected in general and administrative expenses in the accompanying statements of operations.

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

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (“SFAS 141”), “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after September 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after September 30, 2001. The Company believes that the adoption of this Statement will not have a material impact on the financial position or the results of operations of the Company.

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

     In June 2001, the FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required for adoption for fiscal years beginning after June 15, 2002. Management has reviewed the provisions of SFAS 143, and believes that upon adoption, the Statement will not have a significant effect on the Company’s financial statements.

     In August 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 establishes a single accounting model for long-lived assets to be disposed off and replaces SFAS No. 121 and APB Opinion No. 30. The provisions of this statement are effective beginning with fiscal years starting after December 15, 2001. Management believes the adoption of SFAS 144 will not have a material effect on the Company’s financial statements.

3. Related Party Transactions

     Certain directors with controlling interests in the Company are also the majority owners of two entities that conducted business with the Company, Vicor, Inc. (“Vicor”) and Western Data Systems of Nevada, Inc. (“WDS”). Descriptions of certain transactions between the Company and these entities follow.

Support Services

     Prior to January 1, 2001, the Company maintained a support center to handle first level support calls for WDS. The support center also handled calls for the Company. Pursuant to an agreement between the Company and WDS dated July 1, 1996, the Company charged WDS for its share of support center costs. For the nine months ended September 30, 2000, the Company received fees of approximately $100,000 under the agreement. The subsequent reimbursement from WDS was recorded as a reduction in the costs incurred for the support center. This agreement was terminated in December 2000. The Company did not receive any fees from WDS for the nine months ended September 30, 2001.

Lease

     The Company began subleasing office space to Vicor in September 1999. The Company received approximately $68,000 and $34,000 during the nine months ended September 30, 2000 and 2001, respectively, from Vicor pursuant to the sublease agreement. As of March 31, 2001, the Company is no longer subleasing office space to Vicor.

Revenue From a Related Party

     UBS Warburg LLC, which is an affiliate of UBS (an approximate 5% stockholder during 2000), is also a customer of the Company. Revenue from UBS Warburg LLC and its affiliates represented approximately 25% of total revenue for the nine months ended September 30, 2000. Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. Since December 31, 2000, the Company does not have any information to suggest that UBS Warburg holds 5% or more of outstanding shares of common stock of the Company.

4. Stock Repurchase Plan

     On March 22, 2001 the Company announced that its Board authorized the repurchase of up to $2.0 million of its common stock in the open market. During the nine months ended September 30, 2001, the Company repurchased 22,500 shares at an aggregate cost of approximately $34,000.

5. Net Loss Per Share

     Basic and diluted net loss per share of common stock are presented in conformity with SFAS No. 128 (“SFAS 128”), “Earnings Per Share,” for all periods presented. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to an initial public offering must be included in the calculation of basic and diluted net loss per share as if such stock had been outstanding for the period ended September 30, 2000. To date, the Company has had no issuances or grants for nominal consideration.

     In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the nine months ended September 30, 2000 and 2001 because all such securities are anti-dilutive. Accordingly, diluted net loss per share approximates basic net loss per share for all periods presented.

     The total number of shares excluded from the calculations of diluted net loss per share were 892,177 and 531,170 for the three months ended September 30, 2000 and 2001, respectively, and 1,124,571 and 824,871 for the nine months ended September 30, 2000 and 2001, respectively. Basic and diluted pro forma net loss per share have been computed as described above and also give effect, under SEC guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance and the effect of the beneficial conversion related to the Series A convertible preferred stock.

6. Segment Reporting

     Disclosure of segments is presented in accordance with SFAS No. 131 (“SFAS 131”), “Disclosures About Segments of an Enterprise and Related Information.” SFAS 131 was adopted by the Company in January 1998. SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates in two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (ACC) and (2) the development, prosecution, maintenance and support of the intellectual property used in the Company’s products (CPI). The parent company (ACC) also engages in the corporate functions and provides financing and services to the subsidiaries. The Company’s chief decision maker monitors the Company’s operations based upon the information reflected in the following table:

	ACC	CPI	Total

Nine Months Ended September 30, 2001
Revenue	$12,654	$—	$12,654
Gross margin	6,796	—	6,796
Depreciation expense	(121)	(9)	(130)
Total operating expenses	(12,771)	(868)	(13,639)
Interest income	643	—	643
Interest expense	(2)	—	(2)
Net loss	(5,311)	(868)	(6,179)
Assets	21,301	11	21,312
Nine Months Ended September 30, 2000
Revenue	$14,783	$—	$14,783
Gross margin	8,175	—	8,175
Depreciation expense	(99)	(11)	(110)
Total operating expenses	(10,511)	(966)	(11,477)
Interest income	277	34	311
Interest expense	(810)	(167)	(977)
Net loss	(2,878)	(1,100)	(3,978)
Assets	30,277	693	30,970

     International revenue, which consists of domestic sales to customers with operations principally in Western Europe, and more specifically, a significant concentration in the United Kingdom, comprised 43%, and 47% of total revenue for the nine months ended September 30, 2000, and 2001, respectively. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

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

     Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors”. These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report on Form 10-Q to conform our prior statements to actual results.

Overview

     We engage in the design, development, manufacturing, sale and marketing of networked video communications products, and associated support services, and Collaboration Properties, Inc., our wholly owned subsidiary, engages in the development, prosecution, maintenance, support and licensing of the intellectual property used in our system.

Revenue

     We derive product revenue principally from the sale and licensing of our video-enabled networked communications system consisting of a suite of Avistar-designed software and hardware products, including third party components. In addition, we derive revenue from fees for installation, maintenance, support and training services. As a percentage of total revenue, product revenue was 78% in the nine months ended September 30, 2000 and 70% in the nine months ended September 30, 2001.

     Revenue from customers outside the United States accounted for 43% of our revenue in the nine months ended September 30, 2000 and 47% of our revenue in the nine months ended September 30, 2001. To date, a significant portion of our revenue resulted from sales to a limited number of customers. In the nine months ended September 30, 2000, we recorded revenue of approximately $12.0 million, or 81% of total revenue, from our four largest customers and their affiliates. In the nine months ended September 30, 2001, we recorded revenue of approximately $7.3 million, or 58% of total revenue, from our two largest customers and their affiliates. We anticipate that our revenue and, therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers. As a result, the loss or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

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

Operating Expenses

     We generally recognize our operating expenses as we incur them in six operational categories: research and development, sales and marketing and general and administrative. Our operating expenses also include amortization of our deferred stock compensation charges related to stock options. These charges are amortized over the vesting period of the options, generally four years. Our research and development expenses consist primarily of compensation expenses for our personnel, patent and licensing costs and, to a minor extent, independent contractors. We expense all patent and licensing costs. Our sales and marketing expenses consist primarily of compensation, commissions and travel expenses, along with other marketing expenses. Our general and administrative expenses consist primarily of compensation for our administrative, financial, and contractual personnel, and a number of non-allocable costs, including professional fees, legal fees, accounting fees and provision for doubtful accounts.

     We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities, based upon the number of employees assigned to each of these areas. These allocated charges include facilities rent, utilities and depreciation/amortization expense for property and equipment.

     The non-cash deferred stock compensation charge relates to stock options, and represents the difference between the exercise price of options granted to acquire our shares of common stock during the period, and the deemed fair value for financial reporting purposes of our shares of common stock on the measurement date, which is the same as the date of grant of those options. Based on the outstanding options at December 31, 2000, we anticipate recording charges of approximately $900,000 in 2001, $400,000 in 2002 and $100,000 in 2003 to record the remainder of the costs associated with these grants.

Interest Income and Expenses

     We generate interest income by investing our cash balances. At September 30, 2001, we had no short-term or long-term debt.

Income Taxes

     We have made no provision for and have received no benefit from U.S. federal income taxes for any period due to our operating losses. As of December 31, 2000, we had $3.9 million of net operating loss carry-forwards for U.S. federal income tax purposes, which expire beginning on various dates through the year 2020. Our use of these net operating losses may be limited in future periods. We have recorded no tax benefits for these losses.

Results of Operations

     The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	PERCENTAGE OF TOTAL REVENUE

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2000	2001	2000	2001

Revenue:
Product	81.2%	56.8%	78.3%	70.0%
Services, maintenance and support	18.8	43.2	21.7	30.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product	32.8	28.3	34.4	29.6
Services, maintenance and support	8.4	19.1	10.3	16.7
Total cost of revenue	41.2	47.4	44.7	46.3
Gross margin	58.8	52.6	55.3	53.7
Operating expenses:
Research and development	20.4	37.8	19.8	32.2
Sales and marketing	30.0	42.2	27.1	37.9
General and administrative	20.9	36.5	19.8	32.2
Amortization of deferred stock compensation	8.1	5.1	10.9	5.6
Total operating expenses	79.4	121.6	77.6	107.9
Loss from operations	(20.6)	(69.0)	(22.3)	(54.2)
Other (expense) income:
Interest expense	(4.5)	0.0	(6.6)	0.0
Interest income	3.5	5.2	2.1	5.1
Other	(0.1)	(0.1)	(0.1)	0.2
Total other (expense) income	(1.1)	5.1	(4.6)	5.3
Net loss	(21.7)%	(63.9)%	(26.9)%	(48.9)%

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

Revenue

     Total revenue decreased by 45% from $5.5 million for the three months ended September 30, 2000 to $3.0 million for the three months ended September 30, 2001, and decreased by 14% from $14.8 million for the nine months ended September 30, 2000 to $12.7 million for the nine months ended September 30, 2001. The decrease during the three months ended September 30, 2001 relative to the prior year was due to lower product sales. Those lower product sales were due predominantly to delayed procurement decisions in our customers’ organizations. The decrease in revenue for the nine months ended September 30, 2001, relative to the prior year, reflected a decrease in product revenue and an increase in service revenue. For the nine months ended September 30, 2001, revenue from two customers accounted for 58% of total revenue. The comparable concentration figure for the same period in 2000 was 81% for the top four customers. The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a material adverse impact on our financial condition or operating results.

Cost of Revenue

     The cost of revenue declined by 37% from $2.3 million for the three months ended September 30, 2000 to $1.4 million for the three months ended September 30, 2001, and decreased by 11% from $6.6 million for the nine months ended September 30, 2000 to $5.9 million for the nine months ended September 30, 2001. Cost of revenue decreased during the three months ended September 30, 2001 relative to the prior year due to a reduction in product revenue, offset partially by increased costs associated with service revenue. The same factors influenced the decrease for the nine months ended September 30, 2001 relative to the prior year.

Gross Margin

     The gross margin as a percentage of revenue decreased from 59% for the three months ended September 30, 2000 to 53% for the three months ended September 30, 2001, and decreased slightly from 55% for the nine months ended September 30, 2000 to 54% for the nine months ended September 30, 2001. The decrease in the three months ended September 30, 2001 relative to the prior year was due to a higher percentage of service revenue, which generally carries a lower margin than product revenue, as well as the lower overall revenue base, which provided more limited coverage of the fixed components of the cost of sales.

Operating expenses

     In July of 2001, a reduction of approximately 17% of the overall staffing level at June 30, 2001 was completed, as one of several cost management initiatives.

     Research and development. Research and development expenses increased by 2% from $1.1 million in the three months ended September 30, 2000 to $1.1 million for the three months ended September 30, 2001, and by 39% from $2.9 million for the nine months ended September 30, 2000 to $4.1 million for the nine months ended September 30, 2001. The increases in the three and nine month periods ended September 30, 2001 relative to the prior year were due to the addition of personnel and personnel related expenses, and increased prototype and development expenses, reflecting increased costs for new product development and enhancements to existing products.

     Sales and marketing. Sales and marketing expenses decreased by 23% from $1.7 million in the three months ended September 30, 2000 to $1.3 million in the three months ended September 30, 2001, and increased by 20% from $4.0 million for the nine months ended September 30, 2000 to $4.8 million for the nine months ended September 30, 2001. The decrease in the three month period ended September 30, 2001 relative to the prior year was due to a reduction in travel expenses and commissions, as well as reduced staffing and related costs. The increase in the nine month period ended September 30, 2001 relative to the prior year was due to increased personnel and personnel related costs due to the hiring of additional sales and marketing staff in the first two quarters of 2001, and higher marketing program costs and related expenses.

     General and administrative. General and administrative expenses decreased by 4% from $1.2 million in the three months ended September 30, 2000 to $1.1 million for the three months ended September 30, 2001, and increased by 39% from $2.9 million in the nine months ended September 30, 2000 to $4.1 million for the nine months ended September 30, 2001. The decrease in the three month period ended September 30, 2001 relative to the prior year was due to a reduction in staffing. The increase in the nine month period ended September 30, 2001 relative to the prior year was a result of hiring additional personnel earlier in the year, increased outside professional services expenses and other expenses required of a public company.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased by 65% from $447,000 in the three months ended September 30, 2000 to $155,000 in the three months ended September 30, 2001. Amortization of deferred stock compensation decreased by 56% from $1.6 million in the nine months ended September 30, 2000 to $706,000 in the nine months ended September 30, 2001. The decreases in the three and nine month periods ended September 30, 2001 were due to the achievement of full vesting for a number of option grants.

     Other expenses, net. Other expenses, net changed from an expense of $60,000 in the three months ended September 30, 2000 to income of $153,000 in the three months ended September 30, 2001. The change from the three months ended September 30, 2000 to the three months ended September 30, 2001 was due to lower interest expenses due to the retirement of debt. Other expenses, net changed from an expense of $676,000 for the nine months ended September 30, 2000 to income of $664,000 for the nine months ended September 30, 2001. The change from the nine month period ended September 30, 2000 to the nine month period ended September 30, 2001 was due to lower interest expenses due to the retirement of debt, and higher interest income due to an increased balance of cash, cash equivalents, and short term investments resulting from our initial public offering in August 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash and cash equivalents and short-term investments of $21.7 million as of December 31, 2000 and $15.4 million as of September 30, 2001. There were net cash inflows of $18.6 million for the nine months ended September 30, 2000 and net cash outflows of $6.3 million for the nine months ending September 30, 2001. For the nine months ended September 30, 2001, the net cash outflow of $6.3 million resulted primarily from the net cash used in operations of $6.0 million, which reflected a net loss of $6.2 million.

     Expenditures for property and equipment for the nine months ended September 30, 2001 were $507,000. At September 30, 2001, we did not have any material commitments for future capital expenditures.

     We had no outstanding borrowings at September 30, 2001 from our previous line of credit. We incurred $82,000 of interest expense on this line of credit for the nine months ended September 30, 2000 at an average interest rate of 10%. This line of credit was retired using the proceeds from a portion of a $4.0 million one-year line of credit with another financial institution in September 2000. This replacement line was subsequently retired in December 2000, and no interest expense was incurred during the nine months ended September 30, 2001.

     We currently believe that existing cash and cash equivalents balances and short-term investments, will provide us with sufficient funds to finance our operations for at least the next 12 months. We intend to continue to invest heavily in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our expansion of product development efforts and the success of these development efforts, the costs and timing of our expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of revenue, and other factors. We may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, and results of operations. If additional funds are raised through the issuance of equity securities, our net tangible book value per share may decrease, the percentage ownership of then current stockholders may be diluted, and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (“SFAS 141”), “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after September 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after September 30, 2001. The Company believes that the adoption of this Statement will not have a material impact on the financial position or the results of operations of the Company.

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

     In June 2001, the FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required for adoption for fiscal years beginning after June 15, 2002. Management has reviewed the provisions of SFAS 143, and believes that upon adoption, the Statement will not have a significant effect on the Company’s financial statements.

     In August 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 establishes a single accounting model for long-lived assets to be disposed off and replaces SFAS No. 121 and APB Opinion No. 30. The provisions of this statement are effective beginning with fiscal years starting after December 15, 2001. Management believes the adoption of SFAS 144 will not have a material effect on the Company’s financial statements.

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

     We incurred net losses of $6.2 million for the nine months ended September 30, 2001, $4.7 million for 2000 and $6.4 million for 1999. As of September 30, 2001, our accumulated deficit was $62.8 million. Our revenue may not increase, or even remain at its current level. In addition, we expect our operating expenses may increase significantly as we develop and expand our business in the future. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers. If our expenses increase more rapidly than our revenue, we may never become profitable. Furthermore, we will record additional amortization of deferred stock compensation in connection with options that we granted in 1999 and 2000. This amortization, although declining, will further decrease our ability to become profitable.

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

     Recently, economic growth in the United States has slowed to the point where industries are delaying or reducing technology purchases. This tendency may be further aggravated by the events of September 11, 2001. If our customers delay ordering our products, we will fall short of our revenue expectations for the balance of 2001 and/or beyond. These conditions have negatively affected our business in the first nine months of 2001 and will in the future if these conditions persist. The outlook for the video communications industry is uncertain and it is very difficult to predict how long the current slowdown will last, or whether we will be materially adversely affected by such continued slowdown. Slower growth among our end-user customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all could have a material adverse effect on our capital resources, financial condition and results of operations.

     If our customers delay ordering our products, we will fall short of our revenue expectations for any given quarter in 2001 or for the entire year and beyond. These conditions have negatively affected our business in the first nine months of 2001 and will in the future if these conditions persist. For example, we experienced a decline in revenues during the nine months ended September 30, 2001 relative to the same periods of 2000.

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

     Our customers typically place limited initial orders for our networked video communications system, which allows them to evaluate its usefulness and value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Revenue generated from follow-on orders accounted for approximately 91% and 89% of our revenue in the nine months ended September 30, 2000 and 2001, respectively. Current economic conditions have led to decreases in our clients’ capital spending, and we have experienced a decrease in the size of follow-on orders. Our future financial performance depends on successful initial installations of our system, which in turn lead to follow-on orders. If our system does not meet the needs and expectations of customers who order our system, we may not be able to generate follow-on orders, or they may be of smaller magnitude.

Because we depend on a few customers for a majority of our revenue, the loss of one or more of them could cause a significant decrease in our revenue.

     We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank and UBS Warburg LLC and their affiliates. Collectively, these customers accounted for 58% of our revenue in the nine months ended September 30, 2001. We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue.

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

     A third party could claim that our technology infringes upon its proprietary rights. As the number of software systems in our target market increases and the functionality of these systems overlap, we believe that the number of infringement suits filed by software developers will increase. Although we have no knowledge that our system infringes the proprietary rights of any third parties, we could nevertheless be sued in the future for infringement. Claims of infringement against us, if successful, could harm us. Defending against any infringement claims, even those that are not meritorious could result in the expenditure of significant financial and managerial resources. In addition, if we are found liable for infringement, we may have to pay damages or royalties to a third party and may not be able to continue offering that portion of our system that is found to be infringing. Redesigning our system components to avoid any alleged or actual infringement could result in the expenditure of significant financial and managerial resources and diminish the value of our system, which could harm our business, financial condition or results of operations.

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

     To increase our revenue, we must increase the size of our direct sales force and add indirect distribution channels, such as systems integrators or value-added resellers, or effect sales through our customers. An inability to increase our direct sales force and to add indirect distribution channels may limit our future revenue growth and harm our future operating results. As of September 30, 2001, our sales force consisted of 15 professionals. We expect to increase the size of our sales force over the next twelve months. However, there is intense competition for sales personnel in the communications marketplace and we cannot assure you that we will be successful in attracting, integrating, motivating and retaining new sales personnel. Furthermore, it can take several months before a new hire becomes a productive member of our sales force. The failure of new salespeople to develop the necessary skills in a timely manner could reduce our revenue growth.

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

     As of September 30, 2001, we had 78 employees, down from 91 employees as of September 30, 2000. We expect to hire a number of new employees in the future to support our business. If we are unable to manage our growth effectively, our business, financial condition and results of operations could be harmed.

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

     The securities markets have recently experienced significant price and volume fluctuations, and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. The market price of our common stock ranged from a low of $0.875 to a high of $8.0625 during the period from September 30, 2000 to September 30, 2001. Investors may be unable to resell their shares of our common stock for a profit.

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

Cash and Cash Equivalents and Short Term Investments

     Cash equivalents consist primarily of commercial paper and money market and municipal bond funds acquired with remaining maturity periods of six months or less and are stated at cost, plus accrued interest that approximates market value. Short-term investments consist of corporate notes that are classified as available for sale and are stated at fair value. We would not expect our operating results or cash flow to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

     The following table provides information about the Company’s investment portfolio. For investment securities, the table presents cash and cash equivalents and short-term investments and related weighted average interest rates by category.

		Weighted Average
	Amounts	Interest Rate

	(in thousands)
Description
Cash and cash equivalents and short-term investments:
Cash	$904
Commercial paper	9,259	2.93%
Other cash equivalents	13	3.39%
Short-term investments	5,225	4.72%

Fair Value at September 30, 2001	$15,401

PART II — OTHER INFORMATION

None

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 31st day of October 2001.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ GERALD J. BURNETT

Gerald J. Burnett Chief Executive Officer, President and Chairman (Principal Executive Officer)

By:	/s/ ROBERT J. HABIG

Robert J. Habig Chief Financial Officer (Principal Financial and Accounting Officer)