Form 10-K405
period 2001-12-31
AVISTAR COMMUNICATIONS CORP
filed 2002-03-21
CIK 1111632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 000-31121

Avistar Communications Corporation

(Exact name of registrant as specified in its charter)

Delaware	88-0463156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
555 Twin Dolphin Drive, Suite 360 Redwood Shores, California (Address of Principal Executive Offices)	94065 (Zip Code)

Registrant’s telephone number, including area code: (650) 610-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 2002 as reported on the NASDAQ National Market, was approximately $14,973,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of December 31, 2001, the registrant had outstanding 25,196,478 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K specific portions of its Proxy Statement for its 2002 Annual Meeting of Stockholders.

AVISTAR COMMUNICATIONS CORPORATION

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2001

PART I

Item 1.     Business

      This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such forward looking statements involve risks and uncertainties. When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “intends” and “estimates” and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or incorporated by reference herein. Avistar Communications Corporation (the “Company,” “we,” or “us”) undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

      We were founded as a Nevada limited partnership in 1993. We filed our articles of incorporation in Nevada in December 1997 under the name Avistar Systems Corporation. We reincorporated in Delaware in March 2000 and changed our name to Avistar Communications Corporation in April 2000. The operating assets and liabilities of the business were then contributed to our wholly owned subsidiary, Avistar Systems Corporation, a Delaware corporation. In July 2001, our Board of Directors and the board of directors of Avistar Systems approved the merger of Avistar Systems with and into Avistar Communications. The merger was completed in July 2001.

      Our principal executive offices are located at 555 Twin Dolphin Drive, Suite 360, Redwood Shores, California, 94065. Our telephone number is (650) 610-2900.

Overview

      We develop, market and support a comprehensive suite of networked video communication services for the enterprise. From the desktop, we deliver TV-quality interactive video calling, content creation and publishing, broadcast origination and distribution, video-on-demand, and integrated data sharing. The Avistar video and data collaboration applications are all managed by the AvistarVOSTM video operating system. Our customers use our system to improve productivity and communication within the enterprise and to enhance relationships with customers, suppliers and partners. Using AvistarVOSTM software and leveraging video, telephony and Internet networking standards, Avistar applications are designed to be scalable, reliable, cost effective, easy to use and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We sell our system directly to enterprises in selected strategic vertical markets, and have focused initially on the financial services and manufacturing industries. As of December 31, 2001, our customers have installed Avistar systems at approximately 300 sites in 118 cities and in 33 countries. Our objective is to establish our technology as the standard for networked video.

Industry Background

      Businesses and other organizations operating in today’s increasingly time, resource and travel constrained world are searching for new tools that will help them increase productivity and take advantage of revenue opportunities. Businesses need these tools to help them address new opportunities in an environment of rapid change and increased competition. Enterprises of all sizes have been seeking to implement new and advanced communication tools that enable their employees, partners, suppliers and customers to collaborate more effectively within and across buildings and over disparate geographies and time zones, recognizing that speed in decision-making is becoming even more critical in today’s business environment.

      For years, enterprises have relied on communication tools used principally in a point-to-point manner, such as telephone and fax. More recently, businesses have also embraced network-based collaboration applications, such as teleconferencing, voicemail and email. The emergence of the Internet has accelerated the adoption of these network-based collaboration applications. Businesses are quickly adopting the Internet as yet another means of improving communication within and amongst organizations. The increasing availability and affordability of bandwidth on communication networks is further driving businesses to utilize new tools of communication to enhance collaboration among users. For example, a July 2001 study from International Data Corporation estimates that the number of worldwide users of enterprise conferencing applications will increase to over 160 million users in 2005, representing a 64% compound five-year growth rate.

      As technology advances and becomes more affordable, and as modes of communication expand, enterprises are seeking a widely deployable and cost effective technology to replicate, at the desktop, the integration of audio and visual communication and document or project collaboration that occurs in a face-to-face meeting. Individuals generally prefer face-to-face encounters to less personal forms of communication because they can see one another and give non-verbal cues that speed communication and deepen understanding. This is particularly true for more complex interactions such as negotiations, sales, product development and project management. However, face-to-face interactions often need to be scheduled, and impromptu meetings can be difficult to arrange because all the participants need to be in close proximity, which often requires travel. In addition, everyone needs to be available at the same time. These time and distance challenges become increasingly difficult to deal with as the number of potential participants increases. Beyond traditional teleconferencing and data sharing communications, attempts to conduct virtual meetings as an alternative to face-to-face meetings have generally been limited to conference room-based video conferencing and specially set-up broadcasts. Most individuals do not have immediate access to these technologies, and the reservation and set-up time make them unlikely to be used on a spontaneous basis.

Limitations of Current Means of Collaboration

      To address the growing need for collaboration across distance and time, organizations have resorted to using a patchwork of discrete technologies, including video conferencing and teleconferencing, fax, email, Internet audio and video delivery and data sharing applications. Many of these technologies have been widely adopted, and collectively indicate the need for collaboration tools including networked video. However, these discrete technologies are not good substitutes by themselves for face-to-face meetings and presentations, because they do not provide an integrated communications solution that fosters team interaction and delivers critical, time-sensitive information quickly and reliably. By providing face-to-face collaboration in an integrated communications solution, video can speed problem resolution and motivate action, trust and understanding. Users want to be able to create and publish video content from their desktops either spontaneously, as with email or voicemail, or in a more formal manner for broader distribution through the Internet or corporate data network.

      Although limited video technologies are already in use at many enterprises, businesses and other organizations require increasingly comprehensive, integrated and scalable video-enabled communication capabilities. For example, video conferencing is often limited to point-to-point communication from designated rooms or through the use of “roll-about” products, where call set-up procedures, lack of networking, bandwidth requirements and room availability greatly constrain functionality, usability, reliability and efficiency, as well as access by individuals.

      Similarly, broadcasting of stored video or television programming at a desktop or in a conference room is of highly varying quality and generally cannot be added on a real-time basis to a live video conference. Some products are limited to exclusively using the enterprise data network or the Internet to carry two-way desktop video conferencing or to transmit video one-way. As a result, they are unable to deliver television quality video in normal corporate settings, and are limited in their ability to create, publish and broadcast these video conferences. In addition, it is difficult to expand these existing products within an enterprise, and even more difficult to do so among enterprises because of bandwidth, functionality and quality limitations of current enterprise networks.

Elements of a Complete Collaboration Solution

      To become a mission-critical tool in the enterprise, a communications solution must provide high quality at scale, high reliability, and low total cost of ownership. These communication system essentials should be combined with an integrated suite of high-value video and data applications software that enables access to all such applications through effective utilization of existing and evolving network infrastructure. We believe a complete collaboration solution must provide the following:

Quality

•	approximate the video and audio quality of television for natural and easy interaction;

•	make interactions as realistic as possible by eliminating the delay when transmitting and receiving video calls and eliminating latency, jitter, freeze-frame, stutter, and small frame size;

•	seamlessly integrate all forms of audio, video and data communication including interactive video calling, content creation and publishing, broadcast video and video-on-demand retrieval.

Scalability

•	like the Internet and public telephone networks, the communications solution must be designed for size independence and should scale cost-effectively to support a very large numbers of users as an enterprise-class solution.

Reliability

•	operate dependably and reliably to avoid user frustration;

•	provide to video communications the ease of use, speed, quality, functionality, flexibility and global access of the telephone while easily supporting more complex applications and situations.

Adaptability

•	offer an upgradeable architecture that can evolve as bandwidth availability, protocols, standards and compression technologies change;

•	include powerful software to manage an integrated suite of collaborative applications, relying on networked infrastructure;

•	leverage current and future business investments in local and wide area networks, Internet protocol and standards-based infrastructures.

Affordability

•	operate and scale cost effectively;

•	utilize standard, low cost and widely available hardware components;

•	be cost-effective compared to other pervasive forms of enterprise communication such as email;

•	deliver cost savings through innovations in support, network and resource management.

      We believe high quality networked video communication allows businesses to improve collaboration and thereby offers them the opportunity to increase productivity, enhance customer service and revenue generation, and facilitate business-to-business interactions and reduce costs, all on an accelerated basis. We also believe that, just as every organization now relies on a telephone network and most businesses increasingly rely on the Internet, a market is emerging in which businesses and other organizations will choose to rely on fully integrated video, audio and data collaboration networks.

The Avistar Solution

      Avistar delivers a networked video system enabled by a unique architecture and a powerful software platform: the AvistarVOSTM video operating system. This software provides a comprehensive integrated suite of video applications that include on-demand access to interactive video calling and conferencing, content creation and publishing, broadcast video, video-on-demand, as well as data sharing, directory services and network management. These applications support users within and amongst enterprises and over telephony networks and the Internet. Our system architecture is open and flexible in order to embrace continued technological innovation and standardization. Our system is designed to use existing and emerging communication and video standards to deliver the quality and ease of use of the telephone system. Based on analysis of over 490,000 calls in 2001, the reliability of video calls using our system surpassed 90%.

      Avistar has built a complete video collaboration solution, delivering TV-quality video to thousands of desktops across hundreds of buildings. Our suite of video applications can be accessed from a user’s desktop and can be used, integrated and managed in conjunction with one another. People often conceive of video in the enterprise only as two-way, real-time conferencing. Our system allows broadcast video to be included in a video call and allows the entire session to be recorded simultaneously, and made available as stored video. Our system joins users in a high-quality video network to improve their ability to solve complex problems, connect to co-workers, customers and suppliers, manage large projects, and quickly act together on opportunities. Our system does this cost effectively and reliably, and is designed to be able to serve global corporations with branch offices and/or distributed operations.

      Interactive video calling. Our system allows users to participate in spontaneous interactive video collaborations from their desktops. Users can simultaneously see and hear multiple participants in windows on their workstations. Additionally, our system provides full duplex audio, which allows multiple users to speak and hear each other clearly at the same time. The desktop window can be divided into four quadrants, to permit up to three other video sources. These sources can include other participants in real-time, broadcast content, or recorded video. The participants can include individual users or conference-room groups located at multiple sites and/or various enterprises, all without requiring advance reservations or conferencing services. Each participant has the full ability to utilize all the call functions of the system, such as adding or removing participants. The system supports the communications needs of people by allowing them to add a third or fourth participant into a call spontaneously for a quick conference, and then revert back to a two party call. This ability helps speed decision-making and leverages knowledge experts. As a “real life” example, a commercial bank’s branch loan officers spread across seven cities use the interactive video calling application to click and connect real-time to headquarters personnel in order to expedite lending decisions and processing.

      Video content creation and publishing. With our solution, users can create and publish video content from their desktops by recording themselves, recording a multi-point conference, or adding commentary to a broadcast and recording the entire session. Users placing video calls can create video-mail for recipients who were not available at the time of the call. These messages can include text and video attachments. Content can be published via email links, posting to web sites or embedded as a streaming video in an email. For example, an economist at an investment banking firm regularly records commentary on current events and market conditions using the Avistar system. This recorded video is then available internally on the corporate network or through the Internet to clients.

      Broadcast video. Sales meetings, training seminars, analyst reports, management presentations and live news broadcasts can be delivered real-time to every user’s workstation and streamed to browser-based users. For example, a customer employed its Avistar video network to maximize the reach and impact of an educational seminar. The customer broadcast the seminar to an estimated 300 desktops and meeting rooms with more than 2,000 employees and clients watching in the United States and Europe. As another example, one customer has shifted its international sales meetings to broadcasts and recorded presentations on its Avistar system, thereby saving travel time and costs, while expanding the broadcast to a wider audience.

      Video-on-demand. Users anywhere on the Avistar network can easily retrieve stored videos. For example, a corporation uses our system to record its sales training seminars. Salespeople who are unable to attend these face-to-face presentations are now able to watch the seminars by retrieving and playing the stored videos on their desktops when it is convenient for them. Another customer uses our system to record and broadcast their daily morning meetings so colleagues in other time zones around the world can be updated on the issues of the day when they report to work.

      Integrated data sharing. In addition to viewing the four quadrants of our video window, multiple users can simultaneously create and annotate a shared document using text or drawing tools color-coded specifically for each user. All participants can access the contents of any shared window and save the marked changes for later reference. Our system can also be utilized in conjunction with other application sharing programs that utilize data networks or the Internet. While participating in an interactive video call, users can access Microsoft NetMeeting’s application sharing capabilities through a button on our tool bar and revise a document. As an example, multiple design engineers can share a technical drawing in order to resolve an issue with a defective part.

      Our system has the following key features necessary to make integrated video collaboration effective:

      Easy to use interface. Our applications bring the rich interaction of a face-to-face meeting and the quality and ease of use of the telephone to our systems through:

•	Click-to-connect simplicity. To initiate calls or add another user to a session already underway, any user simply clicks on either a direct connect button, a picture, or a name in the directory. Standard telephone-like features such as hold, hang-up, forward, leave message or begin another call are all completed with the click of a mouse, or keyboard shortcuts. Additionally, anyone on an Avistar network can connect to the desktop of colleagues, customers, suppliers and others on other Avistar networks. If the person being called is logged-in but unavailable, users can leave a personalized call back message that allows the person to automatically return the video call without having to look up the address.

•	“Find Me, Follow Me.” Avistar video calling is built on directories and “presence-based” features and is referred to as “Find Me, Follow Me.” Using this feature, our system is able to determine the location of any user on an Avistar network at any time. To call any user in the Avistar network, it is not necessary to know their number or current location. As long as the Avistar user is logged into his or her Avistar application, the “Find Me, Follow Me” application automatically registers where that user is logged in, regardless of site or geography, and routes all calls to the user’s location. Using this “Find Me, Follow Me” technology, Avistar’s system makes video calling a one-click process and enables what we call “Video Instant Messaging.”

•	Comprehensive directory. The Avistar network directory is a comprehensive list of Avistar numbers that can be called with a click. All users currently logged into an enterprise’s Avistar network will be shown, providing immediate “presence’ information as to availability. The global directory can be tailored to include only a business’ community of users. In addition, a private directory feature allows users to create their own directory and reach frequently called parties with a one click “quick connect” tool. Both global and private directories can also include other sites that use standards-based video conferencing systems.

•	Consistency across locations. The Avistar user interface is consistent across desktops and conference rooms. Thus, a user who is familiar with the functionality at the desktop requires no additional training or set up to utilize an Avistar system in a conference room, thus allowing conference room systems to be “self-service.”

      Seamless integration of system applications. All of our applications are seamlessly integrated with one user interface. As a user adds an additional video source during an ongoing video call — such as an additional live participant, a one-way broadcast or a stored video clip — there is virtually no delay to launch another application or to download data. In addition, each application is synchronized with the others so that all participants in a video call see and hear the same content simultaneously. Thus, recorded or broadcast video can be added to a live session and shown to all participants. The entire session can also be recorded. Our system enables common network and application management, so the same directory can be used for two-way calls, one-way broadcasts and data sharing in the same session. Usage can be determined with our integrated call reporting tool that provides summary data for analysis and cost justification.

      Network management. Our network architecture provides system administrators the ability to flexibly and proactively manage each of the various components of the network. Within our system, the most costly and complex equipment and software applications are shared as networked resources. This arrangement allows for redundancy and dynamic allocation of these resources to users who need them, and ensures that users experience the best video quality possible at the highest reliability and lowest cost of use. Servers and switches can be maintained, installed and repaired centrally, and many network support functions can be performed remotely over the data network, thereby limiting the disruption of service to an individual user. Similarly, additional desktops and meeting rooms can be easily and inexpensively added to the Avistar network, with those new users concurrently added to the Avistar directory. Additionally, our software makes call routing decisions to minimize communications costs.

      We believe our solution includes the following benefits to our customers:

•	Integrated video collaboration solution. We provide a fully integrated Internet protocol-based system that seamlessly allows individuals to make video calls, view broadcasts and create, store and access video content or other forms of data from the desktop.

•	Increased availability of knowledge within the enterprise. At many businesses, individuals who possess valuable knowledge often cannot effectively distribute their knowledge to the rest of the organization. Our system enables these businesses to access these individuals and disseminate their knowledge more efficiently and effectively by offering them the ability to call, broadcast or record from their desktops, and offering other users the ability to receive this information real-time, or access video recordings at a convenient time and location. In addition, our system gives every desktop the ability to create and publish valuable visual content that can be distributed inside and outside the organization to support employee and customer needs worldwide. The ability to spontaneously add additional participants to a call encourages personal connections and communications between individuals who otherwise might not enjoy this access.

•	Improved productivity and revenue generation. Our system helps companies increase the productivity of their employees and speed up time critical decision-making. By creating a network of Avistar users, our customers can have face-to-face meetings within the enterprise and with customers and partners, without the costs and time delays of travel. Negotiations, sales, advisory services, decision-making and other persuasive communications are more effective when done face-to-face. Our solution allows interactions to happen in real-time, speeding up the manner in which business is done, freeing up time for employees, enhancing business-to-business communications, and potentially increasing revenue opportunities.

•	Enhanced customer and partner relationships. Our system allows companies to be more responsive to and develop stronger business relationships with their customers, partners and suppliers. An Avistar call is generally as easy and reliable as a telephone call and much more personal. One of our customers is providing Avistar networks to their clients and business partners in order to facilitate interactions and improve relationships.

•	Opportunity to leverage existing and future communication infrastructures. We provide an open architecture that uses existing standards and is designed to take advantage of emerging standards. Our system integrates into our customers’ existing network communications infrastructure and supports the protocols a company may choose to use for video broadcasts, data sharing and transport of information, however, video quality varies depending on the protocol selected. Our system utilizes the data network for transporting stored video, and is designed to support real-time digital networking and video transmission. We have designed our system to continue to work with Internet protocol-based technologies as standards evolve and quality of service improves. We expect this flexibility, together with simplified software and hardware at the desktop, to allow companies to make effective use of their existing local area and wide area networks, as well as their next generation networks.

•	Better communication to face new business challenges such as globalization and distributed locations. Within global corporations, professionals collaborate daily with customers, partners and associates who are often located in different offices and/or different time zones. This has increasingly become the case as firms, due to economic and security concerns, have restricted travel, and have begun distributing their personnel across a more distributed set of locations, taking advantage of lower costs of real estate. In this context, critical information must be delivered on a timely basis and without confusion as smoothly as if colleagues were working together in person. By offering a combination of conference room and desktop systems, Avistar’s video product suite enables companies that are reducing travel and/or distributing their operations to easily and quickly connect small, remote offices to the central organization, and still benefit from face-to-face interaction. Based on our experience in helping existing customers choose their optimal configurations, we are able to advise new customers on the setups or configurations that will be most effective for a large central office, a small branch office or other remote locations.

System Architecture and Technology

      Our networked video system is based on our fourth major release of our open architecture, which enables users to communicate visually using various networking protocols and transport media, including the Internet. We developed our architecture to address the necessary elements of a complete video-enabled collaboration solution.

      We believe that the following technical factors will transform and consolidate the existing video collaboration applications marketplace, creating a strong need for a software platform that will support this consolidation and evolution:

•	improved compression technologies;

•	widespread proliferation of broadband infrastructure;

•	developing availability of converged audio, video and data networks;

•	improved computer processing speeds; and

•	adoption of critical digital video standards.

      Our software platform supports this consolidation by integrating the audio, video and data transport standards, including the video standard for television in the United States and Europe, a standard for compressed digital video storage and distribution, the video conferencing standard using public switched networks, an audio and video conferencing standard using the Internet protocol, and a proprietary video compression protocol used for Internet protocol streaming video.

      We believe our AvistarVOSTM video operating system positions us to lead the transformation described above. Further, we provide a suite of collaboration applications that seamlessly operate with the AvistarVOSTMsystem allowing users to access this functionality in an easy and intuitive manner. We expect to make this platform more accessible to developers and to allow integration with other applications and network hardware.

      Our system uses TCP/ IP, the standard Internet protocol, for initiating video calls, scheduling and starting broadcast presentations, and for managing the creation and access of stored video materials. In addition, we use TCP/ IP for overall systems and network management throughout our software platform. This approach provides us with connectivity throughout the enterprise and allows us to leverage existing Internet infrastructure. For delivery of live local area network high-quality video streams with low delays, we use traditional circuit switched technologies, including our own Avistar network technology. We use our gateways to translate between the various network technologies used in our system. These gateways are managed and controlled by our systems software with TCP/ IP-based protocols.

      Each Avistar desktop functions as a node on the network, like personal computers, printers or file servers on a local area network. Just as color printers and file servers are often shared network resources on the local area network, the more costly equipment in an Avistar system, such as servers, switches, and the compression and decompression equipment component of our gateways, are centralized and made available to multiple users. Network nodes and resources, like those of a data network, are managed through centralized, Internet protocol-based applications and administration tools, such as Internet-based reports of video call activity.

      Because of the tight integration of various video network components, namely, the Avistar Switch, Media Server, Conference Center, Broadcast Podium and gateways, our architecture has the following key features:

•	Switched services: Our video network employs a switched architecture to ensure that our system can scale to support large numbers of users. At the center of the network is an Avistar switch, which functions for video networking like the local area network switch functions for data networks. With our switch, bandwidth for video- enabled communication is available on demand so that two or more users participating in a video call automatically have the bandwidth required for continuous video and audio, with virtually no delay.

•	Network management: The AvistarVOSTM system utilizes open protocols for call set-up, call control and directory services. It also complies with standards and interfaces and connects with video networks through shared Avistar gateways, which are further connected via private or public telephony or TCP/ IP networks. Servers communicate through Avistar’s signaling system for video protocol, SSV, which is based on TCP/ IP, the standard Internet protocol. Through this signaling system, servers exchange configuration information and allocate call resources during call set-up, and exchange network status information. The signaling system selects the optimal route for all video calls, minimizing call costs and performance demands on wide area network resources. Most videoconferencing equipment using industry standard compression technologies also can communicate with the Avistar network.

•	Transport standard independence: Our system automatically selects the appropriate transport standards for transmitting information over the network, to deliver the highest quality video possible and full duplex audio in the most efficient manner. For example, AvistarVOSTM software automatically exchanges information among servers and switches to determine the best network route for video calls, which incorporates all available paths using standards-compliant transmission methods. For the transport of video over a local area network, our system currently uses existing spare Ethernet wires to deliver standards-compliant television quality signals. This method of transport keeps video signals clear without interfering with traffic on the data network, and provides for local area network calls with no incremental communications cost. In a wide area network, Avistar has only slightly lower than television quality for real-time calls and broadcasts, because it uses industry video compression standards across the public telephony network or a customer’s private networks. For the transmission of recorded content on corporate data networks or via the Internet, our system uses standard digital storage formats and transport technologies.

•	Expandable to thousands of users: Because shared resources, such as servers, are attached to the Avistar switch and are managed through the data network, new users and new capabilities can be added without replacing existing infrastructure and simply adding video software and hardware at each desktop. Just as local area network switches and public telephony networks can be linked together without the use of routers, Avistar switches can be similarly linked without the use of video network gateways. As a result, customers can easily add capacity as their needs grow.

•	Evolves with digital technology: Our AvistarVOSTM software is designed to facilitate utilization of all-digital, local area networks, including Internet protocol video transmission, when sufficient bandwidth and quality of service are available. Our system will also maintain compatibility with existing networks. To enable the highest quality video possible today given most customers’ infrastructure, we use circuit switching in the local area network. Nevertheless, our AvistarVOSTM system is designed to enable us to adopt additional Internet protocol-based standards, allowing evolution of the transport of audio and video on the customer’s local area data network.

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

Local Area Network and Wide Area Network Products

•	The Avistar Switch. At the center of each local area network Avistar system is an Avistar switch that supports up to 120 Avistar desktop users and/or conference rooms. The switch connects video calls placed among Avistar desktop and conference room users, and allows those users to access shared resources such as Avistar conference centers, media servers and gateways, as well as television broadcasts and VCRs. Each Avistar switch includes Windows NT-based Avistar server software that provides application services and network management. Additional switches can be connected together in a building or campus to scale to many hundreds or even thousands of users.

•	The Avistar Gateway. Connectivity to the wide area network is provided via the Avistar H.320 and H.323 gateways. The gateways support the H.320 and H.323 video compression standards, using public telephony or TCP/ IP networks or customer’s private network. With our gateways, users across the wide area network can communicate with another Avistar network or with other H.320 and H.323 compliant desktop or room systems.

Server and Software Products

•	The Avistar Conference Center. Our conference center enables multipoint conferences for up to four video sources, with continuous presence that allows all participants to see and hear one another continuously and simultaneously. Multiple conference centers can be installed on each switch to support a corresponding number of simultaneous multi-party calls.

•	The Avistar Media Server. Our media server allows users to create, publish and view video content from any desktop or conference room. Any form of video, including a four-way video call, can be saved on the media server in high quality digital MPEG format. MPEG is the commonly used Moving Pictures Expert Group standard for compressed digital video storage and distribution. Any user can retrieve and replay video at any time from the media server using the desktop Avistar interface or any industry standard MPEG player.

•	The Avistar Broadcast Podium. Our broadcast podium allows Avistar desktop or conference room users to broadcast one-way, real-time presentations to an audience of other Avistar users at both local and remote sites. The broadcast podium allows an individual or a conference call to be broadcast to thousands of users, and, via third party products, to be streamed simultaneously over the Internet.

Internet Protocol-Based Applications

•	Avistar Directory Software. Our directories allow a user to place a video call by simply clicking on a name in the user’s directory of local and remote Avistar users. If the other party is logged-on, our system will route the call to the correct location over the local area network, or over the public telephony lines or the customer’s private network in the wide area. The user can look up addresses in private and global address books, utilize browser style type-in boxes, and access speed-dial direct connect buttons. This server-based directory simplifies administration and allows users to get started quickly without having to manually enter many video phone numbers into their desktop directory.

•	Shareboard® Software. Our Shareboard application allows users to collaborate on graphics, data, or text during a video call. By clicking on the Share button, users are linked to the Shareboard data sharing application. Users can share any application window or image with all conference participants, see all users’ color-keyed pointers and text and paintbrush annotations, and save or print shared images from any desktop or conference room.

•	Avistar Call Reporting System. With our Web-based call reporting system, our customers can track local and wide area network calls logged by each Avistar server. Reports show call details, device usage and calls by user, all viewable from any Web browser. Reports can be customized and stored for future or specialized analysis.

Desktop and Conference Room Client Products

      Avistar Conference. We deliver a complete system that includes all hardware and software components required to video-enable desktops and conference rooms. The standard Avistar two-way desktop system consists of the following hardware components:

•	A high resolution camera with built-in directional microphone;

•	External speakers;

•	A video overlay card for a desktop or conference room that allows video to be viewed from a computer; and

•	A video network interface unit with ports for camera, microphone, speakers, auxiliary video and audio, headset and telephone sets, built in echo-cancellation circuitry and full duplex audio, without requiring a headset.

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

      Avistar Room Systems. We deliver complete video systems for a wide range of room sizes and layouts. We believe that the key advantages of our system are that the interface used in a conference room system is consistent with the interface used on individual desktops, and that it allows for all forms of video-enabled communications: interactive video calling, content creation and publishing, broadcasting and video-on-demand. Therefore, users are familiar with the controls and do not need additional training to operate the room system, nor do they need an additional technician to set-up and connect conference room calls.

      Avistar Digital Viewer. The Digital Viewer allows users to view streaming presentations from any Avistar presentation, Avistar broadcast source or other RealNetworks®/ RealVideo®-format video source. Active presentations can be easily viewed by clicking on a list of available presentations. Users can also view streaming content available over the Internet through their Avistar Digital Viewer.

The Avistar Strategy

      As a pioneer in networked video, our objective is to enhance our leadership position in the enterprise video software industry. To achieve this goal, our strategies are to:

      Target, develop and expand vertical markets. We concentrate on selling our systems into vertical markets, beginning with financial services and manufacturing. Because communities of users in vertical markets collaborate on a regular basis and have similar needs, focusing on individual markets allows us to better understand collaboration patterns and communication needs of these markets, and promotes broad-

based adoption among organizations in these markets. Achieving a higher penetration rate, and thus increasing the number of users within a given community, enhances the “network effect” and related benefits to individual users. In the future, we intend to also offer our applications as hosted services (a “Collaboration Application Service Provider”) in order to further drive penetration, and to provide solutions that address business problems specific to a vertical market. To do this, we plan to implement complete video communication networks and charge on a usage basis.

      Expand the number of users and their usage rapidly, and reduce the total cost of ownership to the enterprise. We believe that our existing customers represent a potentially significant source of revenue as they implement and expand our systems within and beyond their organizations. As customers use our system, we have found that they often encourage other affiliated business units, as well as their clients, suppliers and partners to consider purchasing an Avistar system. In some cases, customers have gone a step further and purchased an Avistar system for their clients in order to improve their relationship with their clients. Further, to drive daily increases in video usage, we collaborate with our customers on applications and new features. To increase user acceptance and network proliferation, we have lowered, and intend to continue to lower, the total cost of ownership to our customers, including the initial purchase price, installation, maintenance and support, and associated communication costs.

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

      Establish Avistar as the “Platform” for integrated collaboration. We believe that our video operating system, or AvistarVOSTM, is a software platform that allows several video and data oriented applications, provided by other companies, to be integrated with Avistar’s application set to provide customers with a much fuller and comprehensive set of collaboration applications. We intend to license the AvistarVOSTM system and its modules to promote such integration, as well as develop partnerships to foster mutually beneficial relationships with a variety of world-class technology and market players. By integrating our software with other best-of-breed technologies, and enabling other innovators to license our intellectual capital, we believe that our AvistarVOSTM software can become the preferred platform for video collaboration. For example, in 2001 we partnered with Syntegra, a consulting and systems integration business of British Telecommunications Inc., to integrate our software with Syntegra’s leading ITS voice trading platform to achieve the seamless integration of voice and video communications directly from the trader’s desktop.

      Establish our technology as the standard for networked video. We believe that our open, standards-based architecture allows us to embrace new technology and increases in the availability of bandwidth, while safeguarding the coherency, serviceability and scalability of our customers’ existing Avistar investments. In order to increase the usage and visibility of our system, we intend to license our extensive intellectual property portfolio. We believe this will support our effort to establish the Avistar architecture as the industry standard for networked video applications. We also intend to continue our efforts to provide the highest quality network access and availability, computer integration and maintainability. We believe our architecture provides a natural migration path as local data networks evolve to support high-bandwidth video transmission with an appropriate quality of service. We will continue to build upon our software-based business model. We will continue to emphasize the software components of our revenue and, over time, and as third party technology becomes more widely available, we intend to de-emphasize the lower margin hardware components of our revenue. We have focused on creating a system that can be easily installed and supported by our customers and partners. Correspondingly, we will continue to outsource more of the manufacturing, final assembly, distribution, installation and support of our system in order to increase the higher margin software and maintenance components of our revenue. In addition, we intend to partner with other companies to expand our application functionality, to utilize our AvistarVOSTM system to manage video hardware endpoints from other companies, and separately license our software technology. For example, in 2001 we introduced the AC500, a fully digital client utilizing a third-party endpoint managed by our AvistarVOSTM software, which integrates into existing Avistar networks.

Customers

      As of December 31, 2001, we have licensed and recognized revenue with respect to over 6,000 users of our customers at approximately 300 sites. These represent 118 cities in 33 countries. Because many of our customers operate on a decentralized basis, decisions to purchase our systems are often made independently by individual business units. As such, a single company may represent several separate accounts. The following is a list of some of the customers that, together with their affiliates, generated the largest portion of our revenue since our inception:

Bank of America
Boeing Corporation
Deutsche Bank AG
Goldman, Sachs & Co.
JP Morgan Chase
UBS Warburg LLC

Each of Deutsche Bank AG, JP Morgan Chase, UBS Warburg LLC and their affiliates, accounted for more than 10% of our revenue for 2001. These entities collectively accounted for 65% of our 2001 revenue.

      International revenue, which consists of sales to customers with operations principally in Western Europe and Asia comprised 47%, 46% and 19% of total revenue for the years ended December 31, 2001, 2000 and 1999, respectively. For the years ended December 31, 2001, 2000 and 1999, respectively, international revenues to customers in the United Kingdom accounted for 21%, 28% and 16%, respectively, of total revenues.

Segment Information

      We operate through two segments:

•	Avistar Communications Corporation engages in the design, development, manufacturing, sale and marketing of networked video communications products.

•	Collaboration Properties, Inc., our wholly owned subsidiary, engages in the development, prosecution, maintenance, support and licensing of the intellectual property used in our system.

      To date, Collaboration Properties, Inc. has not signed any material license agreements.

Sales and Marketing

      Sales. We have a direct sales force in the United States. Our direct sales force consists of regional sales managers and client development managers located in Redwood Shores, California and New York, New York. Regional sales managers have direct responsibility for selling and account management, while client development managers are responsible for system utilization and expansion at customer sites. Sales efforts are supported by a telesales program, which generates qualified leads for the regional sales managers. Our international direct sales force is managed from our office in London, England, and includes regional sales managers and client development managers.

      Marketing. Our marketing efforts are directed towards select vertical markets, with initial emphasis on financial services and manufacturing. We have identified specific collaboration needs for enterprises in each of these vertical markets. We then help our customers understand how our system can satisfy these needs and thereby increase the number of users. We emphasize initiatives to develop market awareness of our system and services as well as increased usage of our installed systems. We also use marketing programs to build our corporate image.

Installation, Maintenance, Training and Support Services

      We provide a wide variety of services for installation and design of Avistar video networks, including workflow analysis to identify patterns of collaboration between workgroups to determine the best configuration of networked resources for the enterprise. We generally install our systems for customers, although in an increasing number of cases, follow-on orders are installed by our customer’s information technology group or their services partner. In the future, we expect installation of additional systems will increasingly be performed by our customers or their services partners.

      Our maintenance services ensure that customers benefit from the latest networked video technology through software upgrades and expedited repair and replacement services. Our customer support center provides voice and video call assistance to Avistar users and administrators throughout the world. On-site support is also available from each of our major regional offices for a separate fee. In addition, training for users is available onsite or at Avistar and for system administrators at Avistar on a for-fee basis.

Backlog

      The estimated backlog of product orders believed to be firm was $2.3 million at December 31, 2001 and $6.9 million at December 31, 2000. The reduction in backlog reflects, in large part, the increasing tendency of our customers to self-install their purchases, rather than scheduling Avistar personnel to perform this task. We expect most of the orders as of December 31, 2001 will be shipped within the first two fiscal quarters of 2002. Backlog is not necessarily indicative of past or future operating results.

Research and Development

      We believe that strong system development capabilities are essential to our strategy. Our research and development efforts focus on enhancing our core technology, developing additional applications, addressing emerging technologies, standards and protocols, and engaging in patent and licensing activities. Our system development team consists of engineers and software developers with experience in video and data networking, voice communications, video and data compression, email and Internet technologies. We believe that our diverse technical expertise contributes to the highly integrated functionality of our system. Research and Development expenses were $5.3 million in 2001, $4.1 million in 2000 and $2.7 million in 1999. We expect to devote a significant amount of our resources to research and development in the foreseeable future.

Manufacturing

      We use contract manufacturers to perform component purchasing and some material assembly. Our operations staff develops manufacturing strategies and qualifies and audits manufacturing processes and suppliers. We work with our contract manufacturers to reduce manufacturing costs and to resolve quality control issues. We believe our manufacturing strategy enables us to utilize the manufacturing capabilities of our contract manufacturers, while allowing us to focus on rapid system development and deployment, software architecture and development of video communication applications. We use third party, commercially available camera components, microphones, speakers and monitors for desktop and room systems, as well as third party compression and decompression components for our gateways.

Intellectual Property and Proprietary Rights

      Our ability to compete, and continue to provide technological innovation depends substantially upon internally developed technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as licensing, non-disclosure and other agreements with our consultants, suppliers, customers and employees, to protect our technology. We believe that other factors such as the technological and creative skills of our personnel, new system developments, frequent system and feature enhancements and reliable system support and maintenance are also essential to maintaining our leadership position in technology.

      We have pursued registration of our key trademarks and service marks in the United States, the United Kingdom and certain other European countries, and intend to pursue additional registration in additional countries where we plan to establish a significant business presence. We own several United States, Canadian and United Kingdom registered trademarks, including the Avistar logo and Shareboard.

      Through Collaboration Properties, Inc., our wholly owned subsidiary, as of December 31, 2001, we held 14 United States patents and 20 non-United States patents and 11 additional United States and non-United States patents had been allowed. The patents that have been issued expire at varying dates between 2013 and 2015. In addition, numerous patent applications are pending in the United States and several other jurisdictions. Specifically, these patent applications, most of which relate to and claim priority from an application originally filed in 1993, currently include both method and apparatus claims. These patents and pending patent applications disclose and/or claim aspects of our analog or digital desktop video conferencing technology, video and multimedia storage technology for messaging and publishing, directory services, and public wide area networking access, switching and architecture. A portion of these technologies is currently utilized in our system. To date, we have focused on expanding our patent portfolio and expediting patent issuance. We plan to continue these efforts and to seek to license our patents to reinforce the adoption of our technology.

      We generally enter into confidentiality, license and nondisclosure agreements with our employees, consultants, prospective customers, licensees, and partners that seek to limit the use and distribution of our proprietary materials, and prohibit reverse-engineering of our proprietary technologies. In addition, we control access to and distribution of our software, documentation, and other proprietary information. Several of our license agreements with our customers require us to place our software source code into escrow. In these cases, these agreements provide that these customers may be entitled to retain copies of the software and will have a limited non-exclusive right to use and/or reproduce, maintain, update, enhance and produce derivative works of the software source code under the terms of the agreements if we fail to cure a contractual breach by us on a timely basis, or if we become the subject of a bankruptcy or similar proceeding.

      We maintain a strong working relationship with vendors whom we identify as key suppliers, and assign preferred provider status to these vendors under agreements that secure ordering and extended warranty rights for us. These agreements also generally include both marketing provisions under which these vendors promote our system, and development forums under which we have an opportunity to participate in the vendor’s development plans to include features and functions that are favorable to us.

Competition

      The market for video collaboration products and systems is highly competitive and fragmented. Until recently, the market has been slow to develop, and primarily consisted of room-based conferencing systems. As a result of advances in technology, increases in communications capability, and reductions in communications costs in the past several years, the market is now characterized by many competitors, rapidly changing technology, evolving user needs, developing industry standards and protocols and the frequent introduction of new products and services. Within the market for video collaboration products and systems, we compete primarily with Polycom Inc., Tandberg Inc. and VCON Telecommunications Ltd.

      We believe that the principal factors affecting competition in our markets include:

•	product features, functionality and scalability;

•	product quality and performance;

•	product reliability and ease of installation;

•	use of open standards;

•	quality of service and support;

•	company reputation and size; and

•	price and overall cost of ownership.

      Currently, our principal competitors are companies that provide products and services in specific areas where we offer our integrated system, such as:

•	room-based point-to-point video communication products;

•	desktop video communications products;

•	broadcast video products;

•	video retrieval and viewing products; and

•	desktop content creation products.

      While a number of companies have marketed applications that enable users to use individual features similar to our system, we do not believe that any single competitor currently offers a fully integrated system that competes with all the features of our system. We believe these companies in many cases can also represent complementary opportunities to extend the reach of an Avistar system by potentially expanding the market for video networking.

      We expect competition to increase significantly in the future from existing providers of specialized video communications products, and from companies that may enter our existing or future markets, possibly including major telephone companies or communications equipment providers. These companies may develop similar or substitute solutions, which may be less costly or provide better performance or functionality than our systems. A number of our existing and potential competitors have longer operating histories, significantly greater financial, marketing, service, support, technical and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our current or potential competitors have well-established relationships with our current and potential customers, and have extensive knowledge of our industry. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. To be successful, we must continue to respond promptly and effectively to the challenges of developing customer requirements, technological change and competitors’ innovations. Accordingly, we cannot predict what our relative competitive position will be as the market evolves for video collaboration products and services.

Employees

      As of December 31, 2001, we had 79 employees, including personnel dedicated to research and development, customer services, including installation and support services, sales and marketing, and finance and administration. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing, and senior management personnel, none of whom is obligated to remain with us by an employment agreement. The loss of the services of one or more of our key employees could harm our business.

Executive Officers

      Our officers and their ages as of December 31, 2001 are as follows:

Name	Age	Position

Gerald J. Burnett	59	Chairman of the Board and Chief Executive Officer
William L. Campbell	53	Vice Chairman, and Executive Vice President and Secretary
Robert J. Habig	47	Chief Financial Officer
J. Chris Lauwers	41	Chief Technology Officer
James P. Hughes	41	President
Bruce Gallaher	40	Chief Marketing Officer
Stephen F. Arisco	43	Vice President, Operations and Customer Support

      Gerald J. Burnett is one of our founders and has been Chairman of our Board of Directors, and our Chief Executive Officer since March 2000. He has been a director of Collaboration Properties since December 1997.

He served as Chief Executive Officer of Avistar Systems from December 1998 until March of 2000. From 1993 to 1997, he was a director of Avistar Systems or a principal of its predecessor limited partnership. He is a member of the Corporation (Board of Trustees) of the Massachusetts Institute of Technology. Dr. Burnett holds a B.S. and an M.S. from the Massachusetts Institute of Technology in electrical engineering and computer science, and a Ph.D. from Princeton University in computer science and communications.

      William L. Campbell is one of our founders and has been a member of our Board of Directors and our Executive Vice President since March 2000. He has been our Corporate Secretary since June 2001 and served as our Chief Financial Officer from April 2001 to May 2001. He has been Chairman, President and Chief Executive Officer of Collaboration Properties since December 1997. Mr. Campbell holds a B.S. in general engineering from the U.S. Military Academy and an M.S. in management from the Sloan School of the Massachusetts Institute of Technology.

      Robert J. Habig has been our Chief Financial Officer since May 2001. Previously, he served as Chief Financial Officer at Think3, Inc., a private computer-aided design software company from March 1999 to February 2001, as Chief Financial Officer at CrossWorlds Software, an enterprise software company from July 1998 to June 1999, as Executive Vice President at First Data Corporation, a financial transactions processing company, from May 1997 to June 1998, as Chief Financial Officer at Allied Signal Corporation, an automotive, aerospace and chemical manufacturing company from 1994 to 1997, and held various positions with PepsiCo from 1979 to 1994. He holds an M.B.A. from the Simon Graduate School of Business at the University of Rochester and a B.A. in economics and business from Lafayette College.

      J.Chris Lauwers has been our Chief Technology Officer since February 2000. He served as our Vice President of Engineering of Avistar Systems from 1994 to 2000. He previously served as Principal Software Architect at Vicor Inc., a private e-business product solutions and engineering consulting company, from 1990 to 1994, and as a research associate at Olivetti Research Center from 1987 to 1990. He holds a B.S. in electrical engineering from the Katholieke Universiteit Leuven of Belgium. He also holds an M.S. and a Ph.D. in electrical engineering and computer science from Stanford University.

      James P. Hughes has been our President since July 2001. Previously, he served as President of Avistar Systems from January 2000 to July 2001, and Vice President of Sales of Avistar Systems from 1994 to 2000. From 1991 through 1993, he served as Director of Business Development at Aurum Software, Inc., a business software and services company. Mr. Hughes holds a B.S. and an M.B.A. in Marketing from the University of Santa Clara.

      Bruce D. Gallaher has been our Chief Marketing Officer since June 2001. Before joining us, he co-founded Greenlight.com in August 1999 (the company was subsequently acquired by Carsdirect.com in February 2001). Mr. Gallaher was the co-founder of Petstore.com from September 1998 to June 1999. Previously, Mr. Gallaher held management positions at Zip2, a private media technology company from March 1997 to December 1998, Nissan North America from December 1990 to March 1997, The Boston Consulting Group from September 1988 to December 1990, and General Dynamics Space Systems from September 1983 to July 1986. He holds a B.S. in mechanical engineering from the University of Washington and an M.B.A. from Stanford University.

      Stephen F. Arisco has been our Vice President of Operations and Customer Service since February 2000. He previously served as Director of Operations and Customer Service of Avistar Systems from December 1997 to January 2000. From 1987 through December 1997, he was Director of Customer Service and Operations at TRW Financial Systems, a systems integration company. He holds a certificate of study from H.C. Wilcox Vocational Technical School and an associate degree from Diablo Valley College.

Item 2.     Properties

      Our corporate headquarters are located in Redwood Shores, California, where we occupy approximately 17,000 square feet under a lease that expires in September 2003. We believe that this facility will be sufficient to meet our needs through the next 12 months. In addition, we lease a total of approximately 18,000 square feet of office space in Palo Alto, California; Incline Village, Nevada; New York, New York; Dallas, Texas; and

London, England. The Palo Alto facility is a distribution warehouse for inventory, with final assembly and test capabilities.

Item 3.     Legal Proceedings

      We are not currently involved in any material litigation.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been traded on the NASDAQ National Market under the symbol “AVSR” since August 17, 2000. Prior to such time, there was no public market for our Common Stock. The following table sets forth for the period indicated the high and low closing sale prices for our common stock, as reported by the NASDAQ National Market.

	Year Ended		Year Ended
	December 31,		December 31,
	2001		2000

	High	Low	High	Low

First Quarter	$7.59	$1.00	N/A	N/A
Second Quarter	$2.99	$1.26	N/A	N/A
Third Quarter	$2.80	$1.30	$12.00	$5.88
Fourth Quarter	$2.90	$1.95	$7.50	$3.69

      On December 31, 2001, the last reported sale price of our common stock on the NASDAQ National Market was $2.00 per share. As of December 31, 2001 there were 78 holders of record of our common stock.

Dividend Policy

      We have never paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future.

Item 6.     Selected Financial Data

      The selected combined and consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined and consolidated financial statements and notes thereto. The selected statements of operations data for the years ended December 31, 2001, 2000 and 1999, and the selected balance sheet data as of December 31, 2001 and 2000, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this annual report on Form 10-K. The selected statement of operations data for the years ended December 31, 1997 and 1998 and the selected balance sheet data as of December 31, 1997, 1998, and 1999 is derived from our financial statements not included in the annual report on Form 10-K. Prior to 1998, we did not have any common stock outstanding because we were organized as Avistar Systems, Limited Partnership, our predecessor. Accordingly, no per share data have been presented for the period prior to 1998. In our opinion, the audited financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Statements of Operations Data
Revenue:
Product	$11,366	$16,925	$6,146	$3,342	$3,196
Services, maintenance and support	4,830	4,489	3,227	1,786	1,861

Total revenue	16,196	21,414	9,373	5,128	5,057

Cost of revenue:
Product	4,961	7,287	3,190	1,959	2,661
Services, maintenance and support	2,683	2,167	1,697	1,443	2,354

Total cost of revenue	7,644	9,454	4,887	3,402	5,015

Gross margin	8,552	11,960	4,486	1,726	42

Operating expenses:
Research and development	5,280	4,123	2,718	3,348	3,347
Sales and marketing	6,066	5,627	3,649	3,152	2,513
General and administrative	5,002	4,283	2,872	2,289	1,182
Amortization of deferred stock compensation	898	2,049	618	—	—

Total operating expenses	17,246	16,082	9,857	8,789	7,042

Loss from operations	(8,694)	(4,122)	(5,371)	(7,063)	(7,000)

Other income (expenses):
Interest expense	(2)	(1,184)	(972)	(276)	(2,394)
Interest income	758	650	54	1	1
Other, net	—	—	(40)	(286)	(288)

Total other income (expense)	756	(534)	(958)	(561)	(2,681)

Loss before provision for (recovery from) income taxes	(7,938)	(4,656)	(6,329)	(7,624)	(9,681)

Provision for (recovery from) income taxes	(19)	15	$21	$17	$22

Net Loss	$(7,919)	$(4,671)	$(6,350)	$(7,641)	$(9,703)

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Beneficial conversion related to convertible preferred stock		$(37,783)

Net loss attributable to common stockholders	$(7,919)	$(42,454)	$(6,350)	$(7,641)	$(9,703)

Net loss per share — basic and diluted	$(0.31)	$(4.46)	$(54.27)	$(86.83)	N/A

Weighted average shares used in calculating basic and diluted net loss per share	25,168	9,510	117	88	N/A

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$7,455	$21,660	$6,232	$139	$15
Short-term investments	5,831	—	—	—	—
Working capital (deficit)	14,039	21,423	1,656	(2,881)	(910)
Total assets	19,265	28,303	10,523	2,768	4,333
Notes payable and accrued interest due to related parties
Current portion	—	—	2,533	1,300	429
Noncurrent portion	—	—	9,190	5,152	—
Preferred stock	—	—	17	16	16
Stockholders’ equity (deficit)	15,041	21,764	(6,997)	(7,609)	36

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated and Combined Financial Statements and Notes thereto included elsewhere in this report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” and elsewhere in this report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

      Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report on Form 10-K to conform our prior statements to actual results.

Overview

      We operate through two segments. Avistar Communications engages in the design, development, manufacturing, sale and marketing of networked video communications products, and associated support services, and Collaboration Properties, our wholly owned subsidiary, engages in the development, prosecution, maintenance, support and licensing of the intellectual property used in our system.

      In July 2001, the Board of Directors of Avistar Communications and the board of directors of Avistar Systems, a wholly owned subsidiary of Avistar Communications, approved the merger of Avistar Systems with and into Avistar Communications. The merger was completed in July 2001.

      We operate on a 52-week fiscal year ending December 31. Our Consolidated and Combined Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions (see Note 2 to the Consolidated and Combined Financial Statements).

Revenue

      We derive product revenue principally from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. In addition, we derive revenue from fees for installation, maintenance, support and training services. As a percentage of total revenue, product revenue was 70% in 2001 and 79% in 2000.

      We recognize revenue from product sales when all of the following conditions are met: the product has been shipped, an arrangement exists with the customer at a fixed price and we have the right to invoice the customer, collection of the receivable is probable and we have fulfilled all of our material contractual obligations to the customer. When we provide installation services, the product and installation revenues are recognized upon completion of installation, and when customer acceptance is received, subject to the satisfaction of the revenue recognition criteria described above. The price charged for maintenance and/or support services is stipulated in the customer contract and is based on a percentage of product revenue. Customers have the option to renew the maintenance and/or support services in subsequent periods. Training services are offered independently of the purchase of product. The value of these training services is determined based on the price charged when such services are sold separately, and the related revenue is recognized upon performance of the service.

      To date, a significant portion of our revenue has resulted from sales to a limited number of customers. For the year ended December 31, 2001, we recorded revenue of approximately $10.5 million, or 65% of total revenue, from our three customers and their affiliates who generated greater than 10% of our total revenue. For the year ended December 31, 2000, we recorded revenue of approximately $17.1 million, or 80% of total revenue, from our four customers and their affiliates who generated greater than 10% of our total revenue. We anticipate that our revenue and, therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers. As a result, the loss or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

      International revenue, which consists of sales to customers with operations principally in Western Europe and Asia comprised 47%, 46% and 19% of total revenue for the years ended December 31, 2001, 2000 and 1999, respectively. For the years ended December 31, 2001, 2000 and 1999, respectively, international revenues to customers in the United Kingdom accounted for 21%, 28% and 16%, respectively, of total revenue.

Cost of Revenue

      Our cost of revenue consists primarily of the cost of software and hardware, including compensation and third party components, the cost of compensation for installation, maintenance, support and training personnel, and other costs related to facilities and office equipment for professional services, technical support and training personnel. We recognize product costs as revenue is recorded, and costs of installation, maintenance, support and training services as we incur those expenses.

Operating Expenses

      We generally recognize our operating expenses as we incur them in three operational categories: research and development, sales and marketing, and general and administrative. Our operating expenses also include amortization of our deferred stock compensation charges related to stock options. These charges are amortized over the service period of the options, generally four years. Our research and development expenses consist primarily of compensation expenses for our personnel, patent and licensing costs and, to a minor extent, independent contractors. We expense all patent and licensing costs as we incur them. Our sales and marketing expenses consist primarily of compensation, commissions and travel expenses, along with other internal and outside marketing expenses. Our general and administrative expenses consist primarily of compensation for our administrative and financial personnel, and a number of non-allocable costs, including insurance, professional fees, legal fees, accounting fees and provision for doubtful accounts.

      We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities, based upon the number of employees assigned to each of these areas. These allocated charges include facilities rent, utilities and depreciation/amortization expense for property and equipment.

      The non-cash deferred stock compensation charge relates to stock options issued to employees, and represents the difference between the exercise price of options granted to acquire our shares of common stock during the period, and the deemed fair value for financial reporting purposes of our shares of common stock on the measurement date, which is the same as the date of grant of those options. Based on the outstanding options at December 31, 2001, we anticipate recording charges of approximately $400,000 in 2002 and $100,000 in 2003 to record the remainder of the costs associated with these grants. Future compensation expense may be decreased in a period of forfeiture for any accrued but unvested compensation arising from the early termination of an optionholder’s services.

Interest Income and Expenses

      We generate interest income by investing our cash balances. As of December 31, 2001, we had $0.1 million in bank overdraft, with no other short-term or long-term debt.

Income Taxes

      We have made no provision for and have received no benefit from United States Federal income taxes for any period due to our operating losses. The provision for (recovery from) income taxes relates to foreign tax. We provided for income taxes for our subsidiary in the United Kingdom (ASUK) of approximately $15,000 and $21,000 in 2000 and 1999, respectively. In 2001, we had a recovery of approximately $19,000 for taxes previously expensed at ASUK. As of December 31, 2001, we had $6.7 million and $0.6 million of net operating loss carry-forwards for United States Federal and state income tax purposes, respectively, which expire beginning on various dates through the year 2020. Our use of these net operating losses may be limited in future periods. We have recorded no tax benefits related to possible utilization of these losses in future periods.

Valuation of Accounts Receivable

      Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, current trends and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. We also look at current trends in the credit quality of our customer base. If the estimate for bad debts was understated, our operating income could be significantly reduced. As of December 31, 2001, approximately 49% of accounts receivable were concentrated with two customers. As of December 31, 2000, approximately 80% of accounts receivable were concentrated with four customers.

Valuation of Inventories

      We currently record a reserve for obsolete or excess inventory for models that are no longer manufactured, or are at risk of being replaced with new versions of our product. In determining the allowance for obsolete or excess inventory, we look at our forecasted demand versus quantities on hand and committed. If the estimate for obsolete or excess inventory was understated, our operating income could be reduced.

Results of Operations

      The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue

	Year Ended December 31,

	2001	2000	1999

Revenue:
Product	70.2%	79.0%	65.6%
Services, maintenance and support	29.8	21.0	34.4

Total revenue	100.0	100.0	100.0

Cost of revenue:
Product	30.6	34.0	34.0
Services, maintenance and support	16.6	10.1	18.1

Total cost of revenue	47.2	44.1	52.1

Gross margin	52.8	55.9	47.9

Operating expenses:
Research and development	32.6	19.3	29.0
Sales and marketing	37.5	26.3	38.9
General and administrative	30.9	20.0	30.7
Amortization of deferred stock compensation	5.5	9.6	6.6

Total operating expenses	106.5	75.1	105.2

Loss from operations	(53.7)	(19.2)	(57.3)

Other income (expense):
Interest expense	—	(5.5)	(10.4)
Interest income	4.7	3.0	0.6
Other, net	—	—	(0.4)

Total other income (expense), net	4.7	(2.5)	(10.2)

Loss before provision for (recovery from) income taxes	(49.0)	(21.7)	(67.5)

Provision for (recovery from) income taxes	(0.1)	0.1	0.2

Net loss	(48.9)%	(21.8)%	(67.7)%

Net loss attributable to common shareholders	(48.9)%	(198.3)%	(67.7)%

Comparison of 2001, 2000 and 1999

Revenue

      Total revenue decreased by 24% in 2001 from $21.4 million for 2000 to $16.2 million for 2001. The decrease in total revenue in 2001 relative to the prior year was due to lower product sales. Lower product sales in 2001 were due in large part to the general slowdown experienced in the economy in 2001, resulting in constrained budgets and delayed procurement decisions by existing and potential customers. For 2001, three customers accounted for 65% of our total revenue. For 2000, four customers accounted for 80% of our total revenue. The level of sales to any customer may vary from quarter to quarter and year to year. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period. The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

      Total revenue increased by 128% in 2000 from $9.4 million for 1999 to $21.4 million for 2000. The increase in total revenue in 2000 relative to 1999 was due primarily to increased product and services sales to an increased customer base.

Cost of Revenue

      Cost of revenue declined by 19% in 2001 from $9.5 million for 2000 to $7.6 million for 2001. Cost of revenue decreased during 2001 relative to the prior year primarily due to a reduction in product revenue, offset partially by increased costs associated with service revenue.

      Cost of revenue increased by 93% in 2000 from $4.9 million for 1999 to $9.5 million for 2000. The increase in cost of revenue in 2000 relative to 1999 was due to higher product revenue and the addition of personnel to support increased service revenue.

Gross Margin

      Gross margin as a percentage of revenue decreased in 2001 from 56% for 2000 to 53% for 2001. This decrease in gross margin as a percentage of revenue for 2001 relative to the prior year was due to higher service revenue as a percentage of total revenue for 2001, which generally carry a lower margin than product revenue, as well as the lower overall revenue base, which provided less coverage of the fixed components of the cost of sales.

      Gross margin as a percentage of revenue increased in 2000 from 48% for 1999 to 56% for 2000. The increase in gross margin as a percentage of revenue for 2000 relative to 1999 was primarily due to lower product component costs and the allocation of certain fixed overhead costs over a larger service revenue base in 2000 as compared to 1999.

Operating Expenses

      Research and development. Research and development expenses increased by 28% in 2001 from $4.1 million for 2000 to $5.3 million for 2001. This increase in research and development expenses in 2001 relative to the prior year was primarily due to the hiring of research and development personnel in the first half of 2001, and increases in personnel related expenses, reflecting increased costs for new product development and enhancements to existing products. Research and development expenses increased by 52% in 2000 from $2.7 million for 1999 to $4.1 million for 2000. The increase in research and development expenses in 2000 relative to 1999 was due to significant increases in personnel and personnel related expenses and increased prototype and development expenses, reflecting higher costs for new product development and enhancements to existing products.

      Sales and marketing. Sales and marketing expenses increased by 8% in 2001 from $5.6 million for 2000 to $6.1 million for 2001. This increase in sales and marketing expenses in 2001 relative to the prior year was due to increased personnel and personnel related costs caused by the hiring of additional sales and marketing staff in the first half of 2001, and higher marketing program costs and related expenses, offset by a decrease in commission expenses in 2001. Sales and marketing expenses increased by 54% in 2000 from $3.6 million for 1999 to $5.6 million for 2000. The increase in sales and marketing expenses in 2000 relative to 1999 was due to increased personnel and personnel related costs resulting from the hiring of additional sales and marketing personnel, higher sales commission expenses, and higher marketing program costs.

      General and administrative. General and administrative expenses increased by 17% in 2001 from $4.3 million for 2000 to $5.0 million for 2001. This increase in general and administrative expenses in 2001 relative to the prior year was a result of increased outside professional services expenses and other expenses required of a public company. General and administrative expenses increased by 49% from $2.9 million in 1999 to $4.3 million in 2000. This increase in general and administrative expenses for 2000 relative to 1999 was a result of the hiring additional personnel, increased outside professional services expenses and other expenses required to support an increased scale of operations.

      Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased by 56% in 2001 from $2.0 million for 2000 to $0.9 million for 2001. The decrease in amortization of deferred stock compensation in 2001 relative to 2000 was due to the achievement of full vesting for a number of option grants. Amortization of deferred stock compensation increased by 232% in 2000 from $0.6 million for 1999 to $2.0 million for 2000. The increase in amortization of deferred stock compensation in 2000 relative to 1999 was due to the increase in stock options granted at prices below fair market value during the year ended December 31, 2000.

      Other expenses, net. Other expenses, net changed from a net expense of $0.5 million for 2000 to a net income of $0.8 million for 2001. The change in other expenses, net in 2001 relative to the prior year was due to lower interest expenses in 2001 due to the retirement of debt, and higher interest income in 2001 due to an increased balance of cash and cash equivalents, and short-term investments. Other expenses, net decreased from a $1.0 million net expense for 1999 to a $0.5 million net expense for 2000 due to lower interest expense due, in turn, to the retirement of debt and higher interest income resulting from an increased balance of cash and cash equivalents from our initial public offering in August 2000.

Liquidity and Capital Resources

      We had cash and cash equivalents of $7.5 million as of December 31, 2001 and $21.7 million as of December 31, 2000. For 2001, we had an overall net cash outflow of $14.2 million resulting primarily from net cash used in operations of $8.0 million, net purchases of short-term investments of $5.8 million, and purchases of property and equipment of $0.8 million. The net cash used in operations primarily reflected a net loss of $7.9 million, a decrease in accounts payable of $1.4 million and a decrease in deferred revenue and customer deposits of $0.9 million, but was partially offset by stock compensation expense of $0.9 million, a decrease in accounts receivable of $0.9 million, and a decrease in inventories of $1.1 million. The cash outflows associated with the net loss, reduced inventories and reduced accounts receivable reflect the smaller scale of our business in 2001 relative to 2000.

      For 2000, we had an overall net cash inflow of $15.4 million that resulted primarily from net cash provided by financing activities of $17.7 million, partially offset by net cash used in operations of $2.2 million. The net cash provided by financing activities of $17.7 million included proceeds from our initial public offering of common stock totaling $31.3 million, net of fees and expenses, but was offset primarily by payment on our line of credit of $2.0 million and notes payable to related parties of $12.6 million. The net cash used in operations of $2.2 million included primarily a net loss of $4.7 million, an increase in accounts receivable of $1.7 million, and an increase in inventories of $0.6 million, but was partially offset by the amortization of stock compensation expense of $2.0 million, an increase in accounts payable of $0.8 million, an increase in deferred revenue of $0.8 million, and an increase in accrued liabilities and other of $1.1 million.

      For 1999, we had a net cash inflow of $6.1 million which resulted primarily from net borrowings from related parties of $5.2 million, proceeds from issuance of Series B preferred stock of $6.3 million, and proceeds from borrowings under a line of credit of $2.0 million, partially offset by a net cash outflow from operations of $7.3 million. The net cash outflow from operations of $7.3 million resulted primarily from a net loss of $6.4 million, an increase in accounts receivable of $0.7 million and an increase in inventories of $0.7 million, but was partially offset by amortization of deferred compensation of $0.6 million.

      Under a line of credit we obtained prior to 1999, we had $2.0 million outstanding at December 31, 1999. We incurred a total of $82,000 in interest expense on this line of credit during both 2000 and 1999, at average interest rates of 15% and 19%, respectively. This line of credit was retired using a portion of the proceeds from a $4.0 million one-year line of credit we obtained from another financial institution in June 2000. This replacement line of credit was subsequently repaid and retired in December 2000 with a portion of our proceeds from our initial public offering in August 2000. No interest expense was incurred during the year ended December 31, 2001. We had no outstanding borrowings at December 31, 2001 from our previous lines of credit.

      On February 27, 2002, we entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million as a revolving line of credit and $0.5 million as an equipment term loan. The first

$1.0 million of the revolving line is available on a non-formula basis, and the remainder is limited to 80% of our eligible accounts receivable. The equipment term loan is limited to 100% of the purchase price of eligible equipment. As collateral under this Loan and Security Agreement, we granted a first priority interest in all our assets, excluding intellectual property. The revolving line of credit, which expires on February 26, 2003, and the equipment term loan, which expires on November 30, 2004, require certain covenants to be met, including maintenance of a $3.0 million balance at the financial institution, and interest on borrowed amounts is payable at prime plus 0.25%. As of the date we filed this report with the Securities and Exchange Commission, we did not have any outstanding borrowings under this line of credit and we were eligible to borrow up to $1.7 million under the line of credit. Because our accounts receivable fluctuate from time to time as we invoice customers and customers pay their invoices, the available borrowings under this line of credit will fluctuate. We cannot assure you that we will have sufficient accounts receivable to satisfy our borrowing needs to any given time.

      We currently believe that existing cash and cash equivalents balances and short-term investments and available borrowings under the Loan and Security Agreement will provide us with sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our expansion of product development efforts and the success of these development efforts, the costs and timing of our expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of revenue, and other factors, all of which impact our ability to achieve and maintain profitability. If we fail to achieve our plan of generating positive cash flow from operations over the next 12 months, we may be required to raise additional funds, and additional financing may not be available on favorable terms, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, and results of operations. If additional funds are raised through the issuance of equity securities, our net tangible book value per share may decrease, the percentage ownership of then current stockholders may be diluted, and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 establishes a single accounting model for long-lived assets to be disposed off and replaces SFAS No. 121 and APB Opinion No. 30. The provisions of this statement are effective beginning with fiscal years starting after December 15, 2001. Management believes the adoption of SFAS 144 will not have a material effect on our financial statements. We adopted SFAS 144 on January 1, 2002.

Factors Affecting Future Operating Results

Our market is in the early stages of development and our system may not be widely accepted.

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

      We incurred a net loss of $7.9 million for 2001, $4.7 million for 2000 and $6.4 million for 1999. As of December 31, 2001, our accumulated deficit was $64.6 million. Our revenue may not increase, or even remain at its current level. In addition, we expect our operating expenses may increase significantly as we develop and expand our business in the future. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers. If our expenses increase more rapidly than our revenue, we may never become profitable. Furthermore, we will record additional amortization of deferred stock compensation in connection with options that we granted in 1999 and 2000. This amortization, although declining, will further decrease our ability to become profitable.

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

      Recently, economic growth in the United States has slowed to the point where industries are delaying or reducing technology purchases. This tendency may be further aggravated by the events of September 11, 2001. If our customers delay ordering our products, we will fall short of our revenue expectations for 2002 and beyond. These conditions have negatively affected our business in 2001 and will in the future if these conditions persist. For example, we experienced a decline in product revenue during 2001 relative to 2000. The outlook for the video communications industry is uncertain and it is very difficult to predict how long the current slowdown will last, or whether we will be materially adversely affected by such continued slowdown. Slower growth among our end-user customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all could have a material adverse effect on our capital resources, financial condition and results of operations.

Our lengthy sales cycle to acquire new customers or large follow-on orders may cause our quarterly operating results to vary significantly and make it more difficult to forecast our revenue.

      We have generally experienced a product sales cycle of four to nine months for new customers or large follow-on orders due to the time needed to educate potential customers about the uses and benefits of our system, and the significant investment decisions that our prospective customers must make when they decide to buy our system. Many of our prospective customers have neither budgeted expenses for networked video communications systems nor personnel specifically dedicated to the procurement, installation or support of these systems. As a result, our customers spend a substantial amount of time before purchasing our system, performing internal reviews and obtaining capital expenditure approvals. Current economic conditions have contributed to additional deliberation, and consequent delay in the sales cycle.

      Our lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our operating results to vary significantly from quarter to quarter and year to year. This makes it difficult for us to forecast revenue and could cause volatility in the market price of our common stock. A lost or delayed order could result in lower revenue than expected in a particular quarter or year.

Since a majority of our revenue has come from follow-on orders, our financial performance could be harmed if we fail to obtain follow-on orders in the future.

      Our customers typically place limited initial orders for our networked video communications system, which allows them to evaluate its usefulness and value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Revenue generated from follow-on orders accounted for approximately 91% and 96% of our revenue in the year ended December 31, 2001 and 2000, respectively. Current economic conditions have led to decreases in our clients’ capital spending, and we have experienced a decrease in the size of follow-on orders. Our future financial performance depends on successful initial installations of our system and successful generation of follow-on orders. If our system does not meet the needs and expectations of customers who order our system, we may not be able to generate follow-on orders.

Because we depend on a few customers for a majority of our revenue, the loss of one or more of them could cause a significant decrease in our revenue.

      We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank, JP Morgan Chase and UBS Warburg LLC and their affiliates. Collectively, these customers accounted for 65% of our revenue in the year ended December 31, 2001 and, together with Goldman, Sachs & Co., 80% of our revenue in the year ended December 31, 2000. We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue. As of December 31, 2001, approximately 49% of our accounts receivable were concentrated between two customers who represented greater than 10% of our total accounts receivable balance. As of December 31, 2000, approximately 80% of our accounts receivable were concentrated among four customers who represented greater than 10% of our total accounts receivable balance.

      The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could cause our revenue and, therefore, any profits we may make to decline, or our losses to increase. Because we currently depend on a limited number of customers with lengthy budgeting cycles and unpredictable buying patterns, our revenue from quarter to quarter or year to year may be volatile. Adverse changes in our revenue or operating results as a result of these budgeting cycles, or any other reduction in capital expenditures by our large customers, could substantially reduce the trading price of our common stock.

We may not be able to modify our products in a timely and cost effective manner to respond to technological change.

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

      Our system is designed to work with a variety of hardware and software configurations and data networking infrastructures used by our customers. The majority of these customer networks rely on Microsoft Windows NT servers. However, our software may not operate correctly on other hardware and software platforms or with other programming languages, database environments and systems that our customers use. Also, we must constantly modify and improve our system to keep pace with changes made to our customers’ platforms, data networking infrastructures, and their evolving ability to transport video and other applications. This may result in uncertainty relating to the timing and nature of our new release announcements, introductions or modifications, which in turn may cause confusion in the market, with a potentially harmful effect on our business. If we fail to promptly modify or improve our system in response to evolving industry standards or customers’ demands, our system could become obsolete, which would harm our financial condition and reputation.

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

      We recognize revenue upon the installation of our system in those cases where we are responsible for installation, which often entails working with sophisticated software and computing and communications systems. If we experience difficulties with installation, or do not meet deadlines due to delays caused by our customers or ourselves, we could be required to devote more customer support, technical and other resources to a particular installation. If we have difficulty installing our products for new or existing customers or such installation requires significant amounts of our professional services support, our revenue recognition could be delayed, our costs could increase, and our margins could suffer.

Competition could reduce our market share and decrease our revenue.

      Currently, our competition comes from many other kinds of companies, including communication equipment providers, integrated solution providers, broadcast video providers and stand-alone point solution providers. Within the video-enabled network communications market, we compete primarily against Polycom, Inc., Tandberg and VCON. The market in which we operate is highly competitive and fragmented, and we expect competition to increase significantly in the future. In addition, because our industry is new and one which is characterized by rapid technological change, evolving user needs, developing industry standards and protocols, and the frequent introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market.

      We expect competition to increase in the future from existing competitors and from new market entrants with products that may be less expensive than ours or that may provide better performance or additional features not currently provided by our products. Many of our current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements.

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

      We regard our system as open but proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as licensing, non-disclosure and other agreements with our consultants, suppliers, customers and employees. However, these laws and agreements provide only limited protection of our proprietary rights. In addition, we may not have signed agreements in every case, and the contractual provisions that are in place and the protection they produce may not provide us with adequate protection in all circumstances. Although we hold patents and have filed patent applications covering some of the inventions embodied in our systems, our means of protecting our proprietary rights may not be adequate. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization and without our detection. A third party may also develop similar technology independently, without infringing upon our patents and copyrights. In addition, the laws of some countries in which we sell our system may not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our system could harm our business, financial condition or results of operations.

Infringement claims could require us to expend significant financial and managerial resources.

      A third party could claim that our technology infringes upon its proprietary rights. As the number of software systems in our target market increases and the functionality of these systems overlap, we believe that the number of infringement suits filed by software developers may increase. Although we have no knowledge that our system infringes the proprietary rights of any third parties, we could nevertheless be sued in the future for infringement. Defending against any infringement claims, even those that are not meritorious could result in the expenditure of significant financial and managerial resources. In addition, if we are found liable for infringement, we may have to pay damages or royalties to a third party, and may not be able to continue offering that portion of our system that is found to be infringing. Redesigning our system components to avoid any alleged or actual infringement could result in the expenditure of significant financial and managerial resources and diminish the value of our system, which could harm our business, financial condition or results of operations.

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

      We depend on outside contract manufacturers to produce components of our systems. Most of our compression and decompression product, or gateway product, is currently supplied by a single source, Tandberg, Inc. In addition, we depend on various third party suppliers for the cameras, microphones, speakers and monitors that we install at desktops and in conference rooms as a part of each video communications network system. Two of these contract manufacturers, SAE Materials Inc. and Pacific Corporation are single source suppliers for key components of our products. Our reliance on these third parties involves a number of risks, including:

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

If these manufacturers or suppliers cease to provide us with the assistance or the components necessary for the operation of our business, we may not be able to identify alternate sources in a timely fashion. Any transition to alternate manufacturers or suppliers would likely result in operational problems and increased expenses, and could cause delays in the shipment of, or otherwise limit our ability to provide our products. In the case of the gateway component, we believe a delay could be several months or more. We cannot assure that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms or at all. Any disruption in product flow may limit our revenue, seriously harm our competitive position, or result in additional costs, or cancellation of orders by our customers.

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

      To increase our revenue, we must increase the size of our direct sales force and add indirect distribution channels, such as systems integrators or value-added resellers, or effect sales through our customers. If we are unable to increase our direct sales force or add indirect distribution channels, our future revenue growth may be limited and our future operating results may suffer. There is intense competition for sales personnel in the communications marketplace and we cannot assure you that we will be successful in attracting, integrating, motivating and retaining new sales personnel. Furthermore, it can take several months before a new hire becomes a productive member of our sales force. The failure of new salespeople to develop the necessary skills in a timely manner could reduce our revenue growth.

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

      As of December 31, 2001, we had 79 employees, down from 93 employees as of December 31, 2000. We expect to hire a number of new employees in the future to support our business. If we are unable to manage our growth effectively, our business, financial condition and results of operations could be harmed.

      We need to attract and retain highly skilled technical and managerial personnel for whom there is intense competition. If we are unable to attract and retain qualified technical and managerial personnel, our results of operations could suffer and we may never achieve profitability. The failure of new personnel to develop the necessary skills in a timely manner could harm our business.

Our plans call for growth in our business, and our inability to manage this growth could harm our business.

      Failure to achieve or manage growth effectively will harm our business, financial condition and operating results. Furthermore, in order to remain competitive or to expand our business, we may find it necessary or desirable to acquire other businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, to finance the acquisition or to integrate the acquired businesses, products or technologies into our existing business and operations. In addition, completing a potential acquisition and integrating an acquired business may strain our resources and require significant management time.

Our international operations expose us to potential tariffs and other trade barriers, unexpected changes in foreign regulatory requirements and laws, and economic and political instability, as well as other risks that could adversely affect our results of operations.

      International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 47%, 46% and 19% of total revenue for the years ended December 31, 2001, 2000 and 1999, respectively. Some of the risks we may encounter in conducting international business activities generally could include the following:

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

      The securities markets have experienced significant price and volume fluctuations, and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions have, and may continue to reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. The market price of our common stock on the NASDAQ National Market ranged from a low close value of $1.00 to a high of $7.59 during the period from January 1, 2001 to December 31, 2001.

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

      Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 78% of our common stock. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to decline.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to the impact of interest rate changes and changes in the market value of our investments. We do not use derivative financial instruments for speculative or trading purposes. We do not engage in any foreign currency hedging transactions and do not believe we are subject to any significant exchange rate risk.

Cash and Cash Equivalents and Short-Term Investments

      Cash equivalents consist primarily of commercial paper and money market and municipal bond funds acquired with original maturity periods of three months or less and are stated at cost, plus accrued interest that approximates market value. Short-term investments consist of corporate notes that are classified as available for sale and are stated at fair value. We would not expect our operating results or cash flow to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

      Our investment policy requires excess cash to be placed in instruments of “Investment Grade” credit ratings, or better, where the return is not dependent upon the appreciation of principal. The policy prohibits any investment activity that would be considered to be speculative according to the principles of conservative investment management. All investments are to be denominated in United States dollars.

      Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

      The following table provides information about the Company’s investment portfolio. For investment securities, the table presents cash and cash equivalents and short-term investments and related weighted average interest rates by category.

		Weighted Average
Description	Amounts	Interest Rate

	(In thousands)
Cash and cash equivalents and short-term investments:
Cash	$94
Commercial paper	7,345	1.98%
Other cash equivalents	16	2.11%
Short-term investments	5,831	4.06%

Fair Value at December 31, 2001	$13,286

Item 8.	Financial Statements and Supplementary Data

      Our consolidated financial statements and the independent auditors’ report appear on pages F-1 through F-23 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item concerning our directors is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement related to the 2002 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business — Management” and certain other information required by this item is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to the section captioned “Executive Compensation and Other Matters” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the sections captioned “Principal Stockholders” and “Record Date and Principal Share Ownership” contained in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in the Proxy Statement.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

      The following financial statements are incorporated by reference in Item 8 of this Report:

Page

Report of Independent Public Accountants	F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
Consolidated Statements of Operations for the years ended December 31, 2001 and 2000, and Combined Statement of Operations for the year ended December 31, 1999	F-4
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001 and 2000, and Combined Statement of Stockholders’ Deficit for the year ended December 31, 1999	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000, and Combined Statement of Cash Flows for the year ended December 31, 1999	F-6
Notes to the Financial Statements	F-7

      (a)(2) Financial Statement Schedules

           Schedule II — Valuation and Qualifying Accounts and Reserves (see page S-1)

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

      (a)(3) Exhibits

3.2*	Restated Certificate of Incorporation
3.3*	Bylaws of Avistar Communications Corporation
4.1*	Specimen Certificate evidencing shares of Common Stock
10.1*	Avistar Communications Corporation 1997 Stock Option Plan, as amended
10.1.1*	Avistar Systems Corporation 1997 Stock Option Plan Stock Option Agreement
10.2*	Avistar Communications Corporation 2000 Stock Option Plan
10.3*	Avistar Communications Corporation 2000 Director Option Plan
10.4*	Avistar Communications Corporation Director Option Agreement
10.5*	Form of Avistar Communications Corporation Indemnification Agreement
10.6*	Master lease for the premises located at 555 Twin Dolphin Drive, Suite 360, Redwood City, California, between Spieker Properties, L.P. and Entex Information Services, Inc., dated August 10, 1998
10.7*	Sublease by and between Entex Information Services, Inc. and Avistar Systems Corporation, dated July 23, 1999
10.8*†	Preferred Supplier Agreement dated June 24, 1997 by and between Avistar and Tandberg, Inc., including modifications Nos. 1, 2, 3 and 4
10.8.1*†	Modification No. 5 to the Preferred Supplier Agreement referenced in Exhibit 10.8, dated June 27, 2000
10.8.2**†	Modification No. 6 to the Preferred Supplier Agreement referenced in Exhibit 10.8, dated November 27, 2000
10.9*	Amended and Restated Secured Nonrecourse Revolving Promissory Note in the principal amount of $9,084,074 by and between Avistar Systems Corporation and Collaborative Holdings, dated November 18, 1999
10.11*	Secured Nonrecourse Revolving Promissory Note of Collaboration Properties, Inc. in the principal amount of $1,783,989.73 issued in favor of the Burnett Revocable Trust dated April 30, 2000
10.12*	Secured Nonrecourse Revolving Promissory Note of Collaboration Properties, Inc. in the principal amount of $716,359.94 issued in favor of the Heinrichs Revocable Trust dated April 30, 2000
10.13*	Secured Nonrecourse Revolving Promissory Note of Collaboration Properties, Inc. in the principal amount of $109,915.08 in favor of William L. Campbell dated April 30, 2000
10.14*	Collaboration Properties, Inc. Series A Preferred Stock Purchase Agreement dated December 9, 1999
10.15*	Avistar Systems Corporation Series B Preferred Stock Purchase Agreement dated December 9, 1999
10.15.1*	Amendment No. 1 to the Series B Preferred Stock Purchase Agreement
10.16*	Avistar Systems Corporation Registration and Information Rights Agreement dated December 9, 1999
21.1	Subsidiaries of the Company
23.1	Consent of Arthur Andersen LLP
24.1	Power of Attorney (see page 38)
99	Letter to Securities and Exchange Commission

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

*	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.

**	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities & Exchange Commission on March 9, 2001.

(b)	Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three months ended December 31, 2001.

(c)	Exhibits. See Item 14(a)(3) above.

(d)	Financial Statement Schedules. See Item 14(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ GERALD J. BURNETT

Gerald J. Burnett
President, Chief Executive Officer and Chairman

Date: March 20, 2002

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerald J. Burnett and William L. Campbell, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GERALD J. BURNETT Gerald J. Burnett	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 20, 2002

/s/ ROBERT J. HABIG Robert J. Habig	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2002

/s/ WILLIAM L. CAMPBELL William L. Campbell	Executive Vice President and Director	March 20, 2002

/s/ R. STEPHEN HEINRICHS R. Stephen Heinrichs	Director	March 20, 2002

/s/ WILLIAM R. BRODY William R. Brody	Director	March 20, 2002

Signature	Title	Date

/s/ ROBERT P. LATTA Robert P. Latta	Director	March 20, 2002

/s/ ROBERT M. METCALFE Robert M. Metcalfe	Director	March 20, 2002

/s/ DAVID M. SOLO David M. Solo	Director	March 20, 2002

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Public Accountants	F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
Consolidated Statements of Operations for the years ended December 31, 2001 and 2000, and Combined Statement of Operations for the year ended December 31, 1999	F-4
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001 and 2000, and Combined Statement of Stockholders’ Deficit for the year ended December 31, 1999	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000, and Combined Statement of Cash Flows for the year ended December 31, 1999	F-6
Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Avistar Communications Corporation:

      We have audited the accompanying balance sheets of Avistar Communications Corporation (a Delaware corporation) and subsidiaries identified in Note 1 as of December 31, 2001 and 2000, and the accompanying statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule, based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avistar Communications Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

San Jose, California

January 23, 2002
(except with respect to the matter discussed in Note 13,
as to which the date is February 27, 2002)

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2001 and 2000

	December 31,

	2001	2000

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,455	$21,660
Short-term investments	5,831	—
Accounts receivable, net of allowance for doubtful accounts of $232 and $312, respectively	2,760	3,712
Inventories, including inventory shipped to customers sites, not yet installed of $262 and $854, respectively	1,096	2,156
Prepaid expenses and other current assets	1,121	434

Total current assets	18,263	27,962
Property and equipment, net	599	83
Other assets	403	258

Total assets	$19,265	$28,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$149	$—
Accounts payable	633	2,006
Deferred revenue and customer deposits	1,205	2,126
Accrued liabilities and other	2,237	2,407

Total current liabilities	4,224	6,539

Stockholders’ equity:
Convertible preferred stock, $0.001 per share par value; 10,000,000 shares authorized at December 31, 2001 and 2000; no shares outstanding at December 31, 2001 and 2000	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized at December 31, 2001 and 2000; 26,362,603 and 26,266,990 shares outstanding at December 31, 2001 and 2000, respectively	26	26
Treasury common stock, 1,166,125 and 1,143,625 shares outstanding at December 31, 2001 and December 31, 2000 respectively	(1)	(1)
Additional paid-in-capital	80,000	80,145
Deferred stock compensation	(493)	(1,755)
Other comprehensive income	79	—
Accumulated deficit	(64,570)	(56,651)

Total stockholders’ equity	15,041	21,764

Total liabilities and stockholders’ equity	$19,265	$28,303

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2001 and 2000, and Combined Statement of
Operations for the Year Ended December 31, 1999

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Revenue:
Product	$11,366	$16,925	$6,146
Services, maintenance and support	4,830	4,489	3,227

Total revenue	16,196	21,414	9,373

Cost of revenue:
Product	4,961	7,287	3,190
Services, maintenance and support	2,683	2,167	1,697

Total cost of revenue	7,644	9,454	4,887

Gross margin	8,552	11,960	4,486

Operating Expenses:
Research and development	5,280	4,123	2,718
Sales and marketing	6,066	5,627	3,649
General and administrative	5,002	4,283	2,872
Amortization of deferred stock compensation*	898	2,049	618

Total operating expenses	17,246	16,082	9,857

Loss from operations	(8,694)	(4,122)	(5,371)

Other income (expense)
Interest expense	(2)	(1,184)	(972)
Interest income	758	650	54
Other, net	—	—	(40)

Total other income (expense), net	756	(534)	(958)

Loss before provision for (recovery from) income taxes	(7,938)	(4,656)	(6,329)

Provision for (recovery from) income taxes	(19)	15	21

Net loss	(7,919)	(4,671)	(6,350)

Beneficial conversion related to convertible preferred stock	$—	$(37,783)	$—

Net loss attributable to common stockholders	$(7,919)	$(42,454)	$(6,350)

Net loss per share — basic and diluted	$(0.31)	$(4.46)	$(54.27)

Weighted average shares used in calculating basic and diluted net loss per share	25,168	9,510	117

* Amortization of deferred stock compensation excluded from the following expenses:
Cost of revenue	$120	$263	$146
Research and development	101	223	143
Sales and marketing	657	1,516	303
General and administrative	20	47	26

	$898	$2,049	$618

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2001 and 2000, and Combined Statement
of Stockholders’ Deficit for the Year Ended December 31, 1999

	Convertible
	Preferred Stock		Common Stock		Treasury Stock		Additional	Deferred	Other		Total
							Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Equity (Deficit)

	(In thousands, except share amounts)
Balance at December 31, 1998	16,000,000	$16	2,802,200	$3	985,250	$(1)	$220	$—	$—	$(7,847)	$(7,609)
Issuance of Series B Convertible Preferred stock for cash	1,067,369	1	—	—	—	—	6,380	—	—	—	6,381
Costs associated with issuance of Series B Convertible Preferred Stock	—	—	—	—	—	—	(41)	—	—	—	(41)
Issuance of common stock pursuant to exercise of stock options	—	—	16,750	—	—	—	5	—	—	—	5
Repurchase of common stock upon employee terminations	—	—	—	—	50,000	—	—	—	—	—	—
Deferred stock compensation	—	—	—	—	—	—	2,702	(2,702)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	618	—	—	618
Repurchase of common stock from Avistar Systems, Limited Partnership	—	—	—	—	104,375	—	(1)	—	—	—	(1)
Net loss	—	—	—	—	—	—	—	—	—	(6,350)	(6,350)

Balance at December 31, 1999	17,067,369	17	2,818,950	3	1,139,625	(1)	9,265	(2,084)	—	(14,197)	(6,997)
Issuance of common stock pursuant to initial public offering (net of related offering costs)	—	—	3,000,000	3	—	—	31,296	—	—	—	31,299
Issuance of common stock pursuant to exercise of options	—	—	232,093	—	—	—	84	—	—	—	84
Conversion of preferred stock to common stock	(17,067,369)	(17)	17,067,369	17	—	—	—	—	—	—	—
Beneficial conversion related to convertible preferred stock	—	—	3,148,578	3	—	—	37,780	—	—	(37,783)	—
Repurchase of common stock upon employee terminations	—	—	—	—	4,000	—	—	—	—	—	—
Deferred stock compensation	—	—	—	—	—	—	1,720	(1,720)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	2,049	—	—	2,049
Net loss	—	—	—	—	—	—	—	—	—	(4,671)	(4,671)

Balance at December 31, 2000	—	—	26,266,990	26	1,143,625	(1)	80,145	(1,755)	—	(56,651)	21,764
Repurchase of common stock pursuant to stock buy back program	—	—	—	—	22,500	—	(34)	—	—	—	(34)
Issuance of common stock pursuant to employee stock purchase plan	—	—	63,776	—	—	—	201	—	—	—	201
Issuance of common stock pursuant to exercise of options	—	—	31,837	—	—	—	21	—	—	—	21
Amortization of deferred stock compensation, net of forfeitures	—	—	—	—	—	—	(364)	1,262	—	—	898
Compensation on options issued to consultants	—	—	—	—	—	—	31	—	—	—	31
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	79	—	79
Net loss	—	—	—	—	—	—	—	—	—	(7,919)	(7,919)

Balance at December 31, 2001	—	$—	26,362,603	$26	1,166,125	$(1)	$80,000	$(493)	$79	$(64,570)	$15,041

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001 and 2000, and Combined Statement of
Cash Flows for the Year Ended December 31, 1999

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(7,919)	$(4,671)	$(6,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	300	136	248
Loss on disposal of fixed assets	—	—	24
Stock compensation expense, net	898	2,049	618
Compensation on options issued to consultants	31	—	—
Provision for doubtful accounts	52	72	(32)
Changes in current assets and liabilities:
Accounts receivable	900	(1,743)	(718)
Inventories	1,060	(567)	(693)
Prepaid expenses and other current assets	(687)	(310)	(106)
Other assets	(145)	60	(279)
Accounts payable	(1,373)	849	127
Deferred revenue and customer deposits	(921)	813	(197)
Accrued liabilities and other	(170)	1,078	49

Net cash used in operating activities	(7,974)	(2,234)	(7,309)

Cash Flows from Investing Activities:
Purchase of short-term investments	(5,852)	—	—
Sale of short-term investments	100	—	—
Purchase of property and equipment	(816)	—	(106)

Net cash used in investing activities	(6,568)	—	(106)

Cash Flows from Financing Activities:
Net borrowings (payments) under line of credit	—	(1,998)	1,998
Increase in bank overdraft	149	—	—
Payments on notes payable to related parties	—	(12,623)	(269)
Borrowings from related parties	—	900	5,435
Proceeds from issuance of common stock (net of offering costs)	222	31,383	5
Proceeds from issuance of Series B preferred stock (net of offering costs)	—	—	6,340
Repurchases of common stock	(34)	—	(1)

Net cash provided by financing activities	337	17,662	13,508

Net increase (decrease) in cash and cash equivalents	(14,205)	15,428	6,093
Cash and cash equivalents, beginning of period	21,660	6,232	139

Cash and cash equivalents, end of period	$7,455	$21,660	$6,232

Supplemental Cash Flow Information:
Cash paid for income taxes	$—	$5	$21

Cash paid for interest	$—	$1,530	$84

Beneficial conversion related to convertible preferred stock	$—	$37,783	$—

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1.	Business, Organization, Reorganization, Initial Public Offering, Basis of Presentation, and Risks and Uncertainties

Business

      Avistar Communications Corporation (“Avistar” or the “Company”) develops, markets and supports a comprehensive suite of networked video communication services for the enterprise. Avistar’s products include applications for interactive video calling, content creation and publishing, broadcast origination and distribution, video and video-on-demand as well as integrated data sharing and directory services. Avistar designs, markets, sells, manufactures or assembles and installs and supports its products. Avistar’s real-time and non-real-time products are based upon its architecture, which facilitates distribution over local and wide area networks using telephony or Internet services as appropriate. Avistar’s services include consulting, implementation, training, maintenance and support.

Organization

      The business was founded in 1993 as a Nevada limited partnership, Avistar Systems, Limited Partnership (“ASLP”). In December 1997, ASLP entered into an acquisition agreement with a newly formed corporation, Avistar Systems Corporation (“ASC”), to convey all of ASLP’s assets, and transfer all of ASLP’s liabilities, in exchange for 16,000,000 shares of ASC’s Series A convertible preferred stock (see Note 7) and 2,171,400 shares of common stock. Effective December 31, 1997, all operations previously conducted by ASLP were thereafter undertaken by ASC.

      Collaboration Properties, Inc. (“CPI”) and VCT, Inc. (“VCT”) were founded in 1997 and 1998, respectively, to hold certain intellectual property, including patents, which underlie certain technology used by ASLP and subsequently by ASC. Three of the stockholders of CPI and VCT owned approximately 95% of CPI and 100% of VCT and were also the partners of Collaborative Holdings L.P. (“CHLP”), which owned a controlling interest in ASLP. The remaining 5% ownership of CPI was held by UBS (USA), Inc. (“UBS”) which also held a 5% ownership interest in ASC (see Note 6 and Note 7). Accordingly, the accounts of CPI and VCT have been combined at historical cost with those of ASC for all periods presented since their inception.

Reorganization

      Effective March 31, 2000, ASC merged with and into a newly formed Delaware corporation, Avistar Communications Corporation. The operating assets and liabilities of the business were then contributed to a wholly owned subsidiary, Avistar Systems Corporation (“Avistar Systems”), a Delaware corporation. At the same time, the owners of CPI and VCT transferred all of their stock in those entities to Avistar as a capital contribution. As a result, CPI and VCT are recorded at their historical cost basis and became wholly owned subsidiaries of Avistar as of March 31, 2000. In April 2000, the operations of VCT were merged with and into CPI.

      In June 2000, all of the Series A preferred stock held by ASLP was distributed to the Company’s three founders and several other individuals based on their respective ownership interests in ASLP. In addition, all of the shares of Avistar’s common stock, held by ASLP were distributed to the Company’s employees, former advisors and officers. These common shares represent an amount equal to those shares of Class B units in ASLP that were owned by the respective individuals before the acquisition.

      In July 2001, the Board of Directors of Avistar Communications and the board of directors of Avistar Systems approved the merger of Avistar Systems, the wholly owned subsidiary of Avistar Communications, with and into Avistar Communications. The merger was completed in July 2001. The assets and liabilities of Avistar Systems were transferred to the Company at historical cost on the date of the merger.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Initial Public Offering

      In August 2000, the Company completed its initial public offering, selling three million shares of common stock at $12 per share. The initial public offering resulted in net proceeds to the Company of approximately $31.3 million after the payment of the underwriters’ commission and deduction of offering expenses.

      In August 2000, the Company used a portion of the net proceeds from the initial public offering to repay the outstanding balances of notes payable and accrued interest due related parties of approximately $12.6 million. The remainder of the proceeds has been used to fund our working capital requirements and invested in securities with varying maturities and is included in cash and cash equivalents, and short-term investments.

Basis of Presentation

      The reorganization in March 2000 of these affiliated entities described above was treated as a combination of entities under common control for financial reporting purposes. Accordingly, the accompanying financial statements for 1999 has been presented on a combined basis to reflect the operations of ASC (or ASLP for 1997) and its wholly-owned consolidated subsidiary, Avistar Systems (UK) Limited (“ASUK”), together with the results of CPI and VCT, after elimination of all accounts and transactions between the affiliated entities.

      The accompanying financial statements as of December 31, 2001 and 2000 present the consolidated financial position of Avistar and its two wholly owned subsidiaries, ASUK and CPI, after elimination of all intercompany accounts and transactions. The combined and consolidated results are referred to, collectively, as those of Avistar or the Company in these footnotes.

      The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from those transactions denominated in currencies other than the United States dollar are included in the statements of operations.

Risks and Uncertainties

      The markets for the Company’s products and services have only recently begun to develop. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing the evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of approximately $65 million as of December 31, 2001. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the use of differing distribution channels, the timing of the new product announcements by the Company or its competitors, and general economic conditions.

      We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of our expansion of product development efforts and the success of these development efforts, the costs and timing of our expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of revenue, and other factors. We may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

pressures or unanticipated requirements, which could seriously harm our business, financial condition, and results of operations.

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

Cash and Cash Equivalents and Short-term Investments

      The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents at December 31, 2001 and 2000 consist of money market funds, and short-term securities. The Company classifies its short-term investments as available for sale with unrealized gains or losses reported as a separate component of stockholders’ equity. The fair value of the Company’s investments was based on quoted market prices at the reporting date for those instruments. Short-term investments as of December 31, 2001 consist of the following:

	Cost	Market Value

	(In thousands)
Investments
Government obligations	$637	$638
Corporate obligations	3,815	3,893
Other	1,300	1,300

	5,752	5,831
Unrealized holding gains	79	—

Total	$5,831	$5,831

      At December 31, 2001, investments with scheduled maturities within one year were $3.8 million and from one to two years were $2.0 million. As of December 31, 2000, there were no short-term investment balances. The Company has classified all investments as short term since it has the intent and ability to redeem them within one year.

Significant Concentrations

      A relatively small number of customers have accounted for a significant percentage of the Company’s net sales. Sales to major customers as a percentage of sales are as follows for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999

Customer A	33%	33%	*
Customer B	22%	23%	23%
Customer C	10%	13%	43%
Customer D	*	11%	*
Customer E	*	*	11%

*	Less than 10%

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position. Management currently anticipates no such change.

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy. Concentration of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of December 31, 2001, approximately 49% of accounts receivable were concentrated with two customers who represented greater than 10% of the Company’s total accounts receivable balance. As of December 31, 2000, approximately 80% of accounts receivable were concentrated with four customers who represented greater than 10% of our total accounts receivable balance.

Fair Value of Financial Instruments

      The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, short-term borrowings and notes payable at December 31, 2001 and 2000, approximate fair value because of the short maturity of these instruments.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consist of the following (in thousands):

	December 31,

	2001	2000

Raw materials and subassemblies	$169	$93
Finished goods	1,018	1,513
Inventory shipped to customer sites, not yet installed	262	854
Less: Allowance for obsolescence	(353)	(304)

	$1,096	$2,156

      Inventory shipped to customer sites, not yet installed represents product shipped to customer sites pending completion of the installation process by the Company. As of December 31, 2001 and 2000, the Company had billed approximately $0.6 million and $2.4 million, respectively, to customers related to these shipments, but did not record the receivable or the revenue, as the installations had not been completed. Although customers are billed in accordance with customer agreements, these amounts are netted against accounts receivable.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Property and Equipment

      Property and equipment are stated at cost and are depreciated using the double declining balance method over the estimated useful lives (three to five years) of the assets. Repairs and maintenance are expensed as incurred. Property and equipment consists of the following (in thousands):

	December 31,

	2001	2000

Computer equipment	$1,906	$1,345
Computer software	308	106
Furniture, fixtures and equipment	348	295

	2,562	1,746
Less: Accumulated depreciation	(1,963)	(1,663)

	$599	$83

Research and Development

      The Statement of Financial Accounting Standards (“SFAS”) No. 86 (“SFAS 86”), “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater.

Accrued Liabilities and Other

      Accrued liabilities and other consist of the following (in thousands):

	December 31,

	2001	2000

Accrued payroll and related benefits	$583	$809
Accrued commissions and bonuses	314	464
Accrued inventory purchases	264	43
Accrued consulting and professional fees	497	674
Other	579	417

	$2,237	$2,407

Patent Costs

      Due to uncertainties about the estimated future economic benefits and lives of the Company’s patents and patent applications, all related outside patent costs have been expensed as incurred and the Company plans to continue with this policy in the future. Outside patent costs were approximately $0.5 million, $0.4 million and $0.3 million for 2001, 2000 and 1999, respectively, and are reflected in general and administrative expenses in the accompanying statements of operations.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Revenue Recognition and Deferred Revenue

      The Company’s revenue recognition policy is in compliance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (SOP 97-2), and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” The Company recognizes revenues from product sales when all of the following conditions are met: the product has been shipped, an arrangement exists with the customer at a fixed price and the Company has the right to invoice the customer, collection of the receivable is probable and the Company has fulfilled all of its material contractual obligations to the customer.

      The price charged for maintenance and/or support is stipulated in the contract and is based on a percentage of product revenue. Customers have the option to renew the maintenance and/or support in subsequent periods. Training services are offered independent of the purchase of product. The value of these training courses is determined based on the price charged when such services are sold separately, and the related revenue is recognized upon performance of the service.

      When the Company provides installation services, the product and installation revenues are recognized upon completion of installation and customer acceptance is received, subject to the satisfaction of the revenue recognition criteria described above. When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above. Payment for product is due upon shipment based on specific payment terms. Installation and training services are due upon providing the services. If payments for systems are made in advance of the completion of installation, such amounts are deferred and recorded as deferred revenue in the accompanying balance sheets until installation has occurred and the customer has accepted the product. Revenue from the provision of services, including training, is recognized as the work is performed. Revenue from maintenance and support services is based on a percentage of product sales as stipulated in the customer agreement and is recognized pro-rata over the maintenance and/or support term, which is typically one year in length. Payments for services made in advance of the provision of services are recorded as deferred revenue.

Warranty

      The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. The warranty accrual was approximately $0.1 million as of December 31, 2001 and 2000, and is included in accrued liabilities in the accompanying balance sheets.

Stock-Based Compensation

      The Company has adopted SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” As permitted under this standard, the Company applies Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees” and related interpretations in accounting for its stock options (see Note 8).

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

Other Comprehensive Income

      The FASB issued SFAS No. 130 (“SFAS 130”), “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income (loss) and its components. SFAS 130 was

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

adopted by the Company beginning on January 1, 1998. This standard defines comprehensive income as the changes in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from the net income or loss.

The comprehensive loss for 2001 was $7.8 million. For the years ended December 31, 2000 and 1999, the comprehensive loss presented equaled the net loss.

3.     Line of Credit

      The Company had a Loan and Security Agreement (the “Agreement”) with a financial institution to borrow up to the lesser of $2.0 million or 80% of the Company’s eligible accounts receivable. As of December 31, 1999, the Company had $2.0 million outstanding and no available borrowings. Interest on the loan was at prime plus 2% (8.5% at December 31, 1999). In May 2000, Avistar Systems entered into a one year line of credit agreement with a financial institution providing for borrowings up to $4.0 million, based on 80% of eligible accounts receivable, to be used for working capital purposes. This line required certain financial covenants and interest was at prime plus 1.25%. The Line of Credit was repaid in December 2000 with proceeds from the Company’s initial public offering and was terminated.

4.     Notes Payable and Line of Credit From Related Parties

      The Company had a line of credit agreement (the “Credit Agreement”) from CHLP. On November 18, 1999, the Company amended the Credit Agreement to increase the principal amount to $9.1 million. Borrowings under the Credit Agreement accrued interest at 10% per annum. As of December 31, 1999, the outstanding principal under the Credit Agreement was $9.1 million. The line of credit was repaid in full with proceeds from the Company’s initial public offering and was terminated.

5.     Commitments and Contingencies

      The Company leases its facilities under operating leases that expire through April 2011. As of December 31, 2001, the future minimum lease commitments under all leases were as follows (in thousands):

Year Ending December 31,	Amount

2002	$1,118
2003	799
2004	206
2005	213
2006	213
Thereafter	921

Total minimum lease payments	$3,470

      Rent expense under all operating leases for each of 2001, 2000 and 1999 was approximately $1.4 million, $1.2 million and $0.9 million, respectively.

6.     Related Party Transactions

      Certain directors with controlling interests in the Company are also the majority owners of two entities that conducted business with the Company, Vicor Inc. (“Vicor”) and Western Data Systems of Nevada, Inc. (“WDS”). In addition to the transactions described with these entities elsewhere herein, descriptions of certain transactions between the Company and these and other related entities follow.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Rent Sublease

      The Company sub-leased certain office space, at cost, to Vicor, an affiliated entity, through common ownership. Beginning in September 1999, the Company began subleasing office space to Vicor. The Company received approximately $34,000, $136,000 and $45,000 for the years ended December 31, 2001, 2000 and 1999, respectively, from Vicor under this sublease agreement. The sublease was terminated in July 2001. There were no outstanding receivables from Vicor as of December 31, 2001.

Support Services

      The Company maintains a seven-day a week, 24 hour a day support center to receive first level support calls. The support center handled support calls for WDS in addition to those for the Company. Pursuant to an agreement between the Company and WDS, the Company charged WDS for its share of support center costs. For 2000 and 1999, the Company charged WDS $0.5 million and $0.6 million, respectively, under the agreement. Such reimbursement from WDS was recorded as a reduction in the costs incurred for the support center. The agreement was terminated in December 2000. There were no outstanding receivables from WDS as of December 31, 2001 and 2000.

Revenue from a Related Party

      UBS Warburg LLC, which is an affiliate of UBS A.G., an approximate 5% stockholder of the Company during 2000 and 1999, is also a customer of the Company. As of December 31, 2001 and 2000, UBS Warburg held less than 5% of the Company’s stock. Revenue from UBS Warburg LLC and its affiliates represented approximately 22%, 23% and 23% of total revenue for the years ended December 31, 2001, 2000 and 1999, respectively. Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. As of December 31, 2001 and 2000 the Company had accounts receivable outstanding from UBS Warburg LLC and its affiliates of approximately $0.4 million and $3.1 million, respectively.

Fees to Related Parties

      On February 6, 2001, Robert P. Latta, partner at the law firm Wilson Sonsini Goodrich & Rosati (“WSGR”), was appointed to the Company’s Board of Directors. Mr. Latta and WSGR have represented the Company and its predecessors as its corporate counsel since 1997. During 2001, payments of approximately $0.3 million were made to WSGR for legal services provided to the Company by WSGR.

      During 2001, payments of approximately $0.1 million in consulting fees were made to a former officer of the Company who is also a member of the Board of Directors.

7.     Stockholders’ Equity

Stock Spilt

      In July 2000, the Company effected a one-for-five reverse stock split. All share and per share amounts in these financial statements have been adjusted to give effect to the reverse stock split.

Stock Repurchase Plan

      On March 22, 2001, the Company announced that its Board authorized the repurchase of up to $2.0 million of its common stock in the open market. During 2001, the Company repurchased 22,500 shares at an aggregate cost of approximately $34,000.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

Preferred Stock

      In June 2000, the Company’s Board of Directors (the “Board”) authorized the filing of a registration statement with the SEC to register shares of its common stock in connection with its initial public offering. As a result of the initial public offering all 16,000,000 of the outstanding shares of Series A convertible preferred stock were converted into 19,148,578 shares of common stock, which represents the sum of (1) 16,000,000 shares of common stock plus (2) an additional 3,148,578 shares of common stock representing a beneficial conversion feature equal to the quotient of (A) the conversion amount, which was $37.8 million at August 16, 2000, and which includes an amount equal to $0.2167 per share per annum, pro rated based on the number of days elapsed in the year, divided by (B) the initial offering price of $12.00 per share. The shares of Series A preferred stock had the same voting rights as the shares of common stock into which they were converted. The Series A preferred stock had a liquidation preference of $2.009 per share plus all declared and unpaid dividends on each share of Series A preferred stock. As of December 31, 1999, the liquidation preference per share was $2.2255.

      In December 1999, ASC and CPI raised a combined $6.4 million from UBS in an offering of 932,196 shares of ASC’s Series B-1 convertible preferred stock and 135,173 shares of ASC’s Series B-2 convertible preferred stock (collectively with the Series B-1 convertible preferred stock, the “Series B preferred stock”), and 526,316 shares of CPI’s Series A preferred stock. As a result, UBS owned approximately 5% of ASC and CPI, respectively. The shares of Series A preferred stock in CPI were subsequently conveyed to the Company for a nominal value and cancelled as part of the year 2000 reorganization. After the reorganization, UBS held an approximate 5% ownership interest in the Company.

      Simultaneous with the closing of the initial public offering, all 1,067,369 outstanding shares of Series B preferred stock were converted into 1,067,369 shares of common stock determined by dividing the original Series B issue price ($1.00) by the Series B conversion price then in effect ($1.00). Holders of the Series B-1 convertible preferred stock had the same voting rights equal to the number of shares of common stock into which their shares of Series B-1 preferred stock are convertible. Holders of the Series B-2 preferred stock had no voting rights.

Deferred Stock Compensation

      In connection with the grant of stock options to purchase shares of common stock to employees during 1999, the Company recorded deferred compensation of approximately $2.7 million, representing the difference between the estimated fair value of the common stock and the aggregate option exercise price of such options at the date of grant. The Company recorded an additional $1.7 million of deferred stock compensation net of forfeitures for stock options granted during year ended December 31, 2000. This amount is presented as a reduction of stockholders’ equity and is being amortized ratably over the service period of the applicable options (generally four years). Amortization expense, net of forfeitures related to deferred stock compensation was approximately $0.9 million, $2.0 million and $0.6 million in 2001, 2000, and 1999, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services.

Repurchase of Partnership Units

      If an employee of the Company was terminated and the employee had Class B units in ASLP (the “Class B units”), ASLP had a repurchase right related to those Class B units. When ASLP exercised its right to buy back the Class B units held by the terminated employee, the Company had the right to repurchase an equal number of shares common stock in the Company held by ASLP. During fiscal 1999, the Company repurchased 104,375 shares of its common stock from ASLP.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.     Stock Option Plans

1997 Stock Option Plan

      In December 1997, the Board established the 1997 Stock Option Plan (the “1997 Plan”) and authorized the issuance of 1,828,602 shares of common stock thereunder. In December 1999 and May 2000, respectively, the Board authorized an additional 1,065,625 shares and 100,000 shares to be issued under the Plan. In connection with the initial public offering, the Board terminated the 1997 Plan as to future grants effective August 17, 2000. Under the Plan, incentive stock options to purchase shares of common stock were granted only to employees at not less than 100% of the fair market value at the grant date as determined by the Board. Additionally, nonqualified stock options to purchase shares of common stock were granted to employees and consultants at not less than 85% of the fair market value at the grant date. Options granted generally had a life of ten years.

      On December 31, 1997, the Company issued options to purchase 1,091,800 shares of common stock, including 631,800 that were fully vested at the grant date. All other options vested over a four-year period, with 25% vesting after one year and the remaining vesting 6.25% per quarter. Under this plan, the Company granted options to purchase approximately 1.2 million common shares in 2000. In 2001, the Company had no grants under this plan. At December 31, 2001 options to purchase a total of 1,658,757 were outstanding under the 1997 Plan.

2000 Stock Option Plan

      In April 2000, the Board established the 2000 Stock Option Plan (the “2000 Plan”). As of December 31, 2001, the Company has authorized 5,400,000 shares through its registration statement in August 2000. Initially, a total of 3,000,000 shares of common stock was approved by the Board for issuance under the 2000 Plan, together with annual increases in the number of shares of common stock reserved under the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001, as defined. In January 2001, the Board approved the annual increase of 1,004,936 shares. As of December 31, 2001, a total of 4,004,936 shares have been approved. The term of the options granted under this plan may not exceed 10 years and in the case of the grantees who own more than 10% of the Company’s outstanding stock at the time of grant, the term of the option may not exceed 5 years. Options granted under the 2000 plan vest and become exercisable as set forth in each option agreement. In the event of a merger or sale of substantially all assets, these options must be assumed by the successor and if not assumed, will fully vest. The 2000 plan will terminate in 2010. As a result of the increases, a maximum of 15,000,000 shares of common stock could be issued. The Company granted options to purchase approximately 1.2 million common shares in 2000 under this plan. In 2001, the Company granted options to purchase approximately 2.3 million common shares under this plan. At December 31, 2001 options to purchase a total of 2,962,950 were outstanding under the 2000 Plan.

2000 Director Option Plan

      In April 2000, the Company adopted the 2000 Director Option Plan (the “Director Plan”). Initially, a total of 90,000 shares of common stock were approved by the Board, for issuance under the plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved the annual increase of 12,000 shares. In May 2001, the Board registered and approved an additional 198,000 shares under this plan. As of December 31, 2001, the Company has authorized a total of 300,000 shares for issuance under this plan. As a result of the annual increases, a maximum of 408,000 shares of common stock could be issued over the 10-year life of the plan. Options to purchase 12,000 shares were granted in 2000. In 2001, the Company granted options to purchase 270,000 shares under this plan. At December 31, 2001 options to purchase a total of 282,000 were outstanding under the Director Plan.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A summary of the 1997 Plan, the 2000 Plan, and the Director Plan activity and related information for the years ended December 31, 1999, 2000, and 2001 follows:

		Options Outstanding

			Weighted
	Options		Average
	Available	Shares	Exercise Price

Balance, December 31, 1998	676,500	546,100	0.27
Authorized	1,065,625	—	—
Granted	(734,242)	734,242	1.45
Exercised	—	(16,750)	0.31
Canceled/repurchased	137,450	(87,450)	0.445

Balance, December 31, 1999	1,145,333	1,176,142	1.00
Authorized	5,614,000	—	—
Granted	(2,420,608)	2,420,608	10.92
Exercised	—	(232,093)	0.39
Canceled/repurchased	87,300	(87,300)	7.17

Balance, December 31, 2000	4,426,025	3,277,357	$8.20
Authorized	198,000	—	—
Granted	(2,528,200)	2,528,200	2.00
Exercised	—	(31,837)	0.63
Canceled/repurchased	870,013	(870,013)	8.18

Balance, December 31, 2001	2,965,838	4,903,707	$5.05

Options Outstanding				Options Exercisable

	Number			Number
	Outstanding at	Weighted-	Weighted-	Exercisable at	Weighted-
Range of	December 31,	Average	Average	December 31,	Average
Exercise Prices	2001	Remaining Life	Exercise Price	2001	Exercise Price

$0.25	205,000	6.00	$0.25	205,000	$0.25
$0.40 - 0.45	2,582	6.64	0.42	2,000	0.42
$0.95 - 1.27	495,825	7.75	1.00	261,062	0.95
$1.47 - 2.21	2,003,300	9.00	1.75	27,244	1.56
$2.45 - 3.45	162,142	8.45	3.24	60,070	3.44
$3.95 - 5.75	578,408	8.51	4.27	178,382	4.16
$8.50 - 9.35	853,700	7.85	8.65	266,763	8.65
$14.00 - 17.25	602,750	8.25	17.23	260,707	17.23

	4,903,707	8.38	$5.05	1,261,228	$6.41

      The Company had 372,346 and 224,657 options outstanding that were exercisable at a weighted average exercise price of $0.87 per share and $0.25 per share as of December 31, 2000 and 1999 respectively.

      The Company has adopted SFAS 123 for disclosure purposes. The weighted average fair value of options granted during 2001, 2000 and 1999, estimated on the date of grant using the Black-Scholes option pricing model was $1.73, $4.14 and $0.30, respectively. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. The fair value of 2001, 2000 and 1999 options granted is estimated on the date of grant using the following assumptions: risk-free interest rate range of 3.35 to 6.66%, depending on the grant date, volatility up to 185%, expected term of 4 years, and no expected dividends.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The Company’s pro forma expense was $2,815,000, $497,000 and $63,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company’s pro forma information for the years ended December 31, 2001, 2000 and 1999 is as follows:

	2001	2000	1999

Net loss attributable to common stockholders (in thousands)
As reported	$(7,919)	$(42,454)	$(6,350)
Pro forma	$(10,734)	$(42,951)	$(6,413)
Basic and diluted loss per share
As reported	$(0.31)	$(4.46)	$(54.27)
Pro forma	$(0.43)	$(4.52)	$(54.81)

2000 Employee Stock Purchase Plan

      In April 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”). As of December 31, 2001 the Company has registered 3,300,000 shares through its registration statement in August 2000. Initially, a total of 1,500,000 shares of common stock were approved by the Board, for issuance under the plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved the annual increase of 753,701 shares. As of December 31, 2001, the Company has authorized a total of 2,253,702 shares for issuance under this plan. As a result of these annual increases, a maximum of 10,500,000 shares could be sold over the 10-year life of the plan. The Employee Stock Purchase Plan permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at 85% of the lower of the fair market value of the Company’s common stock on the first or the last day of each offering period. A total of 63,776 shares were sold under this plan in 2001.

Common Stock Reserved for Future Issuance

      As of December 31, 2001, the Company had reserved the following shares of common stock for issuance in connection with:

Stock options under stock option plans	7,869,545
Employee stock purchase plan	2,189,925

Total	10,059,470

9.     Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 provides for an asset and liability approach to account for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be recognized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

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

      The provision for (recovery from) income taxes relates to foreign tax. We provided for income taxes for our subsidiary in the United Kingdom (ASUK) of approximately $15,000 and $21,000 in 2000 and 1999, respectively. In 2001, we had a recovery of approximately $19,000 for taxes previously expensed at ASUK.

      The provision for (recovery from) taxes of Avistar only consists of the following (in thousands):

	Year Ended December 31,

	2001	2000	1999

Current:
Federal	$—	$—	$—
State	—	—	2
Foreign	(19)	15	19

	(19)	15	21
Deferred benefits:
Federal	(6,729)	(985)	(1,791)
State	(574)	(141)	(284)

	(7,303)	(1,126)	(2,075)
Valuation allowance	7,303	1,126	2,075

	$(19)	$15	$21

      Avistar’s effective income tax provision differs from the federal statutory rate of 35% due to the following (in thousands):

	Year Ended December 31,

	2001	2000	1999

Expected tax benefit at federal statutory rate	$(2,792)	$(1,630)	$(1,741)
State taxes, net	(458)	(268)	(284)
Permanent non-deductible	—	732	—
Change in valuation allowance	3,289	1,126	2,075
Research credits not used	—	—	—
Other	(58)	55	(29)

Provision for (recovery from) income taxes	$(19)	$15	$21

      Permanent and non-deductible is primarily composed of the non-deductible portion of the deferred stock compensation expense.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The net deferred income tax asset related to Avistar consists of the following as of December 31, 2001 and 2000 (in thousands):

	2001	2000

Deferred income tax assets:
Federal net operating loss carryforwards	$6,729	$3,882
State net operating loss carryforwards	574	325
Tax credit carry forward	1,306	733
Reserves	407	787

	9,016	5,727
Valuation allowance	(9,016)	(5,727)

Net deferred income tax asset	$—	$—

      Net operating loss carryforwards at December 31, 2001 were approximately $6.7 million and $0.6 million, for Federal and state income tax purposes, respectively. The net operating loss carryforwards expire on various dates through the year 2020. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interest. The Company believes sufficient uncertainty exists regarding the realizability of the net operating loss carryforwards and other timing differences. Accordingly, a valuation allowance has been provided for the entire net deferred tax asset.

10.     Net Loss Per Share

      Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128 (“SFAS 128”), “Earnings Per Share,” for all periods presented. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to an initial public offering must be included in the calculation of basic and diluted net loss per share as if such stock had been outstanding during 1999. To date, the Company has had no issuances or grants for nominal consideration.

      In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for 2001, 2000 and 1999, because all such securities are antidilutive. Accordingly, diluted net loss per share approximates basic net loss per share for all years presented.

      The total number of shares excluded from the calculations of diluted net loss per share was 2,346,597, 916,933 and 18,333,729 for 2001, 2000 and 1999, respectively. Basic and diluted pro forma net loss per share have been computed as described above and also give effect, under SEC guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance and the effect of the beneficial conversion related to the Series A convertible preferred stock.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,

	2001	2000	1999

Net Loss	$(7,919)	$(4,671)	$(6,350)

Beneficial Conversion Related To Convertible Preferred Stock	—	$(37,783)	—

Net Loss Attributable To Common Stockholders	$(7,919)	$(42,454)	$(6,350)

Weighted Average Shares Of Common Stock Used In Computing Net Loss Per Share	25,168	9,510	117

Net Loss Per Share Basic and Diluted	$(0.31)	$(4.46)	$(54.27)
Pro Forma:
Weighted Average Shares Of Common Stock Used In Computing Basic And Diluted Net Loss Per Share	N/A	9,510	N/A
Pro Forma Adjustment To Reflect Weighted Average Effect Of Assumed Conversion Of Convertible Preferred Stock And Beneficial Conversion Related To The Series A Convertible Preferred Stock	N/A	15,525	N/A

Weighted Average Shares Of Common Stock Used In Computing Pro Forma Basic And Diluted Net Loss Per Share	N/A	25,035	N/A

Pro forma basic and diluted net loss per share	N/A	$(1.70)	N/A

11.     Segment Reporting

      SFAS No. 131 (“SFAS 131”), “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (ACC in 2001, ACC and ASC in 2000 and 1999) and (2) the development, prosecution, maintenance and support of the intellectual property used in the Company’s products (CPI). Service revenue relates mainly to the maintenance, support, training and installation of products and is included in ACC for purposes of reporting

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

and decision-making. The Company’s chief decision maker monitors the Company’s operations based upon the information reflected in the following table:

	ASC	CPI	ACC	Total

	(In thousands)
Year Ended December 31, 2001
Revenue	$—	$—	$16,196	$16,196
Gross margin	—	—	8,552	8,552
Depreciation expense	—	(13)	(287)	(300)
Total operating expenses	—	(1,076)	(16,170)	(17,246)
Interest income	—	—	758	758
Interest expense	—	—	(2)	(2)
Net loss	—	(1,179)	(6,740)	(7,919)
Assets	—	78	19,187	19,265

Year Ended December 31, 2000
Revenue	$21,414	$—	$—	$21,414
Gross margin	11,960	—	—	11,960
Depreciation expense	(121)	(15)	—	(136)
Total operating expenses	(11,797)	(1,204)	(3,081)	(16,082)
Interest income	179	42	429	650
Interest expense	(674)	(167)	(343)	(1,184)
Net loss	(847)	(830)	(2,994)	(4,671)
Assets	7,569	155	20,579	28,303

Year Ended December 31, 1999
Revenue	$9,373	$—	$—	$9,373
Gross margin	4,486	—	—	4,486
Depreciation expense	(229)	(19)	—	(248)
Total operating expenses	(7,956)	(1,901)	—	(9,857)
Interest income	14	40	—	54
Interest expense	(789)	(183)	—	(972)
Net loss	(4,280)	(2,070)	—	(6,350)
Assets	9,366	1,157	—	10,523

      International revenue, which consists of domestic sales to customers with operations principally in Western Europe and Asia comprised 47%, 46% and 19% of total revenue for the years ended December 31, 2001, 2000 and 1999, respectively. For the years ended December 31, 2001, 2000 and 1999, respectively, international revenues to customers in the United Kingdom accounted for 21%, 28% and 16%, respectively, of total revenue. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

12.     Selected Quarterly Results of Operations

      The following tables set forth, for the periods indicated, our unaudited financial information for the last eight quarters. The Company believes that the financial statements used to prepare this information include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

information when read in conjunction with our financial statements and notes to financial statements. The operating results for any quarter do not necessarily indicate the results expected for any future period.

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

	(In thousands except per share data)
Total revenue	$6,082	$3,543	$3,029	$3,542
Gross margin	3,448	1,754	1,594	1,756
Total operating expenses	5,159	4,796	3,684	3,607
Net loss attributable to common shareholders	$(1,405)	$(2,836)	$(1,937)	$(1,741)
Net loss per share — Basic/ Diluted	$(0.06)	$(0.11)	$(0.08)	$(0.07)
Weighted average shares	25,150	25,145	25,181	25,196

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000(1)	2000

	(In thousands except per share data)
Total revenue	$4,326	$4,925	$5,532	$6,631
Gross margin	2,207	2,718	3,250	3,785
Total operating expenses	3,321	3,766	4,390	4,605
Net loss attributable to common shareholders	$(1,379)	$(1,399)	$(38,983)	$(693)
Net loss per share — Basic/ Diluted	$(9.32)	$(4.63)	$(3.21)	$(0.03)
Weighted average shares	148	302	12,136	25,107

(1)	Per share amounts include the $37.8 million beneficial conversion related to convertible preferred stock.

13.     Subsequent Event

      On February 27, 2002, the Company entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million as a revolving line of credit and $0.5 million as an equipment term loan. The first $1.0 million of the revolving line is available on a non-formula basis, and the remainder is limited to 80% of the Company’s eligible accounts receivable. The equipment term loan is limited to 100% of the purchase price of eligible equipment. As collateral under this Loan and Security Agreement, the Company granted a first priority interest in all its assets, excluding intellectual property. The revolving line of credit, which expires on February 26, 2003, and the equipment term loan, which expires on November 30, 2004, require certain covenants to be met, including maintenance of a $3.0 million balance at the financial institution, and interest on borrowed amounts is payable at prime plus 0.25%.

Item 14(a)

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
	Period	Operations	Write-Offs	Period

	(In thousands)
Allowance for Doubtful Accounts
Period Ended:
December 31, 2001	$312	$52	$(132)	$232
December 31, 2000	$240	$117	$(45)	$312
December 31, 1999	$272	$—	$(32)	$240

S-1

INDEX TO EXHIBITS

Exhibits

3.2*	Restated Certificate of Incorporation
3.3*	Bylaws of Avistar Communications Corporation
4.1*	Specimen Certificate evidencing shares of Common Stock
10.1*	Avistar Communications Corporation 1997 Stock Option Plan, as amended
10.1.1*	Avistar Systems Corporation 1997 Stock Option Plan Stock Option Agreement
10.2*	Avistar Communications Corporation 2000 Stock Option Plan
10.3*	Avistar Communications Corporation 2000 Director Option Plan
10.4*	Avistar Communications Corporation Director Option Agreement
10.5*	Form of Avistar Communications Corporation Indemnification Agreement
10.6*	Master lease for the premises located at 555 Twin Dolphin Drive, Suite 360, Redwood City, California, between Spieker Properties, L.P. and Entex Information Services, Inc., dated August 10, 1998
10.7*	Sublease by and between Entex Information Services, Inc. and Avistar Systems Corporation, dated July 23, 1999
10.8*†	Preferred Supplier Agreement dated June 24, 1997 by and between Avistar and Tandberg, Inc., including modifications Nos. 1, 2, 3 and 4
10.8.1*†	Modification No. 5 to the Preferred Supplier Agreement referenced in Exhibit 10.8, dated June 27, 2000
10.8.2**†	Modification No. 6 to the Preferred Supplier Agreement referenced in Exhibit 10.8, dated November 27, 2000
10.9*	Amended and Restated Secured Nonrecourse Revolving Promissory Note in the principal amount of $9,084,074 by and between Avistar Systems Corporation and Collaborative Holdings, dated November 18, 1999
10.11*	Secured Nonrecourse Revolving Promissory Note of Collaboration Properties, Inc. in the principal amount of $1,783,989.73 issued in favor of the Burnett Revocable Trust dated April 30, 2000
10.12*	Secured Nonrecourse Revolving Promissory Note of Collaboration Properties, Inc. in the principal amount of $716,359.94 issued in favor of the Heinrichs Revocable Trust dated April 30, 2000
10.13*	Secured Nonrecourse Revolving Promissory Note of Collaboration Properties, Inc. in the principal amount of $109,915.08 in favor of William L. Campbell dated April 30, 2000
10.14*	Collaboration Properties, Inc. Series A Preferred Stock Purchase Agreement dated December 9, 1999
10.15*	Avistar Systems Corporation Series B Preferred Stock Purchase Agreement dated December 9, 1999
10.15.1*	Amendment No. 1 to the Series B Preferred Stock Purchase Agreement
10.16*	Avistar Systems Corporation Registration and Information Rights Agreement dated December 9, 1999
21.1	Subsidiaries of the Company
23.1	Consent of Arthur Andersen LLP
24.1	Power of Attorney (see page 38)
99	Letter to Securities and Exchange Commission

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

*	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.

**	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities & Exchange Commission on March 9, 2001.