Form 10-Q
period 2002-03-31
AVISTAR COMMUNICATIONS CORP
filed 2002-04-30
CIK 1111632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

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

Yes  [X]    No  [   ]

At March 31, 2002, 25,249,833 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

INDEX

		PAGE NO.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statement of Stockholders’ Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Factors Affecting Future Operating Results	12 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES		25

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2002 and December 31, 2001
(in thousands, except share data)

	March 31,	December 31,
	2002	2001

	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,338	$7,455
Short-term investments	5,599	5,831
Accounts receivable, net of allowance for doubtful accounts of $358 and $232, respectively	2,558	2,760
Inventories, including inventory shipped to customers sites, not yet installed of $185 and $262, respectively	1,086	1,096
Prepaid expenses and other current assets	832	1,121

Total current assets	15,413	18,263
Property and equipment, net	570	599
Other assets	405	403

Total assets	$16,388	$19,265

Liabilities and Stockholders’ Equity:
Current liabilities:
Bank overdraft	$—	$149
Accounts payable	707	633
Deferred revenue and customer deposits	807	1,205
Accrued liabilities and other	1,568	2,237

Total current liabilities	3,082	4,224

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized at March 31, 2002 and December 31, 2001; 26,415,958 and 26,362,603 shares outstanding at March 31, 2002 and December 31, 2001, respectively	26	26
Treasury common stock, 1,166,125 shares outstanding at March 31, 2002 and December 31, 2001	(1)	(1)
Additional paid-in-capital	80,075	80,000
Deferred stock compensation	(367)	(493)
Other comprehensive income	51	79
Accumulated deficit	(66,478)	(64,570)

Total stockholders’ equity	13,306	15,041

Total liabilities and stockholders’ equity	$16,388	$19,265

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2002 and 2001
(in thousands, except per share data)

	Three Months Ended

	March 31,	March 31,
	2002	2001

	(unaudited)
Revenue:
Product	$1,521	$4,682
Services, maintenance and support	1,179	1,400

Total revenue	2,700	6,082

Cost of revenue:
Product	724	1,838
Services, maintenance and support	599	796

Total cost of revenue	1,323	2,634

Gross margin	1,377	3,448

Operating Expenses:
Research and development	1,149	1,569
Sales and marketing	1,014	1,778
General and administrative	1,083	1,527
Amortization of deferred stock compensation*	126	285

Total operating expenses	3,372	5,159

Loss from operations	(1,995)	(1,711)

Other income (expense):
Interest expense	—	(2)
Interest income	91	275
Other, net	(4)	33

Total other income (expense), net	87	306

Net loss	$(1,908)	$(1,405)

Net loss per share — basic and diluted	$(0.08)	$(0.06)

Weighted Average shares used in calculating basic and diluted net loss per share	25,231	25,150

* Amortization of deferred stock compensation excluded from the following expenses:
Cost of revenue	$16	$42
Research and development	12	35
Sales and marketing	95	201
General and administrative	3	7

	$126	$285

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the three months ended March 31, 2002 (unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock			Deferred	Other
					Additional	Stock	Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Income	Deficit	Equity

Balance at December 31, 2001	26,362,603	$26	1,166,125	$(1)	$80,000	$(493)	$79	$(64,570)	$15,041

Issuance of common stock pursuant to employee stock purchase plan	49,605	—	—	—	71	—	—	—	71

Issuance of common stock pursuant to exercise of options	3,750	—	—	—	4	—	—	—	4

Amortization of Deferred Stock Compensation	—	—	—	—	—	126	—	—	126

Unrealized gain on short-term investments	—	—	—	—	—	—	(28)	—	(28)

Net loss	—	—	—	—	—	—	—	(1,908)	(1,908)

Balance at March 31, 2002	26,415,958	$26	1,166,125	$(1)	$80,075	$(367)	$51	$(66,478)	$13,306

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2002 and 2001
(in thousands)

	Three Months Ended

	March 31,	March 31,
	2002	2001

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,908)	$(1,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	97	17
Amortization of stock compensation expense	126	285
Provision for doubtful accounts	126	(35)
Changes in current assets and liabilities:
Accounts receivable	76	614
Inventories	10	563
Prepaid expenses and other current assets	290	74
Other assets	(2)	(217)
Accounts payable	74	(225)
Deferred revenue and customer deposits	(398)	(153)
Accrued liabilities and other	(669)	8

Net cash used in operating activities	(2,178)	(474)

Cash Flows from Investing Activities:
Purchase of short-term investments	—	(7,796)
Sale of short-term investments	204	—
Purchase of property and equipment	(69)	(134)

Net cash provided by (used in) investing activities	135	(7,930)

Cash Flows from Financing Activities:
Decrease in bank overdraft	(149)	—
Proceeds from issuance of common stock	75	169
Repurchases of common stock	—	(23)

Net cash provided by (used in) financing activities	(74)	146

Net decrease in cash and cash equivalents	(2,117)	(8,258)
Cash and cash equivalents, beginning of period	7,455	21,660

Cash and cash equivalents, end of period	$5,338	$13,402

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Business, Basis of Presentation, and Risks and Uncertainties

Business

     Avistar Communications Corporation (“Avistar” or the “Company”) provides networked video communications software and hardware products and services. Avistar’s products include applications for interactive video calling, content creation and publishing, broadcast video and video-on-demand, as well as data sharing, directory services and network management. Avistar designs, markets, sells, manufactures and/or assembles and installs and supports its products. Avistar’s real-time and non-real-time products are based upon its architecture and Video Operating System™ platform, which facilitate distribution over local and wide area networks using telephony or internet services as appropriate. In addition, Avistar develops, prosecutes, maintains and supports intellectual property used in the Company’s products. Avistar’s services include software development, consulting, implementation, training, maintenance and support.

Basis of Presentation

     The unaudited balance sheet as of March 31, 2002 presents the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (“ASUK”) and Collaboration Properties, Inc. (“CPI”) after elimination of all intercompany accounts and transactions. The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

     The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from those transactions denominated in currencies other than the United States dollar are included in the statements of operations. All amounts included herein are unaudited unless otherwise specified.

     Certain reclassifications were made to the prior year financial information to conform to the current period presentation.

Risks and Uncertainties

     The markets for the Company’s products and services have only recently begun to develop. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $66.5 million as of March 31, 2002. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the current challenging economic environment, the use of differing distribution channels, and the timing of the new product announcements by the Company or its competitors.

     Our future liquidity and capital requirements will depend upon numerous factors, including, without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of revenue, the costs and timing of any expansion of product development efforts and the success of these development efforts, the costs and timing of sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights and other factors. We may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, and results of operations.

2.  Summary of Significant Accounting Policies

Unaudited Interim Financial Information

     The financial statements furnished in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     In the opinion of management, the unaudited financial statements furnished in this report reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods covered and of the Company’s financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2001 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2002.

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

Cash and Cash Equivalents and Short Term Investments

     The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents at March 31, 2002 and December 31, 2001 consisted of money market funds and short-term securities. The Company has classified all investments as short term since it has the intent and ability to redeem them within one year. The Company classifies its short-term investments as available for sale with unrealized gains or losses reported as a separate component of stockholders’ equity. The fair value of the Company’s investments was determined based on quoted market prices at the reporting date for those instruments.

Significant Concentrations

     A relatively small number of customers accounted for a significant percentage of the Company’s net sales. Sales to these customers as a percentage of sales were as follows for the three months ended March 31, 2002 and 2001:

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

	(unaudited)
Customer A	59%	35%
Customer B	*	29%
Customer C	*	11%

*	Less than 10%

     Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position and/or results of operations.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy. Concentration of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of March 31, 2002, approximately 76% of accounts receivable was concentrated with three customers who represented greater than 10% of the Company’s total accounts receivable balance. As of December 31, 2001, approximately 49 % of accounts receivable was concentrated with two customers who represented greater than 10% of the Company’s total accounts receivable balance.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market and were comprised of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
Raw materials and subassemblies	$130	$169
Finished goods	1,134	1,018
Inventory shipped to customer sites, not yet installed	185	262
Less: Allowance for obsolescence	(363)	(353)

	$1,086	$1,096

     Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of March 31, 2002 and December 31, 2001, the Company had billed approximately $0.5 million and $0.6 million, respectively, to customers related to these shipments, but did not record the receivable or the revenue, as the installations had not been completed. Although customers are billed in accordance with customer agreements, these amounts are netted against accounts receivable until installation is confirmed.

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

     When the Company provides installation services, the product and installation revenues are recognized upon completion of installation and customer acceptance is received, subject to the satisfaction of the revenue recognition criteria described above. When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above. Payment for product is due upon shipment based on specific payment terms. Installation and professional services are due upon providing the services. If payments for systems are made in advance of the completion of installation, such amounts are deferred and recorded as deferred revenue in the accompanying balance sheets until installation has occurred and the customer has accepted the product.

     The price charged for maintenance and/or support is stipulated in the contract and is based on a percentage of product revenue as stipulated in the customer agreement. Customers have the option to renew the maintenance and/or support in subsequent periods. Revenue from maintenance and support services is recognized pro-rata over the maintenance and/or support term, which is typically one year in length. Payments for services made in advance of the provision of services are recorded as deferred revenue. Training services are offered independent of the purchase of product. The value of these training courses is determined based on the price charged when such services are sold separately, and the related revenue is recognized upon performance of the service.

     The Company recognizes revenue from software development contracts in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue related to contracts for software development is recognized using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price and the Company has the right to invoice the customer, collection of the receivable is probable, the Company has fulfilled all of its material contractual obligations to the customer for each deliverable of the contract, and customer verification of completion of the deliverable has been received. The amounts billed to customers in excess of revenues recognized to date are classified as current liabilities under deferred revenue and customer deposits. Assumptions used for recording revenue and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. Any anticipated losses on contracts in progress are charged to earnings when identified.

3.  Line of Credit

     On February 27, 2002, the Company entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million as a revolving line of credit and $0.5 million as an equipment term loan. The first $1.0 million of the revolving line is available on a non-formula basis, and the remainder is limited to 80% of the Company’s eligible accounts receivable. The equipment term loan is limited to 100% of the purchase price of eligible equipment. As collateral under this Loan and Security Agreement, the Company granted a first priority interest in all its assets, excluding intellectual property. The revolving line of credit, which expires on February 26, 2003, and the equipment term loan, which expires on November 30, 2004, require certain covenants to be met, including maintenance of a $3.0 million cash balance at the financial institution. Interest on borrowed amounts is payable at prime plus 0.25%. As of March 31, 2002, the Company did not have any outstanding borrowings under this line of credit.

4.  Related Party Transactions

     Certain directors with controlling interests in the Company are also the majority owners of an entity that conducted business with the Company, Vicor Inc. (“Vicor”). Descriptions of certain transactions between the Company and Vicor and other related entities follow.

Rent Sublease

     Beginning in September 1999, the Company sub-leased certain office space, at cost, to Vicor, an affiliated entity through common ownership. The Company received approximately $34,000 during the three months ended March 31, 2001 from Vicor under this sublease agreement. The sublease was terminated in July 2001. There were no outstanding receivables from Vicor as of March 31, 2002.

Fees to Related Parties

     On February 6, 2001, Robert P. Latta, partner at the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (“WSGR”), was appointed to the Company’s Board of Directors. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During the three months ended March 31, 2002 and 2001, payments of approximately $30,000 and $83,000, respectively, were made to WSGR for legal services provided to the Company by WSGR.

     During the three months ended March 31, 2002, payments of approximately $55,000 in consulting fees were made to R. Stephen Heinrichs, a former officer of the Company, who is also a member of the Board of Directors, pursuant to a Separation Agreement between Mr. Heinrichs and the Company dated April 26, 2001.

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

     In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three months ended March 31, 2002 and 2001, because all such securities are antidilutive. Accordingly, diluted net loss per share approximates basic net loss per share for all periods presented.

     The total number of shares excluded from the calculations of diluted net loss per share was 2,883,115 and 2,059,643 for the three months ended March 31, 2002 and 2001, respectively. Basic and diluted pro forma net loss per share have been computed as described above and also give effect, under SEC guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance and the effect of the beneficial conversion related to the Series A convertible preferred stock.

6.  Segment Reporting

     Disclosure of segments is presented in accordance with SFAS No. 131 (“SFAS 131”), “Disclosures About Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates in two operating segments: (1) the design, development, manufacture, sale and marketing of networked video communications products (ACC) and (2) the development, prosecution, maintenance and support of the intellectual property used in the Company’s products (CPI). Service revenue relates mainly to the maintenance, support, training and installation of products and is included in ACC for purposes of reporting and decision-making. The parent company, ACC, also engages in the corporate functions and provides financing and services to the subsidiaries. The Company’s chief decision maker monitors the Company’s operations based upon the information reflected in the following table:

	ACC	CPI	Total

Three Months Ended March 31, 2002
Revenue	$2,700	$—	$2,700
Gross margin	1,377	—	1,377
Depreciation expense	(96)	(1)	(97)
Total operating expenses	(3,165)	(207)	(3,372)
Interest income	91	—	91
Interest expense	—	—	—
Net loss	(1,701)	(207)	(1,908)
Assets	16,355	33	16,388
Three Months Ended March 31, 2001
Revenue	$6,082	$—	$6,082
Gross margin	3,448	—	3,448
Depreciation expense	(14)	(3)	(17)
Total operating expenses	(4,855)	(304)	(5,159)
Interest income	275	—	275
Interest expense	(2)	—	(2)
Net loss	(1,111)	(294)	(1,405)
Assets	26,923	36	26,959

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 52% and 45% of total revenue for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002 and 2001, international revenues to customers in the United Kingdom accounted for 29% and 32%, respectively, of total revenue. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Interim Financial Statements and the Notes thereto included elsewhere herein, and the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 21, 2002.

     Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” elsewhere in this report on Form 10-Q. In some cases, you can identify forward looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Factors Affecting Future Operating Results. These factors may cause our actual results to differ materially from any forward looking statement.

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

Overview

     We develop, market and support a comprehensive suite of networked video communication services for the enterprise. From the desktop, we deliver TV-quality interactive video calling, content creation and publishing, broadcast origination and distribution, video-on-demand, and integrated data sharing. The Avistar video and data collaboration applications are all managed by the AvistarVOS™ video operating system. Our customers use our system to improve productivity and communication within the enterprise and to enhance relationships with customers, suppliers and partners. Using AvistarVOS™ software and leveraging video, telephony and Internet networking standards, Avistar applications are designed to be scalable, reliable, cost effective, easy to use and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We sell our system directly to enterprises in selected strategic vertical markets, and have focused initially on the financial services and manufacturing industries. Our objective is to establish our technology as the standard for networked video.

     We operate through two segments. Avistar Communications engages in the design, development, manufacturing, sale and marketing of networked video communications products, and associated support services, and Collaboration Properties, our wholly owned subsidiary, engages in the development, prosecution, maintenance, support and licensing of the intellectual property used in our system.

Revenue

     We derive product revenue principally from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. In addition, we derive revenue from fees for software development, installation, maintenance, support and training services. For the three month periods ended March 31, 2002 and 2001, product revenue as a percentage of total revenue was 56% and 77%, respectively.

     We recognize revenue from product sales when all of the following conditions are met: the product has been shipped, an arrangement exists with the customer at a fixed price and we have the right to invoice the customer, collection of the receivable is probable and we have fulfilled all of our material contractual obligations to the customer. When we provide installation services, the product and installation revenues are recognized upon completion of installation, and when customer acceptance is received, subject to the satisfaction of the revenue recognition criteria described above. The price charged for maintenance and/or support services is stipulated in the customer contract and is based on a percentage of product revenue. Customers have the option to renew the maintenance and/or support services in subsequent periods. Revenue from maintenance and support is recognized pro-rata over the maintenance and/or support term, which is typically one year in length. Training services are offered independently of the purchase of product. The value of these training services is determined based on the price charged when such services are sold separately, and the related revenue is recognized upon performance of the service.

     To date, a significant portion of our revenue has resulted from sales to a limited number of customers. For the three months ended March 31, 2002, we recorded revenue of approximately $1.6 million, or 59% of total revenue, from our largest customer and its affiliates, and no other customers individually accounted for greater than 10% of our total revenue. For the three months ended March 31, 2001, we recorded revenue of approximately $4.6 million, or 75% of total revenue, from our three largest customers and their affiliates, who each generated greater than 10% of our total revenue. We anticipate that our revenue and, therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers. As a result, the loss or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 52% and 45% of total revenue for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002 and 2001, international revenues to customers in the United Kingdom accounted for 29% and 32%, respectively, of total revenue.

Cost of Revenue

     Our cost of revenue consists primarily of the cost of software and hardware, including compensation for distribution personnel and third party components, the cost of compensation for installation, maintenance, support and training personnel, and other costs related to facilities and office equipment for professional services, technical support and training personnel. We recognize product costs as revenue from such products is recorded, and costs of installation, maintenance, support and training services as we incur those expenses.

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

Valuation of Accounts Receivable

     Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, current trends and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. We also look at current trends and the credit quality of our customer base. If the estimate for bad debts was understated, our operating income could be significantly reduced. As of March 31, 2002, approximately 76% of accounts receivable were concentrated with three customers, who each represented greater than 10% of our total accounts receivable. As of December 31, 2001, approximately 49% of accounts receivable were concentrated with two customers, who each represented greater than 10% of our total accounts receivable.

Valuation of Inventories

     We currently record a reserve for obsolete or excess inventory for models that are no longer manufactured, or are at risk of being replaced with new versions of our product. In determining the allowance for obsolete or excess inventory, we look at our forecasted demand versus quantities on hand and commitments. Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, purchase commitment reserves, and charges against earnings may be required.

Results of Operations

     The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Three months ended

	March 31,

	2002	2001

Revenue:
Product	56.3%	77.0%
Services, maintenance and support	43.7	23.0

Total revenue	100.0	100.0

Cost of revenue:
Product	26.8	30.2
Services, maintenance and support	22.2	13.1

Total cost of revenue	49.0	43.3

Gross margin	51.0	56.7

Operating expenses:
Research and development	42.6	25.8
Sales and marketing	37.6	29.2
General and administrative	40.1	25.1
Amortization of deferred stock compensation	4.7	4.7

Total operating expenses	125.0	84.8

Loss from operations	(74.0)	(28.1)

Other income:
Interest income	3.4	4.5
Other, net	(0.1)	0.5

Total other income	3.3	5.0

Net loss	(70.7)%	(23.1)%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenue

     Total revenue decreased by 56% from $6.1 million for the three months ended March 31, 2001 to $2.7 million for the three months ended March 31, 2002. The decrease was due primarily to lower product sales and associated installation service revenue. Product sales decreased by 68% from $4.7 million for the three months ended March 31, 2001 to $1.5 million for the three months ended March 31, 2002. This reduction was primarily due to the continued slowdown in the economy and continued weakness in the financial services sector particularly, which has resulted in constrained budgets and delayed procurement decisions by both existing and potential customers. Our service revenue decreased by 16% from $1.4 million for the three months ended March 31, 2001 to $1.2 million for the three months ended March 31, 2002, primarily due to reduced installation service revenue associated with lower product sales.

     For the three months ended March 31, 2002, revenue from one customer and its affiliates accounted for 59% of total revenue. This one firm was the only customer who generated greater than 10% of our total revenue. The comparable concentration figure for the same period in 2001 was 75% for the top three customers, each generating over 10% of our total revenue. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period. The loss of or reduction in sales to any one of those customers would have a material adverse impact on our financial condition and operating results.

Cost of Revenue

     Cost of revenue declined by 50% from $2.6 million in the three months ended March 31, 2001 to $1.3 million in the three months ended March 31, 2002. Cost of revenue decreased primarily due to lower product revenue. Cost of product revenue decreased by 61%, from $1.8 million for the three months ended March 31, 2001 to $0.7 million for the three months ended March 31, 2002. Cost of services, maintenance and support decreased by 25% from $0.8 million for the three months ended March 31, 2001 to $0.6 million for the three months ended March 31, 2002. This decrease was due primarily to lower personnel and personnel related expenses.

Gross Margin

     Gross margin as a percentage of revenue decreased from 57% for the three months ended March 31, 2001 to 51% in the three months ended March 31, 2002. The decrease was due primarily to the lower overall revenue base, which provided more limited coverage of the fixed components of the cost of sales. The decrease in gross margin as a percentage of revenue was also due to higher service revenue as a percentage of total revenue for the three months ended March 31, 2002, which generally carries a lower margin than product revenue.

Operating Expenses

     Research and development. Research and development expenses decreased by 27% from $1.6 million for the three months ended March 31, 2001 to $1.1 million for the three months ended March 31, 2002. The decrease was due primarily to lower personnel and personnel related costs.

     Sales and marketing. Sales and marketing expenses decreased by 43% from $1.8 million for the three months ended March 31, 2001 to $1.0 million for the three months ended March 31, 2002. This decrease was due predominantly to reduced personnel and personnel related costs, significantly lower sales commission expenses and lower marketing program costs, all reflecting the lower level of sales and staffing levels during the three month period ended March 31, 2002 relative to the same period in 2001.

     General and administrative. General and administrative expenses decreased by 29% from $1.5 million for the three months ended March 31, 2001 to $1.1 million for the three months ended March 31, 2002. This decrease was due primarily to reduced personnel and personnel related costs, reflecting a lower staffing level during the three month period ended March 31, 2002 relative to the same period in 2001.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased by 56% from $0.3 million for the three months ended March 31, 2001 to $0.1 million for the three months ended March 31, 2002. The decrease was due to the timing on vesting of options, as well as forfeitures of stock options by employees no longer with our company.

Other Income (Expense), Net

     Other income (expense), net decreased from income of $0.3 million during the three months ended March 31, 2001 to income of $0.1 million during the three months ended March 31, 2002. The decrease is due primarily to reduced interest revenue from our declining base of cash and cash equivalents and short-term investment balances.

Liquidity and Capital Resources

     We had cash and cash equivalents of $5.3 million as of March 31, 2002 and $7.5 million as of December 31, 2001. For the three months ended March 31, 2002 we had an overall net cash outflow of $2.1 million, resulting predominantly from net cash used in operations of $2.2 million and purchases of property and equipment of $0.1 million, offset partially by the net sale of short-term investments of $0.2 million. The net cash used in operating activities of $2.2 million resulted primarily from a net loss of $1.9 million.

     For the three months ended March 31, 2001 we had an overall net cash outflow of $8.3 million resulting predominantly from the purchase of short-term investments of $7.8 million and net cash used in operations of $0.5 million. The net cash used in operations included a net loss of $1.4 million, a decrease in accounts receivable of $0.6 million, a decrease in inventories of $0.6 million, amortization of stock compensation expense of $0.3 million, all partially offset by an increase in other assets of $0.2 million, a decrease in accounts payable of $0.2 million, and a decrease in deferred revenue and customer deposits of $0.2 million.

     Expenditures for property and equipment in each of the three months ended March 31, 2002 and 2001 were $0.1 million. As of March 31, 2002, we did not have any material commitments for future capital expenditures. We anticipate spending approximately $0.5 million in capital expenditures in the next 12 months.

     On February 27, 2002, we entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million as a revolving line of credit and $0.5 million as an equipment term loan. The first $1.0 million of the revolving line is available on a non-formula basis, and the remainder is limited to 80% of our eligible accounts receivable. The equipment term loan is limited to 100% of the purchase price of eligible equipment. As collateral under this Loan and Security Agreement, we granted a first priority interest in all our assets, excluding intellectual property. The revolving line of credit, which expires on February 26, 2003, and the equipment term loan, which expires on November 30, 2004, require certain covenants to be met, including maintenance of a $3.0 million balance at the financial institution. Interest on borrowed amounts is payable at prime plus 0.25%. As of the date we filed this report with the Securities and Exchange Commission, we did not have any outstanding borrowings under this line of credit, although we estimate that we were eligible to borrow up to $2.5 million under the line of credit and the equipment term loan. Because our accounts receivable fluctuate from time to time as we invoice customers and customers pay their invoices, the available borrowings under this line of credit will fluctuate. We cannot assure you that we will have sufficient accounts receivable to satisfy our borrowing needs at any given time.

     We currently believe that existing cash and cash equivalents balances and short-term investments and available borrowings under the Loan and Security Agreement will provide us with sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of revenue, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, and other factors, all of which impact our ability to achieve and maintain profitability.

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

Factors Affecting Future Operating Results

     Our market is in the early stages of development, and our system may not be widely accepted.

     Our ability to achieve profitability depends in large part on the widespread adoption by end users of networked video communications systems. If the market for our system fails to grow or grows more slowly than we anticipate, we may not be able to increase revenue or achieve profitability. The market for our system is relatively new and evolving. We will have to devote substantial resources to educating prospective customers about the uses and benefits of our system. Our efforts to educate potential customers may not result in our system achieving market acceptance. In addition, businesses that have invested or may invest substantial resources in video products may be reluctant or slow to adopt our system. Similarly, customers using existing information systems in which they have made significant investments may refuse to adopt our system if they perceive that our offerings will not complement their existing systems. Consequently, the conversion from traditional methods of communication to the extensive use of video networking may not occur as rapidly as we wish.

     We have incurred substantial losses in the past and may not be profitable in the future.

     We incurred net losses of $1.9 million for the three months ended March 31, 2002, $7.9 million for the year 2001, and $4.7 million for the year 2000. As of March 31, 2002, our accumulated deficit was $66.5 million. Our revenue may not increase, or even remain at its current level. In addition, our operating expenses may increase significantly as we develop our business in the future. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers. If our expenses increase more rapidly than our revenue, we may never become profitable. Furthermore, we will record additional amortization of deferred stock compensation in connection with options that we granted in 1999 and 2000. This amortization, although declining, will further decrease our ability to become profitable.

     We cannot predict whether or when we will become profitable. If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, if we fail to reach profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may fall.

     General economic conditions have and may continue to reduce our revenues and harm our business.

     Economic growth in the United States has slowed to the point where industries are delaying or reducing technology purchases. These conditions have negatively affected our business in 2001 and the first three months of 2002, and will in the future if these conditions persist. If our customers and potential customers continue to delay ordering our products, we will fall short of our revenue expectations for the remainder of 2002 and beyond. The outlook for the video communications industry is uncertain and it is very difficult to predict how long the current slowdown will last. Slower growth among our end-user customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all could have a material adverse effect on our revenue, capital resources, financial condition and results of operations.

     Our lengthy sales cycle to acquire new customers or large follow-on orders may cause our quarterly operating results to vary significantly and make it more difficult to forecast our revenue.

     We have generally experienced a product sales cycle of four to nine months for new customers or large follow-on orders due to the time needed to educate potential customers about the uses and benefits of our system, and the significant investment decisions that our prospective customers must make when they decide to buy our system. Many of our prospective customers have neither budgeted expenses for networked video communications systems, or for personnel specifically dedicated to the procurement, installation or support of these systems. As a result, our customers spend a substantial amount of time before purchasing our system in performing internal reviews and obtaining capital expenditure approvals. Current economic conditions have contributed to additional deliberation, and associated delay in the sales cycle.

     Our lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our operating results to vary significantly from quarter to quarter and year to year. This makes it difficult for us to forecast revenue, and could cause volatility in the market price of our common stock. A lost or delayed order could result in lower revenue than expected in a particular quarter or year.

     Since a majority of our revenue has come from follow-on orders, our financial performance could be harmed if we fail to obtain follow-on orders in the future.

     Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its usefulness and value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Revenue generated from follow-on orders accounted for approximately 99% and 94% of our revenue in the three months ended March 31, 2002 and 2001, respectively. Current economic conditions have led to decreases in our clients’ capital spending, and we have experienced a decrease in the size of follow-on orders. Our future financial performance depends on successful initial installations of our system and successful generation of follow-on orders. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

     Because we depend on a few customers for a majority of our revenue, the loss of one or more of them could cause a significant decrease in our revenue.

     We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank and its affiliates. This customer accounted for 59% of our revenue in the three months ended March 31, 2002 and, together with UBS Warburg LLC and Goldman, Sachs & Co., accounted for 75% of our revenue in the three months ended March 31, 2001. We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue. As of March 31, 2002, approximately 76% of our accounts receivable were concentrated among three customers who each represented greater than 10% of our total accounts receivable balance. As of December 31, 2001, approximately 49% of our accounts receivable were concentrated with two customers who each represented greater than 10% of our total accounts receivable balance.

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

     We recognize revenue upon the installation of our system in those cases where we are responsible for installation, which often entails working with sophisticated software and computing and communications systems. If we experience difficulties with installation, or do not meet deadlines due to delays caused by our customers or ourselves, we could be required to devote more customer support, technical and other resources to a particular installation. If we have difficulty installing our products for new or existing customers, or such installation requires significant amounts of our professional services support, our revenue recognition could be delayed, our costs could increase, and our margins could suffer.

     Competition could reduce our market share and decrease our revenue.

     Currently, our competition comes from many other kinds of companies, including communication equipment providers, integrated solution providers, broadcast video providers and stand-alone point solution providers. Within the video-enabled network communications market, we compete primarily against Polycom, Inc., Tandberg Inc. and VCON Telecommunications Ltd. The market in which we operate is highly competitive and fragmented. In addition, because our industry is relatively new and one which is characterized by rapid technological change, evolving user needs, developing industry standards and protocols, and the frequent introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market.

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

     We regard our system as open but proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as licensing, non-disclosure and other agreements with our consultants, suppliers, customers and employees. However, these laws and agreements provide only limited protection of our proprietary rights. In addition, we may not have signed agreements in every case, and the contractual provisions that are in place and the protection they produce may not provide us with adequate protection in all circumstances. Although we hold patents and have filed patent applications covering some of the inventions embodied in our systems, our means of protecting our proprietary rights may not be adequate. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization and without our detection. In the event that we believe a third party is infringing our intellectual property rights, an infringement claim brought by us could, regardless of the outcome, result in substantial cost to us, divert our management’s attention and resources, be time consuming to prosecute and result in unpredictable damage awards. A third party may also develop similar technology independently, without infringing upon our patents and copyrights. In addition, the laws of some countries in which we sell our system may not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our system could harm our business, financial condition or results of operations.

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

     To increase our revenue, we must increase the size of our direct sales force and add indirect distribution channels, such as systems integrators or value-added resellers, or effect sales through our customers. If we are unable to maintain or increase our direct sales force or add indirect distribution channels due to our own cost constraints, limited availability of qualified personnel or other reasons, our future revenue growth may be limited and our future operating results may suffer. There is intense pressure to contain our sales and marketing costs in response to continued weakness in demand for our products and there is intense competition for sales personnel in the communications marketplace. We cannot assure you that we will be successful in attracting, integrating, motivating and retaining sales personnel. Furthermore, it can take several months before a new hire becomes a productive member of our sales force. The loss of existing salespeople or the failure of new salespeople to develop the necessary skills in a timely manner could reduce our revenue growth.

     We may not be able to retain our existing key personnel, or hire and retain the additional personnel that we need to sustain and grow our business.

     Our future success depends in part on our ability to enhance our existing products and achieve market acceptance of existing and future products and technologies. Our products and technologies are complex and to successfully implement our business strategy and manage our business, an in depth understanding of video communication and collaboration technologies and their potential uses is required. We depend on the continued services of our executive officers and other key personnel. We do not have long-term employment agreements with our executive officers or other key personnel and we do not carry any key man life insurance. The loss of the services of any of our executive officers or key personnel could harm our business, financial condition and results of operations.

     We need to attract and retain highly skilled technical and managerial personnel for whom there is intense competition. If we are unable to attract and retain qualified technical and managerial personnel due to our own cost constraints, limited availability of qualified personnel or other reasons, our results of operations could suffer and we may never achieve profitability. The failure of new personnel to develop the necessary skills in a timely manner could harm our business.

     Our plans call for growth in our business, and our inability to achieve or manage growth could harm our business.

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

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 52% and 45% of total revenue for the three months ended March 31, 2002 and 2001, respectively. Some of the risks we may encounter in conducting international business activities include the following:

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

     The securities markets have experienced significant price and volume fluctuations, and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions have, and may continue to reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. The market price of our common stock on the NASDAQ National Market ranged from a low close value of $1.26 to a high of $2.99 during the period from April 1, 2001 to March 31, 2002. If the closing bid price for our stock declines below $1.00 per share and remains below such level for 30 consecutive trading days, we may become the subject of delisting proceedings under the NASDAQ National Marketplace Rules. A delisting may negatively impact the value of our stock, as stocks trading on the over-the-counter market are typically less liquid and trade with larger variations between the bid and ask price.

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

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 78% of our common stock as of March 31, 2002. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to decline.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 52% of total revenue for the three months ended March 31, 2002 and 45% of total revenue for the three months ended March 31, 2001. As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes. We do not engage in any foreign currency hedging transactions.

     Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. We expect that our interest income will be negatively affected by recent declines in short-term interest rates. However, due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. There has not been a material change in our exposure to interest rate and foreign currency risk since the date of our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 21, 2002.

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

		Weighted Average
	Amounts	Interest Rate

	(in thousands)
Description
Cash and cash equivalents and short-term investments:
Cash	$695
Commercial paper	4,621	1.79%
Other cash equivalents	22	1.88%
Short-term investments	5,599	4.14%

Fair Value at March 31, 2002	$10,937

PART II — OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.3	Bylaws of Avistar Communications Corporation

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 30th day of April 2002.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ GERALD J. BURNETT Gerald J. Burnett Chief Executive Officer, President and Chairman (Principal Executive Officer)

By:	/s/ ROBERT J. HABIG Robert J. Habig Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibits	Description

3.3	Bylaws of Avistar Communications Corporation