Form 10-Q
period 2002-06-30
AVISTAR COMMUNICATIONS CORP
filed 2002-08-14
CIK 1111632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes   [X]     No    [   ]

At June 30, 2002, 25,250,233 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2002 and December 31, 2001
(in thousands, except share data)

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$6,338	$7,455
Short-term investments	3,378	5,831
Accounts receivable, net of allowance for doubtful accounts of $168 and $232, respectively	1,410	2,760
Inventories, including inventory shipped to customer sites, not yet installed of $121 and $262, respectively	1,076	1,096
Prepaid expenses and other current assets	515	1,121

Total current assets	12,717	18,263
Property and equipment, net	490	599
Other assets	411	403

Total assets	$13,618	$19,265

Liabilities and Stockholders’ Equity:
Current liabilities:
Bank overdraft	$—	$149
Accounts payable	269	633
Deferred revenue and customer deposits	508	1,205
Accrued liabilities and other	1,302	2,237

Total current liabilities	2,079	4,224

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized at June 30, 2002 and December 31, 2001; 25,250,233 and 25,196,478 shares outstanding at June 30, 2002 and December 31, 2001, respectively	26	26
Treasury stock, 1,166,125 shares at June 30, 2002 and December 31, 2001, respectively	(40)	(40)
Additional paid-in-capital	80,181	80,039
Deferred stock compensation	(274)	(493)
Cumulative other comprehensive income	33	79
Accumulated deficit	(68,387)	(64,570)

Total stockholders’ equity	11,539	15,041

Total liabilities and stockholders’ equity	$13,618	$19,265

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2002 and 2001
(in thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenue:
Product	$901	$2,452	$2,416	$7,134
Services, maintenance and support	1,101	1,091	2,286	2,491

Total revenue	2,002	3,543	4,702	9,625

Cost of revenue:
Product	523	1,050	1,262	2,889
Services, maintenance and support	643	739	1,227	1,535

Total cost of revenue	1,166	1,789	2,489	4,424

Gross margin	836	1,754	2,213	5,201

Operating Expenses:
Research and development	941	1,358	2,090	2,927
Sales and marketing	894	1,735	1,908	3,513
General and administrative	1,114	1,437	2,197	2,964
Amortization of deferred stock compensation*	93	266	219	551

Total operating expenses	3,042	4,796	6,414	9,955

Loss from operations	(2,206)	(3,042)	(4,201)	(4,754)

Other income (expense):
Interest expense	—	—	—	(2)
Interest income	73	211	164	486
Other, net	224	(5)	220	28

Total other income (expense), net	297	206	384	512

Net loss	$(1,909)	$(2,836)	$(3,817)	$(4,242)

Net loss per share — basic and diluted	$(0.08)	$(0.11)	$(0.15)	$(0.17)

Weighted average shares used in calculating basic and diluted net loss per share	25,250	25,145	25,241	25,147

* Amortization of deferred stock compensation excluded from the following expenses:
Cost of revenue	$12	$38	$28	$80
Research and development	8	34	20	69
Sales and marketing	71	187	166	388
General and administrative	2	7	5	14

	$93	$266	$219	$551

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the six months ended June 30, 2002
(unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock			Deferred	Cumulative Other		Total
					Additional	Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Income	Deficit	Equity

Balances at December 31,	26,362,603	$26	1,166,125	$(40)	$80,039	$(493)	$79	$(64,570)	$15,041

Issuance of common stock to employees pursuant to employee stock purchase	49,605	—	—	—	71	—	—	—	71

Issuance of common stock to employees pursuant to exercise of options	4,150	—	—	—	4	—	—	—	4

Non-employee stock-based compensation	—	—	—	—	67	—	—	—	67

Amortization of deferred stock compensation	—	—	—	—	—	219	—	—	219

Unrealized loss on short-term investments	—	—	—	—	—	—	(46)	—	(46)

Net loss	—	—	—	—	—	—	—	(3,817)	(3,817)

Balances at June 30, 2002	26,416,358	$26	1,166,125	$(40)	$80,181	$(274)	$33	$(68,387)	$11,539

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
for the six months ended June 30, 2002 and 2001
(in thousands)

	Six Months Ended

	June 30,	June 30,
	2002	2001

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(3,817)	$(4,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	188	68
Stock-based compensation	286	581
Provision for doubtful accounts	151	23
Changes in current assets and liabilities:
Accounts receivable	1,199	1,687
Inventories	20	437
Prepaid expenses and other current assets	606	57
Other assets	(8)	(207)
Accounts payable	(364)	(187)
Deferred revenue and customer deposits	(697)	(846)
Accrued liabilities and other	(935)	(310)

Net cash used in operating activities	(3,371)	(2,939)

Cash Flows from Investing Activities:
Purchase of short-term investments	—	(3,833)
Sale of short-term investments	2,407	—
Purchase of property and equipment	(79)	(377)

Net cash provided by (used in) investing activities	2,328	(4,210)

Cash Flows from Financing Activities:
Decrease in bank overdraft	(149)	—
Proceeds from issuance of common stock	75	153
Repurchases of common stock	—	(34)

Net cash provided by (used in) financing activities	(74)	119

Net decrease in cash and cash equivalents	(1,117)	(7,030)
Cash and cash equivalents, beginning of period	7,455	21,660

Cash and cash equivalents, end of period	$6,338	$14,630

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Business, Basis of Presentation, and Risks and Uncertainties

Business

     Avistar Communications Corporation (“Avistar” or the “Company”) provides the Avistar vBusiness™ integrated suite of video-enabled applications, including networked video communications software and hardware products and services. Avistar’s products include applications for interactive video calling, content creation and publishing, broadcast video and video-on-demand, as well as data sharing, directory services and network management. Avistar designs, develops, markets, sells, manufactures and/or assembles and installs and supports its products. Avistar’s real-time and non-real-time products are based upon its architecture and Video Operating System (AvistarVOS™) platform, which facilitate distribution over local and wide area networks using telephony or internet services as appropriate. In addition, Avistar develops, maintains and supports intellectual property used in the Company’s products. Avistar’s services include software development, consulting, implementation, training, maintenance and support.

Basis of Presentation

     The unaudited balance sheet as of June 30, 2002 presents the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (“ASUK”) and Collaboration Properties, Inc. (“CPI”), a Nevada corporation, after elimination of all intercompany accounts and transactions. The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

     The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from those transactions denominated in currencies other than the United States dollar are included in the statements of operations. All amounts included herein are unaudited unless otherwise specified.

     The Company’s fiscal year coincides with the calendar year ending on December 31. Certain reclassifications were made to the prior year presentation to conform to the current period presentation.

Risks and Uncertainties

     The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $68.4 million as of June 30, 2002. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of differing distribution channels, and the timing of new product announcements by the Company or its competitors.

     The Company’s future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of revenue, the costs and timing of the Company’s product development efforts and the success of these development efforts, the costs and timing of the Company’s sales and marketing activities, the extent to which the Company’s existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, and other factors, all of which impact the Company’s ability to achieve and maintain profitability. The Company’s management estimates that it will need to obtain additional funding over the next six months in order to continue its efforts to implement its business plan.

     If the Company is unable to raise funds on acceptable terms, the Company may not be able to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial condition, and results of operations. If additional funds are raised through the issuance of equity securities, the Company’s net tangible book value per share is likely to decrease, the percentage ownership of then current stockholders will be diluted, and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

     The financial statements furnished in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Short Term Investments

     The Company considers all investment instruments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents at June 30, 2002 and December 31, 2001 consisted of money market funds and short-term securities. The Company has classified all investments not classified as cash equivalents as short term since it has the intent and ability to redeem them within one year. The Company classifies its short-term investments as available for sale with unrealized gains or losses reported as a separate component of stockholders’ equity. The fair value of the Company’s investments was determined based on quoted market prices at the reporting date for those instruments.

Supplemental Cash Flow Information

     During the six months ended June 30, 2002 and 2001, no cash was paid for income taxes or interest.

Significant Concentrations

     A relatively small number of customers accounted for a significant percentage of the Company’s net sales. Sales to these customers as a percentage of sales were as follows for the three and six months ended June 30, 2002 and 2001:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

	(UNAUDITED)		(UNAUDITED)
Customer A	66%	31%	62%	33%
Customer B	*	21%	*	26%
Customer C	*	12%	*	*

*	Less than 10%

     Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position and/or results of operations.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy. Concentration of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of June 30, 2002, approximately 74% of accounts receivable was concentrated with one customer who represented greater than 10% of the Company’s total accounts receivable balance. As of December 31, 2001, approximately 49% of accounts receivable was concentrated with two customers who each represented greater than 10% of the Company’s total accounts receivable balance.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
Raw materials and subassemblies	$128	$169
Finished goods	1,026	1,018
Inventory shipped to customer sites, not yet installed	121	262
Less: Allowance for obsolescence	(199)	(353)

	$1,076	$1,096

     Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of June 30, 2002 and December 31, 2001, the Company had billed approximately $0.2 million and $0.6 million, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed. Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

Revenue Recognition and Deferred Revenue

     The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (SOP 97-2), and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” The Company recognizes revenues from product sales when all of the following conditions are met: the product has been shipped, an arrangement exists with the customer at a fixed price and the Company has the right to invoice the customer, collection of the receivable is probable, and the Company has fulfilled all of its material contractual obligations to the customer.

     When the Company provides installation services, the product and installation revenues are recognized upon completion of the installation process and receipt of customer acceptance, subject to the satisfaction of the revenue recognition criteria described above. When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above. Payment for product is due upon shipment, subject to specific payment terms. Payment for installation and professional services are due upon providing the services, subject to specific payment terms. If payments for systems are made in advance of the completion of installation, such amounts are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets until installation has occurred and the customer has accepted the product. Reimbursements received for out-of-pocket expenses incurred during installation and support services, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

     The price charged for maintenance and/or support is defined in the contract, and is based on a percentage of product list prices as stipulated in the customer agreement. Customers have the option to renew the maintenance and/or support arrangement in subsequent periods at the same percentage as paid in the initial year. Revenue from maintenance and support services is deferred and recognized pro-rata over the maintenance and/or support term, which is typically one year in length. Payments for services made in advance of the provision of services are recorded as deferred revenue and customer deposits in the accompanying balance sheets. Training services are offered independent of the purchase of product. The value of these training courses is determined based on the price charged when such services are sold separately, and training revenue is recognized upon performance of the service.

     The Company recognizes service revenue from software development contracts in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue related to contracts for software development is recognized using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price and the Company has the right to invoice the customer, collection of the receivable is probable, the Company has fulfilled all of its material contractual obligations to the customer for each deliverable of the contract, and customer verification of completion of the deliverable has been received. The amounts billed to customers in excess of revenues recognized to date are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets. Assumptions used for recording revenue and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs to complete the contract. Any anticipated losses on contracts in progress are charged to earnings when identified.

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections Business Combinations.” The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect the adoption to have a significant impact on the Company’s financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This Statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt this statement for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption to have a significant impact on the Company’s financial position or results of operations.

3. Line of Credit

     On February 27, 2002, the Company entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million as a revolving line of credit and $0.5 million as an equipment term loan. The first $1.0 million of the revolving line is available on a non-formula basis, and the remainder is limited to 80% of the Company’s eligible accounts receivable. The equipment term loan is limited to 100% of the purchase price of eligible equipment. As collateral under this Loan and Security Agreement, the Company granted a first priority interest in all its assets to the lender, excluding intellectual property. The revolving line of credit, which expires on February 26, 2003, and the equipment term loan, which expires on November 30, 2004, require certain covenants to be met, including maintenance of a $3.0 million cash balance at the financial institution. Interest on borrowed amounts is payable at the bank’s prime rate plus 0.25%. As of June 30, 2002, the Company did not have any outstanding borrowings under this line of credit.

4. Related Party Transactions

     On February 6, 2001, Robert P. Latta, partner at the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (“WSGR”), was appointed to the Company’s Board of Directors. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During the six months ended June 30, 2002 and 2001, payments of approximately $80,000 and $197,000, respectively, were made to WSGR for legal services provided to the Company.

     During the six months ended June 30, 2002 and 2001, payments for consulting fees of approximately $110,000 and $18,000, respectively, were made to R. Stephen Heinrichs, a former officer of the Company, who is also a member of the Board of Directors, pursuant to a Separation Agreement between Mr. Heinrichs and the Company dated April 26, 2001.

5. Net Loss Per Share

     Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128 (“SFAS 128”), “Earnings Per Share,” for all periods presented.

     In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three and six months ended June 30, 2002 and 2001, because all such securities are antidilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

     The total number of common equivalent shares excluded from the calculations of diluted net loss per share were 4,731,784 and 2,602,136 for the three months ended June 30, 2002 and 2001, respectively, and 4,122,949 and 2,495,482 for the six months ended June 30, 2002 and 2001, respectively.

6. Segment Reporting

     Disclosure of segments is presented in accordance with SFAS No. 131 (“SFAS 131”), “Disclosures About Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates in two operating segments: (1) the design, development, manufacture, sale and marketing of networked video communications products (Avistar) and (2) the development, maintenance and support of the intellectual property used in the Company’s products (CPI). Service revenue relates mainly to the maintenance, support, training and installation of products and is included in Avistar for purposes of reporting and decision-making. Avistar also engages in the corporate functions and provides financing and services to the subsidiaries. The Company’s chief operating decision maker, its Chief Executive Officer, monitors the Company’s operations based upon the information reflected in the following table (in thousands):

	Avistar	CPI	Total

Three Months Ended June 30, 2002
Revenue	$2,002	$—	$2,002
Gross margin	836	—	836
Depreciation expense	(90)	(1)	(91)
Total operating expenses	(2,812)	(230)	(3,042)
Interest income	73	—	73
Interest expense	—	—	—
Net loss	(1,679)	(230)	(1,909)
Assets	13,451	167	13,618
Three Months Ended June 30, 2001
Revenue	$3,543	$—	$3,543
Gross margin	1,754	—	1,754
Depreciation expense	(48)	(3)	(51)
Total operating expenses	(4,534)	(262)	(4,796)
Interest income	211	—	211
Interest expense	—	—	—
Net loss	(2,580)	(256)	(2,836)
Assets	23,384	34	23,418
Six Months Ended June 30, 2002
Revenue	$4,702	$—	$4,702
Gross margin	2,213	—	2,213
Depreciation expense	(186)	(2)	(188)
Total operating expenses	(5,977)	(437)	(6,414)
Interest income	164	—	164
Interest expense	—	—	—
Net loss	(3,380)	(437)	(3,817)
Six Months Ended June 30, 2001
Revenue	$9,625	$—	$9,625
Gross margin	5,201	—	5,201
Depreciation expense	(62)	(6)	(68)
Total operating expenses	(9,389)	(566)	(9,955)
Interest income	486	—	486
Interest expense	(2)	—	(2)
Net loss	(3,692)	(550)	(4,242)

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 45% and 48% of total revenue for the three months ended June 30, 2002 and 2001, respectively. International revenue comprised 49% and 46% of total revenue for the six months ended June 30, 2002 and 2001, respectively. For the three months ended June 30, 2002 and 2001, international revenues to customers in the United Kingdom accounted for 28% and 16%, respectively, of total revenue. For the six months ended June 30, 2002 and 2001, international revenues to customers in the United Kingdom accounted for 29% and 26%, respectively, of total revenue. All of the Company’s sales are currently billed in United States dollars. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

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

     Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” elsewhere in this report on Form 10-Q. In some cases, you can identify forward looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward looking statement.

     Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward looking statements. We are under no duty to update any of the forward-looking statements to conform our prior statements to actual results after the date of this report on Form 10-Q.

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

     We operate in two segments. Avistar Communications Corporation engages in the design, development, manufacturing, sale and marketing of networked video communications products, and associated support services, and Collaboration Properties, Inc., our wholly owned subsidiary, engages in the development, prosecution, maintenance, support and licensing of the intellectual property used in our products.

Critical Accounting Policies

     The preparation of these Condensed Consolidated Interim Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Interim Financial Statements:

     •     Revenue recognition;

     •     Valuation of accounts receivable; and

     •     Valuation of inventories.

     These critical accounting policies are discussed below.

Revenue

     We derive product revenue principally from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. In addition, we derive revenue from fees for software development, installation, maintenance, support and training services. For the three-month periods ended June 30, 2002 and 2001, product revenue as a percentage of total revenue was 45% and 69%, respectively. For the six-month periods ended June 30, 2002 and 2001, product revenue as a percentage of total revenue was 51% and 74%, respectively.

     We recognize revenue from product sales when all of the following conditions are met: the product has been shipped, an arrangement exists with the customer at a fixed price and we have the right to invoice the customer, collection of the receivable is probable, and we have fulfilled all of our material contractual obligations to the customer. When we provide installation services, the product and installation revenues are recognized upon completion of installation and receipt of customer acceptance, subject to the satisfaction of the revenue recognition criteria described above. The price charged for maintenance and/or support services is stipulated in the customer contract and is based on a percentage of product revenue. Customers have the option to renew the maintenance and/or support services in subsequent periods. Revenue from maintenance and support is recognized pro-rata over the maintenance and/or support term, which is typically one year in length. Training services are offered independently of the purchase of product. The value of these training services is determined based on the price charged when such services are sold separately, and training revenue is recognized upon performance of the service. We recognize service revenue from software development contracts using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price and we have the right to invoice the customer, collection of the receivable is probable, we have fulfilled all of our material contractual obligations to the customer for each deliverable of the contract, and we have received customer verification of completion of the deliverable. Reimbursements received for out-of-pocket expenses incurred during installation and support services, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

     To date, a significant portion of our revenue has resulted from sales to a limited number of customers. For the six months ended June 30, 2002, we recorded revenue of approximately $2.9 million, or 62% of total revenue, from Deutsche Bank and its affiliates. No other customers individually accounted for greater than 10% of our total revenue for the six months ended June 30, 2002. For the six months ended June 30, 2001, we recorded revenue of approximately $5.7 million, or 59% of total revenue, from our two largest customers and their affiliates, who each generated greater than 10% of our total revenue. We anticipate that our revenue, and therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers. As a result, the loss or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 49% and 46% of total revenue for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, international revenues to customers in the United Kingdom accounted for 29% and 26%, respectively, of total revenue.

Cost of Revenue

     Our cost of revenue consists of the cost of product, services, maintenance and support, and includes compensation for distribution personnel and the cost of third party components, the cost of compensation for installation, maintenance, support, training and engineering personnel, and other costs related to facilities and office equipment for professional services, technical support and training personnel. We recognize product costs when the revenue from the sale of such products is recorded, and costs of installation, maintenance, support and training services as we incur those expenses.

Operating Expenses

     We generally recognize our operating expenses as we incur them in three operational categories: research and development, sales and marketing, and general and administrative. Our operating expenses also include amortization of our deferred stock compensation charges related to stock options granted prior to our initial public offering. These charges are amortized on a straight-line basis over the vesting period of the options, generally four years. Our research and development expenses consist primarily of compensation expenses for our personnel, patent and licensing costs and, to a lesser extent, independent contractors. Due to uncertainties about the estimated future economic benefits and lives of our patents and patent applications, all related patent costs are expensed as incurred. Our sales and marketing expenses consist primarily of compensation, commissions and travel expenses, and other internal and outside marketing expenses. Our general and administrative expenses consist primarily of compensation for our administrative and financial personnel, and a number of non-allocable costs, including insurance, professional fees, legal fees, accounting fees and provision for doubtful accounts receivable.

     We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities, based upon the number of employees assigned to each of these areas. These allocated charges include facilities rent, utilities, telecommunications, and depreciation expense for property and equipment.

     Amortization of deferred stock compensation relates to stock options issued to employees, and represents the difference between the exercise price of options granted to employees and the grant-date fair value of our common stock. Based on the outstanding options at December 31, 2001, we anticipate recording charges of approximately $358,000 in 2002 and $135,000 in 2003 to record the remainder of the costs associated with these grants. Future compensation expense may be decreased in a period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services. In addition, we have granted options to acquire shares of common stock to non-employees who have provided consulting services. For the three months ended June 30, 2002 and 2001, we recognized an expense of $61,000 and $3,000, respectively, related to these non-employee options, and for the six months ended June 30, 2002 and 2001, we recognized an expense of $67,000 and $6,000, respectively. Pursuant to the provisions of SFAS No. 123, the fair value of options issued was determined based on the fair value of the consideration received, where such amount was reliably measurable, or the fair value of the equity instruments issued, in which case, the fair value was estimated as services were provided using the Black-Scholes option pricing model.

     Since June of 2001, we have carried out a number of initiatives intended to control costs and reduce operating expenses, including a net reduction in staffing of 29% as of June 30, 2002 relative to staffing levels as of June 30, 2001.

Valuation of Accounts Receivable

     Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends and the credit quality of our customer base, and the make-up of our accounts receivable by aging category. If the allowance for doubtful accounts was understated, our operating income could be significantly reduced. As of June 30, 2002, approximately 74% of accounts receivable were concentrated with one customer, the only customer who represented greater than 10% of our total accounts receivable balance. As of December 31, 2001, approximately 49% of accounts receivable were concentrated with two customers, who each represented greater than 10% of our total accounts receivable.

Valuation of Inventories

     We currently record a provision for obsolete or excess inventory for models that are no longer manufactured, or are at risk of being replaced with new versions of our product. In determining the allowance for obsolete or excess inventory, we look at our forecasted demand versus quantities on hand and commitments. Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, provision for purchase commitments, and charges against earnings may be required.

Results of Operations

     The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	PERCENTAGE OF TOTAL REVENUE

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Revenue:
Product	45.0%	69.2%	51.4%	74.1%
Services, maintenance and support	55.0	30.8	48.6	25.9

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	26.1	29.6	26.8	30.0
Services, maintenance and support	32.1	20.9	26.1	16.0

Total cost of revenue	58.2	50.5	52.9	46.0

Gross margin	41.8	49.5	47.1	54.0

Operating expenses:
Research and development	47.0	38.3	44.4	30.4
Sales and marketing	44.7	49.0	40.6	36.5
General and administrative	55.6	40.6	46.7	30.8
Amortization of deferred stock compensation	4.6	7.5	4.7	5.7

Total operating expenses	151.9	135.4	136.4	103.4

Loss from operations	(110.1)	(85.9)	(89.3)	(49.4)

Other (expense) income:
Interest expense	(0.0)	(0.0)	(0.0)	(0.0)
Interest income	3.6	6.0	3.5	5.0
Other	11.2	(0.1)	4.7	0.3

Total other (expense) income	14.8	5.9	8.2	5.3

Net loss	(95.3)%	(80.0)%	(81.1)%	(44.1)%

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenue

     Total revenue decreased by 43% to $2.0 million for the three months ended June 30, 2002 from $3.5 million for the three months ended June 30, 2001, and decreased by 51% to $4.7 million for the six months ended June 30, 2002 from $9.6 million for the six months ended June 30, 2001. The decrease in the three and six month periods ended June 30, 2002 relative to the prior year were due primarily to lower product sales. Lower product sales were due in large part to continued weakness in the United States and global economies and in the financial services sector in particular, which has resulted in delayed procurement decisions and constrained technology spending among our existing and potential customers. For the three months ended June 30, 2002, revenue from one customer accounted for 66% of total revenues, and no other customers individually accounted for greater than 10% of our total revenue. For the three months ended June 30, 2001 revenue from three customers accounted for 64% of our total revenue, each of whom contributed greater than 10% of our total revenue. For the six months ended June 30, 2002, revenue from one customer accounted for 62% of total revenues, and no other customers individually accounted for greater than 10% of our total revenue. For the six months ended June 30, 2001, revenue from two customers accounted for 59% of our total revenue, each of whom contributed greater than 10% of our total revenue. The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a material adverse impact on our financial condition or operating results.

Cost of Revenue

     The cost of revenue declined by 35% to $1.2 million for the three months ended June 30, 2002 from $1.8 million for the three months ended June 30, 2001, and decreased by 44% to $2.5 million for the six months ended June 30, 2002 from $4.4 million for the six months ended June 30, 2001. Cost of revenue decreased during the three and six-month periods ended June 30, 2002 relative to the prior year due to reductions in product revenue and associated direct costs. Cost of product revenue declined by 50% and 56% in the three and six-month periods ended June 30, 2002 and 2001, respectively, due to the lower level of product sales and associated direct costs, and a declining fixed component of the cost of product revenue, resulting primarily from reduced personnel and personnel related expenses. Cost of service revenue declined by 13% and 20% in the three and six-month periods ended June 30, 2002 and 2001, respectively, due to the declining fixed component of the cost of service revenue, resulting primarily from the reduction in personnel and personnel related expenses.

Gross Margin

     The gross margin as a percentage of revenue decreased to 42% for the three months ended June 30, 2002 from 50% for the three months ended June 30, 2001, and decreased to 47% for the six months ended June 30, 2002 from 54% for the six months ended June 30, 2001. The decreases in the three and six-month periods ended June 30, 2002 relative to the prior year were primarily due to the lower overall revenue base, which provided more limited coverage of the fixed components of the cost of sales. Product gross margin as a percentage of total product revenue decreased to 42% for the three-month period ended June 30, 2002 from 57% for the three-month period ended June 30, 2001, and decreased to 48% from 60% for the six-month periods ended June 30, 2002 and 2001, respectively, as a result of reduced product revenue, which provided more limited coverage of the fixed components of the cost of product sales. Service gross margin as a percentage of total service revenue increased to 42% from 32% for the three-month periods ended June 30, 2002 and 2001, and to 46% from 38% for the six-month periods ended June 30, 2002 and 2001, respectively, as a result of similar total service revenue levels, over a declining level of the fixed components of the cost of service revenue resulting primarily from reduced personnel and personnel related expenses.

Operating expenses

     Research and development. Research and development expenses decreased by 31% to $0.9 million in the three months ended June 30, 2002 from $1.4 million for the three months ended June 30, 2001, and decreased by 29% to $2.1 million for the six months ended June 30, 2002 from $2.9 million for the six months ended June 30, 2001. The decreases in the three and six-month periods ended June 30, 2002 relative to the prior year were due to the reduction in personnel and personnel related expenses, as a result of a 19% reduction in staffing levels in research and development relative to June 30, 2001, and a reduction in external consulting expenses.

     Sales and marketing. Sales and marketing expenses decreased by 48% to $0.9 million in the three months ended June 30, 2002 from $1.7 million in the three months ended June 30, 2001, and decreased by 46% to $1.9 million for the six months ended June 30, 2002 from $3.5 million for the six months ended June 30, 2001. The decreases in the three and six-month periods ended June 30, 2002 relative to the prior year were due to decreased personnel and personnel related costs, as a result of a 34% reduction in sales and marketing staffing relative to June 30, 2001, decreased commission expense due to lower business volume, and reductions in marketing program expenditures.

     General and administrative. General and administrative expenses decreased by 22% to $1.1 million in the three months ended June 30, 2002 from $1.4 million for the three months ended June 30, 2001, and decreased by 26% to $2.2 million in the six months ended June 30, 2002 from $3.0 million for the six months ended June 30, 2001. The decreases in the three and six-month periods ended June 30, 2002 relative to the prior year were due to decreased personnel and personnel related costs as a result of a 26% reduction in the administrative staffing level relative to June 30, 2001, and decreased outside professional services costs.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased by 65% to $0.1 million in the three months ended June 30, 2002 from $0.3 million in the three months ended June 30, 2001, and decreased by 60% to $0.2 million in the six months ended June 30, 2002 from $0.6 million in the six months ended June 30, 2001. The decreases in the three and six-month periods ended June 30, 2002 relative to the prior year were due to a decline in options vesting in 2002 relative to 2001, as well as forfeitures of stock options by employees no longer with our company.

Other Income (Expense)

Other income (expense), net increased by 44% to an income of $0.3 million in the three months ended June 30, 2002 from an income of $0.2 million in the three months ended June 30, 2001. Other income (expense), net decreased by 25% to an income of $0.4 million in the six months ended June 30, 2002 from an income of $0.5 million for the six months ended June 30, 2001. The increase in the three-month period ended June 30, 2002 relative to the prior year was due to net grant proceeds received from the New York disaster relief program associated with the events of September 11, 2001, partially offset by lower interest income due to a declining balance of cash and cash equivalents, and short-term investments with lower rates of return on such investments. The decrease in the six-month period ended June 30, 2002 relative to the prior year was due to lower interest income resulting from a declining balance of cash and cash equivalents, and short-term investments, and lower rates of return on such investments, partially offset by the net grant proceeds received from the New York disaster relief program during the six months ended June 30, 2002.

Liquidity and Capital Resources

     We have funded our operations since inception primarily from product and services revenue, the net proceeds of $31.4 million from our August 2000 initial public offering of Common Stock, lines of credit with related parties and financial institutions, and, to a lesser extent, the proceeds of approximately $6.4 million from the sale of Series B Preferred Stock in December 1999.

     We had cash and cash equivalents of $6.3 million as of June 30, 2002 and $7.5 million as of December 31, 2001. For the six months ended June 30, 2002 we had an overall net cash outflow of $1.1 million, resulting primarily from net cash used in operations of $3.4 million, offset partially by the net cash provided by investing activities of $2.3 million. The net cash used in operating activities of $3.4 million resulted from a net loss of $3.8 million, a decrease in accounts payable of $0.4 million, a decrease in deferred revenue and customer deposits of $0.7 million, and a decrease in accrued liabilities and other of $0.9 million, partially offset by depreciation, amortization and provision for doubtful accounts totaling $0.6 million, a decrease in accounts receivable of $1.2 million, and a decrease in prepaid expenses and other current assets of $0.6 million. The net cash provided by investing activities resulted from the net sale of short-term investments of $2.4 million, partially offset by the purchase of property and equipment of $0.1 million.

     On February 27, 2002, we entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million as a revolving line of credit and $0.5 million as an equipment term loan. The first $1.0 million of the revolving line is available on a non-formula basis, and the remainder is limited to 80% of our eligible accounts receivable. The equipment term loan is limited to 100% of the purchase price of eligible equipment. As collateral under this Loan and Security Agreement, we granted a first priority interest in all our assets to the lender, excluding intellectual property. The revolving line of credit, which expires on February 26, 2003, and the equipment term loan, which expires on November 30, 2004, require certain covenants be met, including maintenance of a $3.0 million balance at the financial institution. Interest on borrowed amounts is payable at the bank’s prime rate plus 0.25%. As of June 30, 2002, we did not have any outstanding borrowings under this line of credit, although we estimate that we were eligible to borrow up to $1.0 million under the line of credit and $0.5 million under the equipment term loan at that time. Because our accounts receivable fluctuate from time to time as we invoice customers and customers pay their invoices, the available borrowings under this line of credit will fluctuate. We cannot assure you that we will have sufficient accounts receivable to satisfy our borrowing needs from this line of credit at any given time.

     At June 30, 2002, we had open purchase orders and other contractual obligations of approximately $0.9 million, primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases in our normal course of business. These commitments and obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due.

     We intend to continue to invest in the development of new products and enhancements to our existing products. We expect that we will need to obtain additional funding in the next six months in order to meet our future business requirements for the next twelve months. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of revenue, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, and other factors, all of which impact our ability to achieve and maintain profitability.

     If we are unable to obtain additional funding on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, and results of operations. There can be no assurance that such funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products.

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections Business Combinations.” The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We do not expect the adoption to have a significant impact on our financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This Statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt this statement for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption to have a significant impact on our financial position or results of operations.

Factors Affecting Future Operating Results

     Our market is in the early stages of development, and our system may not be widely accepted.

     Our ability to achieve profitability depends in large part on the widespread adoption of networked video communications systems. If the market for our system fails to grow or grows more slowly than we anticipate, we may not be able to increase revenue or achieve profitability. The market for our system is relatively new and evolving. We will have to devote substantial resources to educating prospective customers about the uses and benefits of our system. Our efforts to educate potential customers may not result in our system achieving market acceptance. In addition, businesses that have invested or may invest substantial resources in video products may be reluctant or slow to adopt our system. Similarly, customers using existing information systems in which they have made significant investments may refuse to adopt our system if they perceive that our offerings will not complement their existing systems. Consequently, the conversion from traditional methods of communication to the extensive use of video networking may not occur as rapidly as we wish.

     We have incurred substantial losses in the past and may not be profitable in the future.

     We incurred net losses of $3.8 million for the six months ended June 30, 2002, $7.9 million for the year 2001, and $4.7 million for the year 2000. As of June 30, 2002, our accumulated deficit was $68.4 million. Our revenue may not increase, or even remain at its current level. In addition, our operating expenses may increase significantly as we continue to develop our business in the future. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers. If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable.

     We cannot predict whether or when we will become profitable. If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, if we fail to reach profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

     General economic conditions have and may continue to reduce our revenues and harm our business.

     Economic growth in the United States has slowed to the point where industries are delaying or reducing technology purchases. These conditions have negatively affected our business in 2001 and the first six months of 2002, and will in the future if these conditions persist. If our customers and potential customers continue to delay ordering our products, we will fall short of our revenue expectations for the remainder of 2002 and beyond. The outlook for the video communications industry is uncertain and it is very difficult to predict how long the current slowdown will last. Slower growth among our end-user customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have and could continue to have a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

     Our expected future capital needs require that we seek additional debt or equity funding which, if not available, could cause our business to suffer.

Our future liquidity and capital requirements will depend upon numerous factors, including:

•	general economic conditions and conditions in the financial services industry in particular;

•	the level and timing of our revenue;

•	the costs and timing of product development efforts and the success of these development efforts;

•	the costs and timing of sales and marketing activities;

•	the extent to which our existing and new products gain market acceptance;

•	competing technological and market developments;

•	the costs involved in maintaining and enforcing patent claims and other IP rights; and

•	available borrowings under line of credit arrangements and other factors.

     We expect that we will need to obtain additional funding in the next six months in order to meet our future business requirements for the next twelve months. However, due to the uncertainty of the factors set forth above and others, we may require additional funding earlier than expected. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, and results of operations. There can be no assurance that such funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products.

     Our lengthy sales cycle to acquire new customers or large follow-on orders may cause our quarterly operating results to vary significantly and make it more difficult to forecast our revenue.

     We have generally experienced a product sales cycle of four to nine months for new customers or large follow-on orders due to the time needed to educate customers about the uses and benefits of our system, and the significant investment decisions that our prospective customers must make when they decide to buy our system. Many of our prospective customers have neither budgeted expenses for networked video communications systems, or for personnel specifically dedicated to the procurement, installation or support of these systems. As a result, our customers spend a substantial amount of time before purchasing our system in performing internal reviews and obtaining capital expenditure approvals. Current economic conditions have contributed to additional deliberation, and a significant associated delay in the sales cycle.

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

     Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its usefulness and value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Revenue generated from follow-on orders accounted for approximately 98% and 88% of our revenue in the six months ended June 30, 2002 and 2001, respectively. Current economic conditions have led to decreases in our clients’ capital spending, and we have experienced a decrease in the size of follow-on orders. Our future financial performance depends on successful initial installations of our system and successful generation of follow-on orders as the Avistar network expands within a customer organization. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

     Because we depend on a few customers for a majority of our revenue, the loss of one or more of them could cause a significant decrease in our revenue.

     We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank and its affiliates. This customer accounted for 62% of our revenue in the six months ended June 30, 2002 and, together with one other customer, accounted for 59% of our revenue in the six months ended June 30, 2001. This contribution reflects the acquisition, by Deutsche Bank, of other financial services firms that were previously Avistar customers, and well as the purchase of Avistar technology by Deutsche Bank, for new accounts as part of Deutsche Bank’s client connectivity program. We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue. As of June 30, 2002, approximately 74% of our accounts receivable were concentrated with one customer who represented greater than 10% of our total accounts receivable balance. As of December 31, 2001, approximately 49% of our accounts receivable were concentrated with two customers who each represented greater than 10% of our total accounts receivable balance.

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

• evolving industry standards; and

• transition to internet protocol connectivity for video at the desktop, with increasing availability of bandwidth.

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

     Difficulties or delays in installing our products could harm our revenue and margins.

     We recognize revenue upon the installation of our system in those cases where we are responsible for installation, which often entails working with sophisticated software and computing and communications systems. If we experience difficulties with installation, or do not meet deadlines due to delays caused by our customers or ourselves, we could be required to devote more customer support, technical and other resources to a particular installation. If we encounter delays in installing our products for new or existing customers, or such installation requires significant amounts of our professional services support, our revenue recognition could be delayed, our costs could increase, and our margins could suffer.

     Competition could reduce our market share and decrease our revenue.

     Currently, our competition comes from many other kinds of companies, including communication equipment, integrated solution, broadcast video and stand-alone point solution providers. Within the video-enabled network communications market, we compete primarily against Polycom, Inc., Tandberg Inc. and VCON Telecommunications Ltd. The market in which we operate is highly competitive. In addition, because our industry is relatively new and one which is characterized by rapid technological change, evolving user needs, developing industry standards and protocols, and the frequent introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market.

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

     Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and certain contract claims. Our license agreements also typically limit a customer’s entire remedy to either a refund of the price paid or modification of our system to satisfy our warranty. However, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. Although we maintain product liability insurance coverage, we cannot assure you that such coverage will be adequate. A product liability, warranty or other claim could harm our business, financial condition and/or results of operations. Performance interruptions at a customer’s site could negatively affect the demand for our system, or give rise to claims against us.

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

     We depend on outside contract manufacturers to produce components of our systems. Most of our compression and decompression product, or gateway product, is currently supplied by a single source, Tandberg, Inc. In addition, we depend on various third party suppliers for the cameras, microphones, speakers and monitors that we install at desktops and in conference rooms as a part of each video communications network system. Two of these contract manufacturers, SAE Materials Inc. and Pacific Corporation are single source suppliers for key components of our products. Our reliance on these third parties involves a number of risks, including:

•	the possible unavailability of critical services and components on a timely basis, on commercially reasonable terms, or at all;

•	if the components necessary for our system were to become unavailable, the need to qualify new or alternative components for our use or reconfigure our system and manufacturing process could be lengthy and expensive;

•	the likelihood that, if particular components were not available, we would suffer an interruption in the manufacture and shipment of our systems until these components or alternatives become available;

•	reduced control by us over the quality and cost of our system and over our ability to respond to unanticipated changes and increases in customer orders, and conversely, price changes from suppliers if committed volumes are not met; and

•	the possible unavailability of, or interruption in, access to some technologies.

     If these manufacturers or suppliers cease to provide us with the assistance or the components necessary for the operation of our business, we may not be able to identify alternate sources in a timely fashion. Any transition to alternate manufacturers or suppliers would likely result in operational problems and increased expenses, and could cause delays in the shipment of, or otherwise limit our ability to provide our products. In the case of the gateway component, we believe a delay could be several months or more. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms, or at all. Any disruption in product flow may limit our revenue, seriously harm our competitive position, or result in additional costs, or cancellation of orders by our customers.

     If we do not maintain and improve our current networked video communications system and develop new systems, applications and features, our future business prospects may suffer.

     We believe that our future business prospects depend in large part on our ability to maintain and improve our current system, and to develop new systems, applications and features on a timely basis. Our system will have to achieve additional market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. As a result of the complexities inherent in our system, major new releases, applications and system features require substantial resources, long development and testing periods. We may not have sufficient resources to develop and maintain new systems, applications and features and we may not be successful in developing and marketing, on a timely and cost effective basis, new releases, applications or features that respond to technological change, evolving industry standards and protocols or customer requirements. Significant delays or problems in the installation or implementation of new releases of our system could harm our business, financial condition and results of operations.

     If we are unable to expand our direct sales force and/or add distribution channels, our business will suffer.

     To increase our revenue, we must increase the size of our direct sales force and add indirect distribution channels, such as systems integrators, product partners and/or value-added resellers, or effect sales through our customers. If we are unable to maintain or increase our direct sales force or add indirect distribution channels due to our own cost constraints, limited availability of qualified personnel or other reasons, our future revenue growth may be limited and our future operating results may suffer. There is intense pressure to contain our sales and marketing costs in response to continued weakness in demand for our products. We cannot assure you that we will be successful in attracting, integrating, motivating and retaining sales personnel. Furthermore, it can take several months before a new hire becomes a productive member of our sales force. The loss of existing salespeople, or the failure of new salespeople to develop the necessary skills in a timely manner, could reduce our revenue growth.

     We may not be able to retain our existing key personnel, or hire and retain the additional personnel that we need to sustain and grow our business.

     Our products and technologies are complex and to successfully implement our business strategy and manage our business, an in-depth understanding of video communication and collaboration technologies and their potential uses is required. We depend on the continued services of our executive officers and other key personnel. We do not have long-term employment agreements with our executive officers or other key personnel and we do not carry any key man life insurance. The loss of the services of any of our executive officers or key personnel could harm our business, financial condition and results of operations.

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

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 49% and 46% of total revenue for the six months ended June 30, 2002 and 2001, respectively. Some of the risks we may encounter in conducting international business activities include the following:

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

     We may not meet the continued listing criteria for the NASDAQ National Market or the NASDAQ Smallcap Market, which could materially adversely affect the price and liquidity of our stock, our business and our financial condition.

     Continued listing on the NASDAQ National Market requires that the minimum closing bid price of our common stock not fall below $1.00 for 30 consecutive trading days. On July 24, 2002, we received notification from the NASDAQ Stock Market that we are out of compliance with the minimum closing bid price requirement of $1.00 per share set forth in Marketplace Rule 4450(a)(5). Therefore, our common stock may be delisted from trading on the NASDAQ National Market on or about October 22, 2002 if the minimum closing bid price of our common stock does not equal or exceed $1.00 for a minimum of ten consecutive trading days. If our stock does not satisfy listing requirements before then, we may attempt to seek review of the NASDAQ Stock Market’s decision to delist its stock, or may apply for quotation of our common stock on any other organized market on which the shares may be eligible for trading. There can be no assurance that our common stock will satisfy the requirements for continued listing on the NASDAQ National Market. Additionally, we currently do not meet the $1.00 per share minimum bid price requirement to maintain a listing on the NASDAQ SmallCap Market.

     If we are unable to continue to list our common stock for trading on the NASDAQ National Market, this may have an adverse impact on the market price and liquidity of our common stock, and may subject our stock to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Delisting of our common stock from the NASDAQ National Market could also materially adversely affect our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel. In addition, if we were unable to list our common stock for trading on the NASDAQ National Market, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

     Our stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, that may prevent our stockholders from reselling our common stock at a profit.

     The securities markets have experienced significant price and volume fluctuations, and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions have, and may continue to reduce the market price of our common stock, regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly.

     If our share price is volatile, we may be the target of securities litigation, which is costly and time-consuming to defend.

     In the past, following periods of market volatility in the price of a company’s securities, security holders have often instituted class action litigation. Our share price has, in the past, experienced price volatility, and may continue to do so in the future. Many technology companies have been subject to this type of litigation. If the market value of our common stock experiences adverse fluctuations and we become involved in this type of litigation, regardless of the merits or outcome, we could incur substantial legal costs and our management’s attention could be diverted, causing our business, financial condition and operating results to suffer.

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

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 79% of our common stock as of June 30, 2002. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 45% and 48% of total revenue for the three months ended June 30, 2002 and 2001, respectively. International revenue comprised 49% and 46% of total revenue for the six months ended June 30, 2002 and 2001, respectively. As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

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

Cash and Cash Equivalents and Short-Term Investments

     Cash equivalents consist primarily of commercial paper and money market and municipal bond funds acquired with remaining maturity periods of three months or less and are stated at cost, plus accrued interest that approximates market value. Short-term investments consist of corporate notes that are classified as available for sale and are stated at fair value. We would not expect our operating results or cash flow to be significantly impacted by the effect of sudden changes in market interest rates given the nature of our short-term investments.

     The following table provides information about the Company’s investment portfolio. For investment securities, the table presents cash and cash equivalents and short-term investments and related weighted average interest rates by category.

		Weighted Average
	Amounts	Interest Rate

	(in thousands)
Description
Cash and cash equivalents and short-term investments:
Cash	$904	—
Commercial paper	5,425	1.83%
Other cash equivalents	9	1.83%
Short-term investments	3,378	3.58%

Fair Value at June 30, 2002	$9,716

PART II — OTHER INFORMATION

Item 4. Submission Of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held June 12, 2002, the stockholders of the Company approved the following matters:

     1. A proposal to elect seven (7) directors of the Company to serve for the ensuing year and until their successors are elected or until such director’s earlier resignation or removal.

Nominee	In Favor(1)	Withheld(1)

Gerald J. Burnett	121,350,453	25,269
William L. Campbell	121,130,653	56,669
William R. Brody	121,130,653	56,669
R. Stephen Heinrichs	156,294,992	65,544
Robert P. Latta	121,130,653	56,669
Robert M. Metcalfe	121,350,453	25,269
David M. Solo	121,350,453	25,269

(1)	Using cumulative voting in accordance with Company bylaws.

William R. Brody subsequently resigned from the board of directors on July 3, 2002.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

(i)	The Company filed a report on Form 8-K on May 8, 2002 relating to the dismissal of Arthur Andersen LLP (“AA”) as the Company’s independent public accountants, and the selection of KPMG LLP to replace AA in this role.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of August 2002.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ GERALD J. BURNETT

Gerald J. Burnett Chief Executive Officer, President and Chairman (Principal Executive Officer)

By:	/s/ ROBERT J. HABIG

Robert J. Habig Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.