Form 10-Q
period 2002-09-30
AVISTAR COMMUNICATIONS CORP
filed 2002-11-07
CIK 1111632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

     Yes   [X]               No   [   ]

At September 30, 2002, 25,285,433 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2002 and December 31, 2001
(in thousands, except share data)

	September 30,	December 31,
	2002	2001

	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,456	$7,455
Short-term investments	3,367	5,831
Accounts receivable, net of allowance for doubtful accounts of $187 at September 30, 2002 and $232 at December 31, 2001	1,064	2,760
Inventories, including inventory shipped to customer sites, not yet installed of $140 at September 30, 2002 and $262 at December 31, 2001	1,055	1,096
Prepaid expenses and other current assets	805	1,121

Total current assets	11,747	18,263
Property and equipment, net	437	599
Other assets	411	403

Total assets	$12,595	$19,265

Liabilities and Stockholders’ Equity:
Current liabilities:
Bank overdraft	$—	$149
Accounts payable	285	633
Deferred revenue and customer deposits	1,060	1,205
Accrued liabilities and other	1,315	2,237

Total current liabilities	2,660	4,224

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized at September 30, 2002 and December 31, 2001; 25,285,433 and 25,196,478 shares outstanding at September 30, 2002 and December 31, 2001, respectively	26	26
Treasury stock, 1,179,625 and 1,166,125 shares at September 30, 2002 and December 31, 2001, respectively	(51)	(40)
Additional paid-in-capital	80,226	80,039
Deferred stock compensation	(200)	(493)
Cumulative other comprehensive income	19	79
Accumulated deficit	(70,085)	(64,570)

Total stockholders’ equity	9,935	15,041

Total liabilities and stockholders’ equity	$12,595	$19,265

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2002 and 2001
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenue:
Product	$1,206	$1,719	$3,628	$8,854
Services, maintenance and support	1,136	1,310	3,415	3,800

Total revenue	2,342	3,029	7,043	12,654

Cost of revenue:
Product	503	857	1,751	3,745
Services, maintenance and support	567	578	1,809	2,113

Total cost of revenue	1,070	1,435	3,560	5,858

Gross margin	1,272	1,594	3,483	6,796

Operating Expenses:
Research and development	894	1,146	2,984	4,073
Sales and marketing	875	1,278	2,782	4,791
General and administrative	1,179	1,105	3,376	4,069
Amortization of deferred stock compensation *	74	155	293	706

Total operating expenses	3,022	3,684	9,435	13,639

Loss from operations	(1,750)	(2,090)	(5,952)	(6,843)

Other income (expense):
Interest expense	—	—	—	(2)
Interest income	58	157	222	643
Other, net	(5)	(4)	215	23

Total other income (expense), net	53	153	437	664

Net loss	$(1,697)	$(1,937)	$(5,515)	$(6,179)

Net loss per share — basic and diluted	$(0.07)	$(0.08)	$(0.22)	$(0.25)

Weighted average shares used in calculating basic and diluted net loss per share	25,273	25,145	25,252	25,159

* Amortization of deferred stock compensation excluded from the following expenses:
Cost of revenue	$7	$18	$35	$98
Research and development	6	14	26	83
Sales and marketing	60	120	226	508
General and administrative	1	3	6	17

	$74	$155	$293	$706

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the nine months ended September 30, 2002 (unaudited)
(in thousands, except share amounts)

								Cumulative
	Common Stock		Treasury Stock		Additional		Deferred	Other	Total
					Paid-In	Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Equity

Balances at December 31, 2001	26,362,603	$26	1,166,125	$(40)	$80,039	$(493)	$79	$(64,570)	$15,041

Issuance of common stock to employees pursuant to employee stock purchase plan	98,305	—	—	—	109	—	—	—	109

Issuance of common stock to employees pursuant to exercise of options	4,150	—	—	—	4	—	—	—	4

Purchase of common stock pursuant to stock repurchase program	—	—	13,500	(11)	—	—	—	—	(11)

Non-employee stock-based compensation	—	—	—	—	74	—	—	—	74

Amortization of deferred stock compensation	—	—	—	—	—	293	—	—	293

Unrealized loss on short-term investments	—	—	—	—	—	—	(60)	—	(60)

Net loss	—	—	—	—	—	—	—	(5,515)	(5,515)

Balances at September 30, 2002	26,465,058	$26	1,179,625	$(51)	$80,226	$(200)	$19	$(70,085)	$9,935

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
for the nine months ended September 30, 2002 and 2001
(in thousands)

	Nine Months Ended

	September 30,	September 30,
	2002	2001

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(5,515)	$(6,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	261	130
Stock-based compensation	367	706
Provision for doubtful accounts	140	50
Changes in current assets and liabilities:
Accounts receivable	1,556	688
Inventories	41	512
Prepaid expenses and other current assets	316	32
Other assets	(8)	(173)
Accounts payable	(348)	(902)
Deferred revenue and customer deposits	(145)	(435)
Accrued liabilities and other	(922)	(400)

Net cash used in operating activities	(4,257)	(5,971)

Cash Flows from Investing Activities:
Purchase of short-term investments	—	(5,225)
Sale of short-term investments	2,404	—
Purchase of property and equipment	(99)	(507)

Net cash provided by (used in) investing activities	2,305	(5,732)

Cash Flows from Financing Activities:
Decrease in bank overdraft	(149)	—
Proceeds from issuance of common stock	113	253
Repurchases of common stock	(11)	(34)

Net cash provided by (used in) financing activities	(47)	219

Net decrease in cash and cash equivalents	(1,999)	(11,484)
Cash and cash equivalents, beginning of period	7,455	21,660

Cash and cash equivalents, end of period	$5,456	$10,176

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Business, Basis of Presentation, and Risks and Uncertainties

Business

     Avistar Communications Corporation (“Avistar” or the “Company”) provides the Avistar vBusiness integrated suite of video-enabled applications, including networked video communications software and hardware products and services. Avistar’s products include applications for interactive video calling, content creation and publishing, broadcast video and video-on-demand, as well as data sharing, directory services and network management. Avistar designs, develops, markets, sells, manufactures and/or assembles and installs and supports its products. Avistar’s real-time and non-real-time products are based upon its architecture and Video Operating System (AvistarVOS™) platform, which facilitate distribution over local and wide area networks using telephony or internet services as appropriate. Avistar’s services include software development, consulting, implementation, training, maintenance and support. In addition, Avistar seeks to prosecute, maintain, support and license the intellectual property developed by the Company through its wholly-owned subsidiary, Collaboration Properties, Inc., a Nevada corporation (CPI).

Basis of Presentation

     The unaudited balance sheet as of September 30, 2002 presents the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (“ASUK”) and CPI after elimination of all intercompany accounts and transactions. The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

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

Risks and Uncertainties

     The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $70.1 million as of September 30, 2002. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

     The Company’s future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of revenue, the costs and timing of the Company’s product development efforts and the success of these development efforts, the costs and timing of the Company’s sales and marketing activities, the extent to which the Company’s existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, and other factors, all of which impact the Company’s ability to achieve and maintain profitability. The Company’s management estimates that it will need to establish access to additional funding within the next four months in order to continue its efforts to implement its business plan (refer to Footnote 8 for discussion of Loan and Security Agreement letter of commitment dated October 10, 2002).

     If the Company is unable to raise funds on acceptable terms when and as required, the Company may not be able to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial condition, and results of operations. If additional funds are raised through the issuance of equity securities, the Company’s net tangible book value per share is likely to decrease, the percentage ownership of then current stockholders will be diluted, and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Short Term Investments

     The Company considers all investment instruments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents at September 30, 2002 and December 31, 2001 consisted of money market funds and short-term securities. The Company has classified all investments not classified as cash equivalents as short term since it has the intent and ability to redeem them within one year. The Company classifies its short-term investments as available for sale with unrealized gains or losses reported as a separate component of stockholders’ equity. The fair value of the Company’s investments was determined based on quoted market prices at the reporting date for those instruments.

Supplemental Cash Flow Information

     During the nine months ended September 30, 2002 and 2001, no cash was paid for income taxes or interest.

Significant Concentrations

     A relatively small number of customers accounted for a significant percentage of the Company’s net sales. Sales to these customers as a percentage of sales were as follows for the three and nine months ended September 30, 2002 and 2001:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

	(UNAUDITED)		(UNAUDITED)
Customer A	41%	32%	55%	33%
Customer B	*	21%	*	25%
Customer C	20%	15%	12%	*

*	Less than 10%

     Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position and/or results of operations.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy. Concentration of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of September 30, 2002, approximately 67% of accounts receivable was concentrated with three customers who each represented greater than 10% of the Company’s total accounts receivable balance. As of December 31, 2001, approximately 49% of accounts receivable was concentrated with two customers who each represented greater than 10% of the Company’s total accounts receivable balance.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
Raw materials and subassemblies	$110	$169
Finished goods	914	1,018
Inventory shipped to customer sites, not yet installed	140	262
Less: Allowance for obsolescence	(109)	(353)

	$1,055	$1,096

     Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of September 30, 2002 and December 31, 2001, the Company had billed approximately $0.3 million and $0.6 million, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer. Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

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

     When the Company provides installation services, the product and installation revenues are recognized upon completion of the installation process and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above. When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above. Payment for product is due upon shipment, subject to specific payment terms. Payment for installation and professional services are due upon providing the services, subject to specific payment terms. If payments for systems are made in advance of the completion of installation, such amounts are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets until installation has occurred and the customer has provided confirmation. Reimbursements received for out-of-pocket expenses incurred during installation and support services, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

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

     The Company recognizes service revenue from software development contracts in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue related to contracts for software development is recognized using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price, the Company has fulfilled all of its material contractual obligations to the customer for each deliverable of the contract, verification of completion of the deliverable has been received, and collection of the receivable is probable. The amounts billed to customers in excess of revenues recognized to date are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets. Assumptions used for recording revenue and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs to complete the contract. Any anticipated losses on contracts in progress are charged to earnings when identified.

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

3. Line of Credit

     On February 27, 2002, the Company entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million as a revolving line of credit and $0.5 million as an equipment term loan. The first $1.0 million of the revolving line is available on a non-formula basis, and the remainder is limited to 80% of the Company’s eligible accounts receivable. The equipment term loan is limited to 100% of the purchase price of eligible equipment. As collateral under this Loan and Security Agreement, the Company granted a first priority interest in all its assets to the lender, excluding intellectual property. The revolving line of credit, which expires on February 26, 2003, and the equipment term loan, which expires on November 30, 2004, require certain covenants to be met, including maintenance of a $3.0 million cash balance at the financial institution. Interest on borrowed amounts is payable at the bank’s prime rate plus 0.25%. As of September 30, 2002, the Company did not have any outstanding borrowings under this line of credit (refer to Footnote 8 for discussion of Loan and Security Agreement letter of commitment dated October 10, 2002).

4. Related Party Transactions

     Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (“WSGR”), has served as a director of the Company since February 2001. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During the nine months ended September 30, 2002 and 2001, payments of approximately $125,000 and $224,000, respectively, were made to WSGR for legal services provided to the Company.

     During the nine months ended September 30, 2002 and 2001, payments for consulting fees of approximately $165,000 and $73,000, respectively, were made to R. Stephen Heinrichs, a former officer of the Company, who is also a member of the Board of Directors, pursuant to a Separation Agreement between Mr. Heinrichs and the Company dated April 26, 2001.

5. Legal Proceedings

     On September 23, 2002, CPI, the Company’s wholly owned subsidiary, filed a patent infringement lawsuit against Polycom, Inc., alleging that several Polycom videoconferencing products infringe four patents of CPI.

6. Net Loss Per Share

     Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128 (“SFAS 128”), “Earnings Per Share,” for all periods presented.

     In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three and nine months ended September 30, 2002 and 2001, because all such securities are antidilutive. Accordingly, diluted net loss per share is the same as basic net loss per share for all periods presented.

     The total number of common equivalent shares excluded from the calculations of diluted net loss per share was 136,231 and 531,170 for the three months ended September 30, 2002 and 2001, respectively, and 269,039 and 824,871 for the nine months ended September 30, 2002 and 2001, respectively.

7. Segment Reporting

     Disclosure of segments is presented in accordance with SFAS No. 131 (“SFAS 131”), “Disclosures About Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates in two operating segments: (1) the design, development, manufacture, sale and marketing of networked video communications products (Avistar) and (2) the prosecution, maintenance, support and licensing of the intellectual property used in the Company’s products (CPI). Service revenue relates mainly to the maintenance, support, training and installation of products and is included in Avistar for purposes of reporting and decision-making. Avistar also engages in the corporate functions and provides financing and services to the subsidiaries. The Company’s chief operating decision maker, its Chief Executive Officer (“CEO”), monitors the Company’s operations based upon the information reflected in the following table (in thousands):

	Avistar	CPI	Total

Three Months Ended September 30, 2002
Revenue	$2,342	$—	$2,342
Gross margin	1,272	—	1,272
Depreciation expense	(72)	(1)	(73)
Total operating expenses	(2,640)	(382)	(3,022)
Interest income	58	—	58
Interest expense	—	—	—
Net loss	(1,315)	(382)	(1,697)
Assets	12,532	63	12,595
Three Months Ended September 30, 2001
Revenue	$3,029	$—	$3,029
Gross margin	1,594	—	1,594
Depreciation expense	(58)	(4)	(62)
Total operating expenses	(3,402)	(282)	(3,684)
Interest income	157	—	157
Interest expense	—	—	—
Net loss	(1,655)	(282)	(1,937)
Assets	21,302	11	21,313
Nine Months Ended September 30, 2002
Revenue	$7,043	$—	$7,043
Gross margin	3,483	—	3,483
Depreciation expense	(257)	(4)	(261)
Total operating expenses	(8,616)	(819)	(9,435)
Interest income	222	—	222
Interest expense	—	—	—
Net loss	(4,696)	(819)	(5,515)
Nine Months Ended September 30, 2001
Revenue	$12,654	$—	$12,654
Gross margin	6,796	—	6,796
Depreciation expense	(121)	(9)	(130)
Total operating expenses	(12,771)	(868)	(13,639)
Interest income	643	—	643
Interest expense	(2)	—	(2)
Net loss	(5,311)	(868)	(6,179)

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 57% and 48% of total revenue for the three months ended September 30, 2002 and 2001, respectively. International revenue comprised 52% and 47% of total revenue for the nine months ended September 30, 2002 and 2001, respectively. For the three months ended September 30, 2002 and 2001, international revenues to customers in the United Kingdom accounted for 25% and 29%, respectively, of total revenue. For the nine months ended September 30, 2002 and 2001, international revenues to customers in the United Kingdom accounted for 27% of total revenue in both periods. All of the Company’s sales are currently billed in United States dollars. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

8. Subsequent Event

     On October 10, 2002, we entered into a commitment letter with the financial institution party to the Loan and Security Agreement dated February 27, 2002. This commitment letter, which is subject to negotiation and signing of definitive agreements by the parties, provides for the amendment of the Loan and Security Agreement to increase the maximum funds available thereunder to $6.0 million and extend the term of the agreement. Furthermore, the commitment letter provides as a condition to the execution of the definitive agreement, that Gerald Burnett, Chairman and CEO of the Company, personally guarantee payment of our obligations under the agreement.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Interim Financial Statements and the Notes thereto included elsewhere herein, and the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 21, 2002.

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

Overview

     We develop, market and support the Avistar vBusiness integrated suite of video-enabled applications, all powered by the AvistarVOS™ software. From the desktop, we deliver TV-quality interactive video calling, content creation and publishing, broadcast origination and distribution, video-on-demand, and integrated data sharing. The Avistar video and data collaboration applications are all managed by the AvistarVOS video operating system. Our customers use our system to improve productivity and communication within the enterprise and to enhance relationships with customers, suppliers and partners. Using AvistarVOS software and leveraging video, telephony and Internet networking standards, Avistar applications are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We sell our system directly to enterprises in selected strategic vertical markets, and have focused initially on the financial services and manufacturing industries. Our objective is to establish our technology as the standard for networked video.

     We operate in two segments. Avistar Communications Corporation engages in the design, development, manufacturing, sale and marketing of networked video communications products, and associated support services, and Collaboration Properties, Inc., our wholly owned subsidiary, engages in the prosecution, maintenance, support and licensing of the intellectual property that we have developed, some of which is used in our products. As of September 30, 2002, CPI had not entered into any such third party licensing agreements.

Critical Accounting Policies

     The preparation of these Condensed Consolidated Interim Financial Statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Interim Financial Statements:

•	Revenue recognition;

•	Valuation of accounts receivable; and

•	Valuation of inventories.

     These critical accounting policies are discussed below.

Revenue

     We derive product revenue principally from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. In addition, we derive revenue from fees for installation, maintenance, support, training services and software development. Product revenue as a percentage of total revenue was 51% for the three-month period ended September 30, 2002, and 57% for the three-month period ended September 30, 2001. Product revenue as a percentage of total revenue was 51% for the nine-month period ended September 30, 2002 and 70% for the nine-month period ended September 30, 2001.

     We recognize revenue from product sales when all of the following conditions are met: the product has been shipped, an arrangement exists with the customer at a fixed price and we have the right to invoice the customer, collection of the receivable is probable, and we have fulfilled all of our material contractual obligations to the customer. When we provide installation services, the product and installation revenues are recognized upon completion of installation and receipt of customer acceptance, subject to the satisfaction of the revenue recognition criteria described above. The price charged for maintenance and/or support services is stipulated in the customer contract and is based on a percentage of product revenue. Customers have the option to renew the maintenance and/or support services in subsequent periods at the same percentage as paid in the initial year. Revenue from maintenance and support is recognized pro-rata over the maintenance and/or support term, which is typically one year in length. Training services are offered independently of the purchase of product. The value of these training services is determined based on the price charged when such services are sold separately, and training revenue is recognized upon performance of the service. We recognize service revenue from software development contracts using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price, we have fulfilled all of our material contractual obligations to the customer for a deliverable of the contract, verification of completion of the deliverable has been received, and collection of the receivable is probable. Reimbursements received for out-of-pocket expenses incurred during installation and support services, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

     To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank and JP Morgan Chase and their affiliates. For the nine months ended September 30, 2002, we recorded revenue of approximately $4.7 million, or 67% of total revenue, from these customers, who each generated greater than 10% of our total revenue. For the nine months ended September 30, 2001, we recorded revenue of approximately $7.3 million, or 58% of total revenue, from Deutsche Bank and UBS Warburg LLC and their affiliates, who each generated greater than 10% of our total revenue. We anticipate that our revenue, and therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers. As a result, the loss or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 52% of total revenue for the nine months ended September 30, 2002, and 47% for the nine months ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, international revenues to customers in the United Kingdom accounted for 27% of total revenue.

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

Operating Expenses

     We generally recognize our operating expenses as we incur them in three operational categories: research and development, sales and marketing, and general and administrative. Our operating expenses also include amortization of our deferred stock compensation charges related to stock options granted prior to our initial public offering. These charges are amortized on a straight-line basis over the vesting period of the options, generally four years. Our research and development expenses consist primarily of compensation expenses for our personnel, patent and licensing costs. Due to uncertainties about the estimated future economic benefits and lives of our patents and patent applications, all related patent costs are expensed as incurred. Our sales and marketing expenses consist primarily of compensation, commissions and travel expenses, and other internal and outside marketing expenses. Our general and administrative expenses consist primarily of compensation for our administrative and financial personnel, and a number of non-allocable costs, including insurance, professional fees, legal fees, accounting fees and provision for doubtful accounts receivable balances.

     We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities, based upon the number of employees assigned to each of these areas. These allocated charges include facilities rent, utilities, telecommunications, and depreciation expense for property and equipment.

     Amortization of deferred stock compensation relates to stock options issued to employees, and represents the difference between the exercise price of options granted to employees and the grant-date fair value of our common stock. Based on the outstanding options at December 31, 2001, we anticipate recording charges of approximately $358,000 in 2002 and $135,000 in 2003 to record the remainder of the costs associated with these grants. Future compensation expense may be decreased in a period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services. In addition, we have granted options to acquire shares of common stock to non-employees who have provided consulting services. For the three months ended September 30, 2002, we recognized an expense of $7,000 related to these non-employee options. For the three months ended September 30, 2001, we did not recognize expense related to non-employee options. For the nine months ended September 30, 2002, we recognized an expense of $74,000 related to these non-employee options, and for the nine months ended September 30, 2001, we recognized an expense of $31,000 related to these non-employee options. Pursuant to the provisions of SFAS No. 123, the fair value of non-employee options issued was determined based on the fair value of the consideration received, where such amount was reliably measurable, or the fair value of the equity instruments issued, in which case, the fair value was estimated as services were provided using the Black-Scholes option pricing model.

Valuation of Accounts Receivable

     Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends and the credit quality of our customer base, and the make-up of our accounts receivable by aging category. If the allowance for doubtful accounts was understated, our operating income could be significantly reduced. As of September 30, 2002, approximately 67% of accounts receivable were concentrated with three customers, who each represented greater than 10% of our total accounts receivable balance. As of December 31, 2001, approximately 49% of accounts receivable were concentrated with two customers, who each represented greater than 10% of our total accounts receivable.

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

Results of Operations

     The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	PERCENTAGE OF TOTAL REVENUE

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Revenue:
Product	51.5%	56.8%	51.5%	70.0%
Services, maintenance and support	48.5	43.2	48.5	30.0

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	21.5	28.3	24.9	29.6
Services, maintenance and support	24.2	19.1	25.7	16.7

Total cost of revenue	45.7	47.4	50.6	46.3

Gross margin	54.3	52.6	49.4	53.7

Operating expenses:
Research and development	38.2	37.8	42.4	32.2
Sales and marketing	37.4	42.2	39.5	37.9
General and administrative	50.3	36.5	47.9	32.2
Amortization of deferred stock compensation	3.2	5.1	4.1	5.6

Total operating expenses	129.1	121.6	133.9	107.9

Loss from operations	(74.8)	(69.0)	(84.5)	(54.2)

Other (expense) income:
Interest expense	(0.0)	(0.0)	(0.0)	(0.0)
Interest income	2.5	5.2	3.2	5.1
Other	(0.2)	(0.1)	3.1	0.2

Total other (expense) income	2.3	5.1	6.3	5.3

Net loss	(72.5)%	(63.9)%	(78.2)%	(48.9)%

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenue

     Total revenue decreased by 23% to $2.3 million for the three months ended September 30, 2002 from $3.0 million for the three months ended September 30, 2001, and decreased by 44% to $7.0 million for the nine months ended September 30, 2002 from $12.7 million for the nine months ended September 30, 2001. The decrease in the three and nine month periods ended September 30, 2002 relative to the prior year were due primarily to lower product sales. Lower product sales were due in large part to continued weakness in the United States and global economies, particularly in the financial services sector. This weakness has led to delayed procurement decisions and increasingly constrained technology spending among our existing and potential customers.

     For the three months ended September 30, 2002, revenue from two customers accounted for 61% of total revenue, each of whom accounted for greater than 10% of our total revenue. For the three months ended September 30, 2001, revenue from three customers accounted for 68% of our total revenue, each of whom contributed greater than 10% of our total revenue. For the nine months ended September 30, 2002, revenue from two customers accounted for 67% of total revenues, each of whom accounted for greater than 10% of our total revenue. For the nine months ended September 30, 2001, revenue from two customers accounted for 58% of our total revenue, each of whom contributed greater than 10% of our total revenue. The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a material adverse impact on our financial condition or operating results.

Cost of Revenue

     The cost of revenue declined by 25% to $1.1 million for the three months ended September 30, 2002 from $1.4 million for the three months ended September 30, 2001, and decreased by 39% to $3.6 million for the nine months ended September 30, 2002, from $5.9 million for the nine months ended September 30, 2001. Cost of revenue decreased during the three and nine-month periods ended September 30, 2002 relative to the prior year due primarily to reductions in product revenue and associated direct costs. Cost of product revenue declined by 41% to $0.5 million in the three-month period ended September 30, 2002 compared to $0.9 million for the corresponding period in 2001, and declined by 53% to $1.8 million in the nine-month period ended September 30, 2002 compared to $3.7 million for the corresponding period in 2001. This decline in cost of product revenue in the three and nine-month periods ended September 30, 2002 was due to the lower level of product sales and associated direct costs, and a declining fixed component of the cost of product revenue, resulting primarily from reduced personnel and personnel related expenses. Cost of service revenue declined by 2% to $0.6 million for the three months ended September 30, 2002 compared to $0.6 million for the corresponding period in 2001, due to a decrease in service costs related to software development revenue, offset by an increase in the costs of our maintenance program. Cost of service revenue declined by 14% to $1.8 million for the nine months ended September 30, 2002 compared to $2.1 million for the corresponding period in 2001, due to the declining fixed component of the cost of service revenue, resulting primarily from the reduction in personnel and personnel related expenses.

Gross Margin

     The gross margin as a percentage of revenue increased slightly to 54% for the three months ended September 30, 2002 from 53% for the three months ended September 30, 2001. The gross margin as a percentage of revenue decreased to 50% for the nine months ended September 30, 2002 from 54% for the nine months ended September 30, 2001 due to a decrease in product gross margin, offset partially by an increase in services gross margin. Product gross margin as a percentage of total product revenue increased to 58% for the three-month period ended September 30, 2002 from 50% for the three-month period ended September 30, 2001, as a result of a decrease in direct product costs as a percentage of product revenue, as well as a slight decrease in the fixed component of the cost of product revenue, primarily due to a reduction in personnel and personnel related expenses. Product gross margin as a percentage of total product revenue decreased to 52% for the nine-month period ended September 30, 2002, compared to 58% for the same period in 2001, as a result of reduced product revenue, which provided more limited coverage of the fixed components of the cost of product sales. Service gross margin as a percentage of total service revenue decreased to 50% for the three months ended September 30, 2002 compared to 56% for the same period in 2001, due to an increase in the costs of our maintenance program, offset partially by a decrease in service contract costs related to software development revenue. Service gross margin as a percentage of total service revenue increased to 47% for the nine months ended September 30, 2002, compared to 44% for the same period in 2001, as a result of a decline in the fixed components of the cost of service revenue, resulting primarily from reduced personnel and personnel related expenses associated with reduced staffing levels.

Operating expenses

     Research and development. Research and development expenses decreased by 22% to $0.9 million in the three months ended September 30, 2002 from $1.1 million for the three months ended September 30, 2001, and decreased by 27% to $3.0 million for the nine months ended September 30, 2002 from $4.1 million for the nine months ended September 30, 2001. The decreases in the three and nine-month periods ended September 30, 2002 relative to the prior year were due to the reduction in personnel and personnel related expenses, as a result of a 9% reduction in staffing levels in research and development relative to September 30, 2001, and a reduction in external consulting expenses.

     Sales and marketing. Sales and marketing expenses decreased by 32% to $0.9 million in the three months ended September 30, 2002 from $1.3 million in the three months ended September 30, 2001, and decreased by 42% to $2.8 million for the nine months ended September 30, 2002 from $4.8 million for the nine months ended September 30, 2001. The decreases in the three and nine-month periods ended September 30, 2002 relative to the prior year were due to decreased personnel and personnel related costs, decreased commission expense due to lower product sales, and reductions in marketing program expenditures.

     General and administrative. General and administrative expenses increased by 7% to $1.2 million in the three months ended September 30, 2002 from $1.1 million for the three months ended September 30, 2001 due to an increase in outside services, offset partially by a decrease in personnel and personnel related expenses. General and administrative expenses decreased by 17% to $3.4 million for the nine months ended September 30, 2002 from $4.1 million for the nine months ended September 30, 2000 due primarily to decreased personnel and personnel related costs, resulting from the reduction in the average staffing level relative to the nine months ended September 30, 2001.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased by 52% to $0.1 million in the three months ended September 30, 2002 from $0.2 million in the three months ended September 30, 2001, and decreased by 59% to $0.3 million in the nine months ended September 30, 2002 from $0.7 million in the nine months ended September 30, 2001. The decreases in the three and nine-month periods ended September 30, 2002 relative to the prior year were due the cumulative effect of the completion of option amortization, as well as forfeitures of stock options by employees no longer with our company.

Other Income (Expense)

     Other income (expense), net decreased by 65% to an income of $0.1 million in the three months ended September 30, 2002 from an income of $0.2 million in the three months ended September 30, 2001 due to a declining balance of cash, cash equivalents and short-term investments with lower rates of return on cash, cash equivalents and short-term investments. Other income (expense), net decreased by 34% to an income of $0.4 million in the nine months ended September 30, 2002 from an income of $0.7 million for the nine months ended September 30, 2001 due to a declining balance of cash, cash equivalents and short-term investments with lower rates of return on cash, cash equivalents and short-term investments, offset partially by $0.2 million in net grant proceeds received during the nine months ended September 30, 2002 from the New York disaster relief program associated with the events of September 11, 2001.

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

     We had cash and cash equivalents of $5.5 million and short-term investments of $3.4 million as of September 30, 2002 and cash and cash equivalents of $7.5 million and short-term investments of $5.8 million as of December 31, 2001. For the nine months ended September 30, 2002 we had an overall net cash outflow of $2.0 million, resulting primarily from net cash used in operations of $4.3 million, offset partially by the net cash provided by investing activities of $2.3 million. The net cash used in operating activities of $4.3 million resulted from a net loss of $5.5 million, a decrease in accounts payable of $0.4 million, a decrease in deferred revenue and customer deposits of $0.1 million, and a decrease in accrued liabilities and other of $0.9 million, partially offset by depreciation, stock-based compensation and provision for doubtful accounts totaling $0.8 million, a decrease in accounts receivable of $1.6 million, and a decrease in prepaid expenses and other current assets of $0.3 million. The net cash provided by investing activities resulted from the net sale of short-term investments of $2.4 million, partially offset by the purchase of property and equipment of $0.1 million.

     At September 30, 2002, we had open purchase orders and other contractual obligations of approximately $1.1 million, primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases in our normal course of business. These commitments and obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due.

     The following table represents our future commitments under minimum annual lease payments as of September 30, 2002:

Year Ending December 31,	Amount

Fourth Quarter of 2002	$426
2003	869
2004	162
2005	213
2006	213
Thereafter	921

Total minimum lease payments	$2,804

     We rent our current office facility in Redwood Shores, California under a non-cancelable operating lease that expires in 2003.

     On September 23, 2002, we (through a wholly owned subsidiary) filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents of our wholly-owned subsidiary, CPI. In this action, we have requested injunctive relief, damages to compensate for past and present infringement, treble damages, costs associated with the litigation and such further relief as the Court deems just and proper. Litigation such as this suit can take years to resolve and can be expensive to prosecute. Regardless of the outcome, the prosecution of our claims may result in the use of significant financial resources and may require us to obtain additional financing. Finally, judgment adverse to CPI could require CPI, under certain circumstances, to compensate Polycom.

     On February 27, 2002, we entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million as a revolving line of credit and $0.5 million as an equipment term loan. The first $1.0 million of the revolving line is available on a non-formula basis, and the remainder is limited to 80% of our eligible accounts receivable. The equipment term loan is limited to 100% of the purchase price of eligible equipment. As collateral under this Loan and Security Agreement, we granted a first priority interest in all our assets to the lender, excluding intellectual property. The revolving line of credit, which expires on February 26, 2003, and the equipment term loan, which expires on November 30, 2004, require certain covenants be met, including maintenance of a $3.0 million balance at the financial institution. Interest on borrowed amounts is payable at the bank’s prime rate plus 0.25%. As of September 30, 2002, we did not have any outstanding borrowings under this line of credit, although we estimate that we were eligible to borrow up to $1.0 million under the line of credit and $0.5 million under the equipment term loan at that time. Because our accounts receivable fluctuate from time to time as we invoice customers and customers pay their invoices, the available borrowings under this line of credit will fluctuate. We cannot assure you that we will have sufficient accounts receivable to satisfy our borrowing needs from this line of credit at any given time.

     On October 10, 2002, we entered into a commitment letter with the financial institution party to the Loan and Security Agreement dated February 27, 2002. Based on this commitment letter, which is subject to negotiation and signing of definitive agreements by the parties, we expect that the Loan and Security Agreement will be amended to increase the maximum funds available thereunder to $6.0 million and extend the term of the agreement. The amended Loan and Security Agreement is expected to expire 364 days after the definitive amendment is signed. The agreement, as amended, is expected to retain a first priority security interest in all our assets, excluding intellectual property. Furthermore, Gerald Burnett, Chairman and CEO of the Company has committed to personally guarantee payment of our obligations under the agreement and as a consequence, a number of constraining covenants from the Loan and Security agreement have been deleted in the commitment letter, allowing us greater access to the full amount of the facility.

     We intend to continue to invest in the development of new products and enhancements to our existing products. We expect that we will need to arrange for the availability of additional funding within the next four months, either through the execution of the definitive amendment to the Loan and Security Agreement as described in the preceding paragraph or through other means, in order to meet our future business requirements for the following twelve months. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of revenue, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights including, without limitation, the costs and result of litigation with Polycom, and other factors, all of which impact our ability to achieve and maintain profitability.

     If we are unable to obtain additional funding on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, and results of operations. There can be no assurance that such funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock, and debt financing, if available, may involve significant fees, interest payment obligations and restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products.

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

     Our ability to achieve profitability depends in large part on the widespread adoption of networked video communications systems. If the market for our system fails to grow or grows more slowly than we anticipate, we may not be able to increase revenue or achieve profitability. The market for our system is relatively new and evolving. We will have to devote substantial resources to educating prospective customers about the uses and benefits of our system. Our efforts to educate potential customers may not result in our system achieving market acceptance. In addition, businesses that have invested or may invest substantial resources in video products may be reluctant or slow to adopt our system. Similarly, customers using existing information systems in which they have made significant investments may refuse to adopt our system if they perceive that our offerings will not complement their existing systems. Consequently, the conversion from traditional methods of communication to the extensive use of networked video may not occur as rapidly as we wish.

     We have incurred substantial losses in the past and may not be profitable in the future.

     We incurred net losses of $5.5 million for the nine months ended September 30, 2002, $7.9 million for the year 2001, and $4.7 million for the year 2000. As of September 30, 2002, our accumulated deficit was $70.1 million. Our revenue may not increase, or even remain at its current level. In addition, our operating expenses may increase significantly as we continue to develop our business in the future. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers. If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable.

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

     Economic growth in the United States has slowed to the point where industries are delaying or reducing technology purchases. These conditions have negatively affected our business in 2001 and the first nine months of 2002, and will in the future if these conditions persist. If our customers and potential customers continue to delay ordering our products, we will fall short of our revenue expectations for the remainder of 2002 and beyond. The outlook for the video communications industry is uncertain and it is very difficult to predict how long the current slowdown will last. Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had and could continue to have a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

     We have filed a complaint alleging patent infringement against Polycom, Inc. The prosecution of this lawsuit could require us to expend significant financial and managerial resources and may have a material negative impact on our business. If we do not prevail, we may be required to pay monetary damages.

     On September 23, 2002, we (through a wholly owned subsidiary) commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by our wholly-owned subsidiary, CPI. The suit was filed in the United States District Court for the Northern District of California. The four patents involved are U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547 and 6,343,314. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. The prosecution of this lawsuit may require us to expend significant financial and managerial resources and may have a material negative impact on our business. The duration and ultimate outcome of this litigation are uncertain. Litigation such as this suit can take years to resolve and can be expensive to prosecute. Regardless of the outcome, the prosecution of our claims in this lawsuit may require us to obtain additional financing. In addition, an adverse judgment, if entered against CPI, could require CPI to pay substantial compensation to Polycom, which could harm our business, financial position and results of operations and cause our stock price to decline substantially.

     Our expected future capital needs require that we seek additional debt or equity funding which, if not available, could cause our business to suffer.

     Our future liquidity and capital requirements will depend upon numerous factors, including:

•	general economic conditions and conditions in the financial services industry in particular;

•	the level and timing of our revenue;

•	the costs and timing of product development efforts and the success of these development efforts;

•	the costs and timing of sales and marketing activities;

•	the extent to which our existing and new products gain market acceptance;

•	competing technological and market developments;

•	the costs involved in maintaining and enforcing patent claims and other IP rights, including the costs associated with our Polycom litigation; and

•	available borrowings under line of credit arrangements and other factors.

     We expect that we will need to arrange for the availability of additional funding in the next four months in order to meet our future business requirements for the next twelve months. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, and results of operations. There can be no assurance that such funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products.

     Our lengthy sales cycle to acquire new customers or large follow-on orders may cause our quarterly operating results to vary significantly and make it more difficult to forecast our revenue.

     We have generally experienced a product sales cycle of four to nine months for new customers or large follow-on orders due to the time needed to educate customers about the uses and benefits of our system, and the significant investment decisions that our prospective customers must make when they decide to buy our system. Many of our prospective customers have neither budgeted expenses for networked video communications systems, or for personnel specifically dedicated to the procurement, installation or support of these systems. As a result, our customers spend a substantial amount of time before purchasing our system in performing internal reviews and obtaining capital expenditure approvals. Current economic conditions have contributed to additional deliberation, and an associated delay in the sales cycle.

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

     Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its usefulness and value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Revenue generated from follow-on orders accounted for approximately 98% of our revenue in the nine months ended September 30, 2002, and 89% in the same period in 2001. Current economic conditions have led to decreases in our clients’ capital spending, and we have experienced a decrease in the size and number of follow-on orders. Our future financial performance depends on successful initial installations of our system and successful generation of follow-on orders as the Avistar network expands within a customer organization. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

     Because we depend on a few customers for a majority of our revenue, the loss of one or more of them could cause a significant decrease in our revenue.

     We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank and JP Morgan Chase and their affiliates. Collectively, these customers accounted for 67% of our revenue in the nine months ended September 30, 2002. This contribution reflects the acquisition by Deutsche Bank of other financial services firms that were previously Avistar customers, as well as the purchase of Avistar technology by Deutsche Bank for new accounts as part of Deutsche Bank’s client connectivity program. For the nine months ended September 30, 2001, Deutsche Bank and UBS Warburg LLC and their affiliates accounted for 58% of our revenue. We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue. As of September 30, 2002, approximately 67% of our accounts receivable were concentrated with three customers who each represented greater than 10% of our total accounts receivable balance. As of December 31, 2001, approximately 49% of our accounts receivable were concentrated with two customers who each represented greater than 10% of our total accounts receivable balance.

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

     We may not be able to modify and improve our products in a timely and cost effective manner to respond to technological change and customer demands.

     Future hardware and software platforms embodying new technologies and the emergence of new industry standards and customer requirements could render our system non-competitive or even obsolete. The market for our system is characterized by:

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

     Currently, our competition comes from many other kinds of companies, including communication equipment, integrated solution, broadcast video and stand-alone point solution providers. Within the video-enabled network communications market, we compete primarily against Polycom, Tandberg Inc. and VCON Telecommunications Ltd. The market in which we operate is highly competitive. In addition, because our industry is relatively new and one which is characterized by rapid technological change, evolving user needs, developing industry standards and protocols, and the frequent introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market.

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

     The loss of any of our outside contract manufacturers or third party equipment suppliers that produce key components of our system could significantly disrupt our manufacturing and new product development process.

     We depend on outside contract manufacturers to produce components of our systems. Most of our compression and decompression product, or gateway product, is currently supplied by a single source, Tandberg, Inc. In addition, we depend on various third party suppliers for the cameras, microphones, speakers and monitors that we install at desktops and in conference rooms as a part of each video communications network system. Two of these contract manufacturers, SAE Materials Inc. and Pacific Corporation are single source suppliers for key components of our products. Another supplier, Equator Technologies Inc., is our only current source of a component to be used in products currently under development. Our reliance on these third parties involves a number of risks, including:

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

     If these manufacturers or suppliers cease to provide us with the assistance or the components necessary for the operation of our business, we may not be able to identify alternate sources in a timely fashion. Any transition to alternate manufacturers or suppliers would likely result in operational problems and increased expenses, and could cause delays in the shipment of, or otherwise limit our ability to provide our products. In the case of the gateway component, we believe a delay could be several months or more. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms, or at all. Any disruption in product flow may limit our revenue, delay our product development, seriously harm our competitive position, or result in additional costs, or cancellation of orders by our customers.

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

     Failure to achieve or manage growth effectively will harm our business, financial condition and operating results. Furthermore, in order to remain competitive or to expand our business, we may find it necessary or desirable in the future to acquire other businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, to finance the acquisition or to integrate the acquired businesses, products or technologies into our existing business and operations. In addition, completing a potential acquisition and integrating an acquired business may strain our resources and require significant management time.

     Our international operations expose us to potential tariffs and other trade barriers, unexpected changes in foreign regulatory requirements and laws, and economic and political instability, as well as other risks that could adversely affect our results of operations.

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 52% of total revenue for the nine months ended September 30, 2002, and 47% for the same period in 2001. Some of the risks we may encounter in conducting international business activities include the following:

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

     We may not meet the continued listing criteria for the NASDAQ SmallCap Market, which could materially adversely affect the price and liquidity of our stock, our business and our financial condition.

     Continued listing on the NASDAQ National Market requires that the minimum closing bid price of our common stock not fall below $1.00 for 30 consecutive trading days. On July 24, 2002, we received notification from the NASDAQ Stock Market that we were out of compliance with the minimum closing bid price requirement of $1.00 per share set forth in Marketplace Rule 4450(a)(5). Therefore, our common stock became subject to delisting from trading on the NASDAQ National Market on or about October 22, 2002 if the minimum closing bid price of our common stock did not equal or exceed $1.00 for a minimum of ten consecutive trading days. The closing bid price of our common stock did not satisfy this requirement for continued listing on The NASDAQ National Market.

     On October 8, 2002, we applied for trading of our common stock on The NASDAQ SmallCap Market. This application was approved by NASDAQ and our common stock was transferred to The NASDAQ SmallCap Market on October 30, 2002 despite the fact that the closing bid price of our common stock was below the minimum closing bid price requirement of The NASDAQ SmallCap Market on that date. NASDAQ allows companies that meet the listing requirements of the NASDAQ SmallCap Market (other than the minimum closing bid price) an initial grace period of 180 days to regain compliance by posting a minimum closing bid price of $1.00 for at least ten consecutive trading days. With the acceptance of our application to switch to The NASDAQ SmallCap Market, our 90-day grace period to achieve the minimum bid requirements, which commenced July 24, 2002, was extended to 180 days, or through January 21, 2003. Additionally, if we demonstrate at the end of the grace period that we are in compliance with The NASDAQ SmallCap Market core listing standards (that is, either $750,000 net income, stockholders’ equity of $5 million or market capitalization of $50 million) then we may be allowed an additional 180-day grace period to meet the $1.00 minimum closing bid price requirement, or until July 19, 2003. There can be no assurance that we will meet the requirements for continued listing on any NASDAQ market or that we will meet The NASDAQ SmallCap Market core listing standards to qualify for an additional grace period to achieve compliance.

     If we are unable to continue to list our common stock for trading on the NASDAQ SmallCap Market, this may have an adverse impact on the market price and liquidity of our common stock, and may subject our stock to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Delisting of our common stock from the NASDAQ SmallCap Market could also materially adversely affect our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel. In addition, if we were unable to list our common stock for trading on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

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

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 79% of our common stock as of September 30, 2002. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 57% of total revenue for the three months ended September 30, 2002, and 48% for the same period in 2001. International revenue comprised 52% of total revenue for the nine months ended September 30, 2002, and 47% for the same period in 2001. As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

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

		Weighted Average
Description	Amounts	Interest Rate

	(in thousands)
Cash and cash equivalents and short-term investments:
Cash	$948	—
Commercial paper	2,405	1.82%
Market preferreds	2,100	1.96%
Other cash equivalents	3	1.80%
Short-term investments	3,367	3.57%

Fair Value at September 30, 2002	$8,823

Item 4. Controls and Procedures

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Avistar’s disclosure controls and procedures are effective.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

          PART II — OTHER INFORMATION

     Item 1. Legal Proceedings.

     On September 23, 2002, we (through a wholly owned subsidiary) commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by our wholly-owned subsidiary, CPI. The suit was filed in the United States District Court for the Northern District of California. The four patents involved are U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547 and 6,343,314. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. These technologies are core components of our AvistarVOS video operating system. In this action, we have requested injunctive relief, damages to compensate for past and present infringement, treble damages, costs associated with the litigation and such further relief as the Court deems just and proper.

     The prosecution of this lawsuit may require us to expend significant financial and managerial resources and may have a material negative impact on our business. The duration and ultimate outcome of this litigation are uncertain. Litigation such as this suit can take years to resolve and can be expensive to prosecute. Regardless of the outcome, the prosecution of our claims in this lawsuit may require us to obtain additional financing. In addition, an adverse judgment, if entered against CPI, could require CPI to pay substantial compensation to Polycom, which could harm our business, financial position and results of operations and cause our stock price to decline substantially.

     Item 5. Other Information.

     On October 8, 2002, we applied for trading of our common stock on The NASDAQ SmallCap Market. This application was approved by NASDAQ and our common stock was transferred to The NASDAQ SmallCap Market as of the commencement of trading on October 30, 2002 despite the fact that the closing bid price of our common stock was below the minimum closing bid price requirement of The NASDAQ SmallCap Market on that date. NASDAQ allows companies that meet the listing requirements of the NASDAQ SmallCap Market (other than the minimum closing bid price) an initial grace period of 180 days to regain compliance by posting a minimum closing bid price of $1.00 for at least ten consecutive trading days. With the acceptance of our application to switch to The NASDAQ SmallCap Market, our 90-day grace period to achieve the minimum bid requirements, which commenced July 24, 2002, was extended to 180 days, or through January 21, 2003. Additionally, if we demonstrate at the end of the grace period that we are in compliance with The NASDAQ SmallCap Market core listing standards (that is, either $750,000 net income, stockholders’ equity of $5 million or market capitalization of $50 million) then we may be allowed an additional 180-day grace period to meet the $1.00 minimum closing bid price requirement, or until July 19, 2003.

     Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	(i)	The Company filed a report on Form 8-K on September 26, 2002 reporting that it had filed a patent infringement action in the U.S. District Court in Northern California against Polycom, Inc., through its wholly-owned subsidiary, Collaboration Properties, Inc., alleging that Polycom’s conferencing products infringe on four of its patents.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 7th day of November 2002.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ GERALD J. BURNETT

Gerald J. Burnett Chief Executive Officer, President and Chairman (Principal Executive Officer)

By:	/s/ ROBERT J. HABIG

Robert J. Habig Chief Financial Officer (Principal Financial and Accounting Officer)

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Gerald J. Burnett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Avistar Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

By:	/s/ GERALD J. BURNETT

Gerald J. Burnett Chief Executive Officer, President and Chairman (Principal Executive Officer)

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Robert J. Habig, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Avistar Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

By:	/s/ ROBERT J. HABIG

Robert J. Habig Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.