Form 10-K
period 2002-12-31
AVISTAR COMMUNICATIONS CORP
filed 2003-03-25
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to        .

Commission File Number: 000-31121

AVISTAR COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0463156 (I.R.S. Employer Identification Number)

555 Twin Dolphin Drive, Suite 360 Redwood Shores, California (Address of Principal Executive Offices)	94065 (Zip Code)

Registrant’s telephone number, including area code: (650) 610-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2002 was $4,492,971. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of December 31, 2002, the registrant had outstanding 25,285,433 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K specific portions of its Proxy Statement for its 2003 Annual Meeting of Stockholders.

AVISTAR COMMUNICATIONS CORPORATION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2002

Forward Looking Statements

     This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such forward looking statements involve risks and uncertainties. When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “intends” and “estimates” and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or incorporated by reference herein. Avistar Communications Corporation (the “Company,” “we,” or “us”) undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Annual Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business

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

     Our principal executive offices are located at 555 Twin Dolphin Drive, Suite 360, Redwood Shores, California, 94065. Our telephone number is (650) 610-2900. Our trademarks include Avistar and the Avistar logo, AvistarVOS, Shareboard and The Enterprise Video Company. This Annual Report on Form 10-K also includes our and other organizations’ product names, trade names and trademarks. Our website is www.Avistar.com and we post a link to our reports filed with the Securities and Exchange Commission on our website.

Overview

     We develop, market and support an integrated suite of video-enabled vBusiness applications, all powered by the AvistarVOS software. From the desktop, we deliver TV-quality interactive video calling, content creation and publishing, broadcast origination and distribution, video-on-demand, and integrated data sharing. The Avistar video and data collaboration applications are all managed by the AvistarVOS video operating system. Our customers use our system to improve productivity and communication within the enterprise and between enterprises to enhance relationships with customers, suppliers and partners. Using AvistarVOS software and leveraging video, telephony and Internet networking standards, Avistar applications are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We sell our system directly to enterprises in selected strategic vertical markets, and have focused initially on the financial services and manufacturing industries. Our objective is to establish our technology as the standard for networked video.

     We operate in two segments. Avistar Communications Corporation engages in the design, development, manufacture, sale and marketing of networked video communications products and associated support services, and Collaboration Properties, Inc., or CPI, our wholly owned subsidiary, engages in the prosecution, maintenance, support and licensing of the intellectual property that we have developed, some of which is used in our products. As of December 31, 2002, CPI had not entered into any third party licensing agreements.

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

     For years, enterprises have relied on communication tools used principally in a point-to-point manner, such as telephone and fax. More recently, businesses have also embraced network-based collaboration applications, such as teleconferencing, voicemail and email. The emergence of the Internet has accelerated the adoption of these network-based collaboration applications. The increasing availability and affordability of bandwidth on communication networks is further driving businesses to utilize new tools of communication, such as web conferencing, to enhance collaboration among users. For example, a September 2002 study from Raymond James & Associates, Inc. forecasts a 41% compound five-year growth rate for the electronic conferencing market.

     As technology advances and becomes more affordable and modes of communication expand, enterprises are seeking widely deployable and cost effective technology to replicate, at the desktop, the integration of audio and visual communication and document or project collaboration that occurs in a face-to-face meeting. Individuals generally prefer face-to-face encounters to less personal forms of communication because they can see one another and benefit from the non-verbal cues that speed communication and deepen understanding. This is particularly true for more complex interactions such as negotiations, sales, product development, project management and decision making across geography/functions. However, face-to-face interactions often need to be scheduled, and impromptu meetings can be difficult to arrange because all the participants need to be in close proximity, which often requires travel. In addition, everyone needs to be available at the same time. These time and distance challenges become increasingly difficult to deal with as the number of potential participants increases. Beyond traditional teleconferencing and data sharing communications, attempts to conduct virtual meetings as an alternative to face-to-face meetings have generally been limited to conference room-based video conferencing and specially set-up broadcasts. Most individuals do not have immediate access to these technologies, and the reservation and set-up time make them unlikely to be used on a spontaneous basis.

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

     Similarly, broadcasting of stored video or television programming at a desktop or in a conference room is of highly varying quality and generally cannot be added on a real-time basis to a live videoconference. Some products are limited to exclusively using the enterprise data network or the Internet to carry two-way desktop video conferencing or to transmit video one-way. As a result, they are unable to deliver television quality video in normal corporate settings, and are limited in their ability to create, publish and broadcast these videoconferences. In addition, it is difficult to expand these existing products within an enterprise, and even more difficult to do so among enterprises because of bandwidth, security, functionality and quality limitations of current enterprise networks.

Elements of a Complete Collaboration Solution

     To become a critical tool in the enterprise, a communications solution must first and foremost provide application functionality that boosts worker productivity. It also has to provide high quality at scale, high reliability, low total cost of ownership and be available to people where and when they do most of their work, which typically means at their desks. And it must effectively utilize existing and evolving network infrastructure. We believe a complete collaboration solution must provide the following:

Applications and functionality

•	support the applications people use, in the way they use them to deliver real-time and non real-time personal collaboration and data communication

•	provide ease of use

Quality

•	approximate the video and audio quality of television for natural and easy interaction

•	make interactions as realistic as possible by minimizing the artifacts when transmitting and receiving video calls such as latency, jitter, freeze-frame, stutter and small frame size

•	seamlessly integrate all forms of audio, video and data communication including interactive video calling, content creation and publishing, broadcast video and video-on-demand retrieval

Scalability

•	like the Internet and public telephone networks, the communications solution must be designed for size independence and should scale cost-effectively to support a very large numbers of users

Reliability

•	operate dependably and reliably to avoid user frustration, while minimizing support costs

•	provide to video communications the ease of use, speed, quality, functionality, flexibility and global access of the telephone, while easily supporting more complex applications and situations

Adaptability

•	offer an upgradeable architecture that can evolve as bandwidth availability, protocols, standards and compression technologies change

•	include powerful software to manage an integrated suite of collaborative applications, relying on networked infrastructure

•	leverage current and future business investments in local and wide area networks, Internet protocol and standards-based infrastructures

Affordability

•	operate and scale cost effectively

•	utilize standard, low cost and widely available hardware components

•	be cost-effective compared to other pervasive forms of enterprise communication such as email

•	deliver cost savings through innovations in support, network and resource management

     We believe high quality networked video communication allows businesses to improve collaboration and thereby offers them the opportunity to increase productivity, enhance customer service and revenue generation, and facilitate business-to-business interactions that reduce costs, all on an accelerated basis. We also believe that, just as every organization now relies on a telephone network and most businesses increasingly rely on the Internet, a market is emerging in which businesses and other organizations will choose to rely on fully integrated video, audio and data collaboration networks.

The Avistar Solution

     Avistar delivers a networked video system enabled by a unique architecture and a powerful software platform: the AvistarVOS video operating system. This software provides a comprehensive, integrated suite of video applications that include on-demand access to interactive video calling and conferencing, content creation and publishing, broadcast video, and video-on-demand, as well as data sharing, directory services and network management. These applications support users within and amongst enterprises and over data networks, telephony networks and the Internet. Our system architecture is open and flexible in order to embrace continued technological innovation and standardization. Our system is designed to use existing and emerging communication and video standards such as standard Internet protocol, or SIP, to deliver the quality and ease of use of the telephone system. Based on our analysis of over 1,100,000 calls in 2002, the reliability of video calls using our system in terms of first-time connection and call continuity surpassed 95%.

     Avistar has built a complete video collaboration solution that today is delivering TV-quality video to thousands of desktops across hundreds of buildings. Each of our applications can be used, integrated and managed in conjunction with one another. People often conceive of video in the enterprise only as two-way, real-time conferencing. Our system allows broadcast video to be included in a video call and allows the entire session to be recorded simultaneously, and made available as stored video. Our system joins users in a high-quality video network to improve their ability to solve complex problems, connect to co-workers, customers and suppliers, manage large projects and quickly act together on opportunities. Our system does this cost effectively and reliably and is designed to be able to serve global corporations with branch offices and/or distributed operations.

     Interactive video calling. Our system allows users to participate in spontaneous interactive video collaborations from their desktops. Users can simultaneously see and hear multiple participants in windows on their workstations. Additionally, our system provides full duplex audio, which allows multiple users to speak and hear each other clearly at the same time. The desktop window can be divided into four quadrants, to permit up to three other video sources. These sources can include other participants in real-time, broadcast content or recorded video. The participants can include individual users or conference-room groups located at multiple sites and/or various enterprises, all without requiring advance reservations or conferencing services. Each participant has the full ability to utilize all the call functions of the system, such as adding or removing participants. The system supports the communications needs of users by allowing them to add a third or fourth participant into a call spontaneously for a quick conference, and then revert back to a two party call. This ability helps speed decision-making and leverages the knowledge of experts. As an example, a commercial bank’s branch loan officers, spread across seven cities, use the interactive video calling application to click and connect real-time to headquarters personnel in order to expedite lending decisions and processing.

     Video content creation and publishing. With our solution, users can create and publish video content from their desktops by recording themselves, recording a multi-point conference or adding commentary to a broadcast and recording the entire session. Recorded content can be played back on demand and can be published in various forms to others inside and outside the enterprise. Content can be published via email links, posting to web sites or embedded as a streaming video in an email. For example, an economist at an investment-banking firm regularly records commentary on current events and market conditions using the Avistar system. This recorded video is then available internally on the corporate network or through the Internet to clients.

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

     Integrated data sharing. In addition to viewing the four quadrants of our video window, multiple users can simultaneously create and annotate a shared document using text or drawing tools color-coded specifically for each user. All participants can access the contents of any shared window and save the marked changes for later reference. Our system can also be utilized in conjunction with other application sharing programs that utilize data networks or the Internet. While participating in an interactive video call, users can access Microsoft NetMeeting’s application sharing capabilities through a button on our tool bar and jointly view and edit a document. As an example, multiple design engineers can share a technical drawing in order to resolve an issue with a defective part.

     Our system has the following key features necessary to make integrated video collaboration effective:

     Easy to use interface. Our applications bring the rich interaction of a face-to-face meeting and the quality and ease of use of the telephone to our systems through:

•	Click-to-connect simplicity. To initiate calls or add another user to a session already underway, a user simply clicks on either a direct connect button, a picture, or a name in the directory. Standard telephone-like features such as hold, hang-up, forward, leave message or begin another call are all completed with the click of a mouse, or keyboard shortcuts. Additionally, anyone on an Avistar network can initiate a video call to the desktop of colleagues, customers, suppliers and others on other Avistar networks. If the person being called is logged-in but unavailable, users can leave a personalized call back message that allows the person to automatically return the video call without having to look up the address.

•	“Find Me, Follow Me.” Avistar video calling is built on directories and presence-based features referred to as “Find Me, Follow Me.” Using this feature, our system is able to determine the presence and location of any user on an Avistar network at any time. To call any user in the Avistar network, it is not necessary to know their number or current location. As long as the Avistar user is logged into his or her Avistar application, the Find Me, Follow Me application automatically registers where that user is logged in, regardless of site or geography, and routes all calls to the user’s location. Using this Find Me, Follow Me technology, Avistar’s system makes video calling a one-click process and enables what we call “Video Instant Messaging.”

•	Comprehensive directory. The Avistar network directory is a comprehensive list of Avistar numbers that can be called with a click. All users currently logged into an enterprise’s Avistar network will be shown, providing immediate ‘presence’ information as to availability. The global directory can be tailored to include only a business’ community of users. In addition, a private directory feature allows users to create their own directory and reach frequently called parties with a one-click “direct connect” tool. Both global and private directories can also include other non-Avistar sites that use standards-based video conferencing systems.

•	Consistency across locations. The Avistar user interface is consistent across desktops and conference rooms. Thus, a user who is familiar with the functionality at the desktop requires no additional training or set up to utilize an Avistar system in a conference room setting. This allows conference room systems to be “self-service,” thereby avoiding the support logistics and expense of traditional room based systems.

     Seamless integration of system applications. All of our applications are seamlessly integrated with one user interface. As a user adds an additional video source during an ongoing video call — such as an additional live participant, a one-way broadcast or a stored video clip — there is virtually no delay in launching another application or to download data. In addition, each application is synchronized with the others so that all participants in a video call see and hear the same content simultaneously. Thus, recorded or broadcast video can be added to a live session and shown to all participants. The entire session can also be recorded. Our system enables common network and application management, so the same directory can be used for two-way calls, one-way broadcasts and data sharing in the same session. Usage can be determined with our integrated call-reporting tool that provides summary data for analysis and cost justification.

     Network management. Our network architecture provides system administrators with the ability to flexibly and proactively manage each of the various components of the network. Within our system, the most costly and complex equipment and software applications are shared as networked resources. This arrangement allows for redundancy and dynamic allocation of these resources to users who need them, and ensures that users experience the best video quality possible at the highest reliability and lowest cost of use. Servers and switches can be maintained, installed and repaired centrally, and many network support functions can be performed remotely over the data network, thereby limiting the disruption of service to an individual user. Similarly, additional desktops and meeting rooms can be easily and inexpensively added to the Avistar network, with those new users concurrently added to the Avistar directory. Additionally, our software makes call routing decisions to minimize communications costs.

     We believe our solution includes the following benefits to our customers:

•	Integrated video collaboration solution. We provide a fully integrated Internet protocol-based system that seamlessly allows individuals to make video calls, view broadcasts and create, store and access video content or other forms of data from the desktop. This can speed business processes by enhancing collaboration and communication.

•	Increased availability of knowledge within the enterprise. At many businesses, individuals who possess valuable knowledge often cannot effectively distribute their knowledge to the rest of the organization. Our system enables these businesses to access these individuals and disseminate their knowledge more efficiently and effectively by offering them the ability to call, broadcast or record from their desktops, and offering other users the ability to receive this information real-time, or access video recordings at a convenient time and location. In addition, our system gives every desktop the ability to create and publish valuable visual content, which can be distributed inside and outside the organization to support employee and customer needs worldwide. The ability to spontaneously add additional participants to a call encourages personal communications between individuals who otherwise might not enjoy this access.

•	Improved productivity and revenue generation. Our system helps companies increase the productivity of their employees and speed up time critical decision-making. By creating a network of Avistar users, our customers can have face-to-face meetings within the enterprise and with customers and partners, without the costs and time delays of travel. Negotiations, sales, advisory services, decision-making and other persuasive communications are more effective when done face-to-face. Our solution allows interactions to happen in real-time, speeding up the manner in which business is done, freeing up time for employees, enhancing business-to-business communications, and potentially increasing revenue generation.

•	Enhanced customer and partner relationships. Our system helps companies to be more responsive to and develop stronger business relationships with their customers, partners and suppliers. An Avistar call is generally as easy and reliable as a telephone call, while being more personal. One of our customers provides Avistar networks to their clients and business partners in order to facilitate interactions and improve relationships.

•	Opportunity to leverage existing and future communication infrastructures. We provide an open architecture that uses existing standards and is designed to take advantage of emerging standards. Our system integrates into our customers’ existing network communications infrastructure, and supports the protocols a company may choose to use for video broadcasts, data sharing and transport of information. However, video quality varies depending on the protocol selected. Our system utilizes existing data networks for transporting stored video, and is designed to support real-time digital networking and video transmission. We have designed our system to continue to work with Internet protocol-based technologies as standards evolve and quality of service improves. We expect this flexibility, together with simplified software and hardware at the desktop, to allow companies to make effective use of their existing local area and wide area networks, as well as their next generation networks.

•	Better communication to face new business challenges such as globalization and distributed locations. Within global corporations, professionals collaborate daily with customers, partners and associates who are often located in different offices and/or different time zones. This has increasingly become the case as firms, due to economic and security concerns, have restricted travel and have begun decentralizing their personnel across a more distributed set of locations, taking advantage of lower costs of real estate. In this context, critical information must be delivered on a timely basis and without confusion as smoothly as if colleagues were working together in person. By offering a combination of conference room and desktop systems, Avistar’s video product suite enables companies that are reducing travel and/or distributing their operations to easily and quickly connect small, remote offices to the central organization, and still benefit from face-to-face interaction. Based on our experience in helping existing customers choose their optimal configurations, we are able to advise new customers on the setups or configurations that will be most effective for a large central office, a small branch office or other remote locations.

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

     We believe that the following technical factors will transform and consolidate the existing video collaboration applications marketplace, creating a strong need for a software platform that will support this consolidation and evolution:

•	improved compression technologies;

•	widespread proliferation of broadband infrastructure and virtual private networks, or VPNs;

•	developing availability of converged audio, video and data networks;

•	improved computer processing speeds; and

•	adoption of critical digital video and multimedia standards.

     Our software platform supports this consolidation and evolution by integrating industry standards for audio, video and data transport, but separating them from application functionality and system management. This allows the video operating system to manage the interoperation and transcoding of various standards to seamlessly integrate video, audio and data into complex applications, and not be limited by the functionality built into one particular, application-specific standard. It also allows the system to accommodate new and evolving standards with minimal disruption. Current industry and widely accepted proprietary standards supported include H.320, H.323, NTSC, PAL, MPEG, Microsoft Windows Media Video and Real Networks RealMedia.

     We believe our AvistarVOS video operating system positions us to lead the transformation described above. Further, we provide a suite of collaboration applications that seamlessly operate with the AvistarVOS system allowing users to access this functionality in an easy and intuitive manner. We expect to make this platform more accessible to developers and to allow integration with other applications and network hardware.

     Our system uses TCP/IP, the standard Internet protocol, for initiating video calls, scheduling and starting broadcast presentations, and managing the creation and access of stored video materials. In addition, we use TCP/IP for overall systems and network management throughout our software platform. This approach allows us to deliver connectivity throughout an enterprise and allows us to leverage existing Internet infrastructure. For delivery of live local area network high-quality video streams with low delays, we use traditional circuit switched technologies, including our own Avistar network technology. We use our gateways to translate between the various network technologies used in our system. These gateways are managed and controlled by our systems software with TCP/IP-based protocols.

     Each Avistar desktop functions as a node on the network, like personal computers, printers or file servers on a local area network. Just as color printers and file servers are often shared network resources on the local area network, the more costly equipment in an Avistar system, such as servers, switches, and the compression and decompression equipment components of our gateways, are centralized and made available to multiple users. Network nodes and resources, like those of a data network, are managed through centralized, Internet protocol-based applications and administration tools, such as Internet-based reports of video call activity.

     Because of the tight integration of various video network components, namely, the Avistar Switch, Media Server, Conference Center, Broadcast Podium and gateways, our architecture has the following key features:

•	Switched services: Our video network employs a switched architecture to ensure that our system can scale to support large numbers of users. At the center of the network is an Avistar switch, which functions for video networking like the local area network switch functions for data networks. With our switch, bandwidth for video-enabled communication is available on demand so that two or more users participating in a video call automatically have the bandwidth required for continuous video and audio, with virtually no delay.

•	Network management: The AvistarVOS system utilizes open protocols for call set-up, call control and directory services. It also complies with standards and interfaces and connects with video networks through shared Avistar gateways, which are further connected via private or public telephony or TCP/IP networks. Servers communicate through our signaling system for video protocol, SSV, which is based on TCP/IP, the standard Internet protocol. Through this signaling system, servers exchange configuration information and allocate call resources during call set-up, and exchange network status information. The signaling system selects the optimal route for all video calls, helping to minimize call costs and performance demands on wide area network resources. Most videoconferencing equipment using industry standard compression technologies also can communicate with an Avistar network.

•	Transport standard independence: Our system automatically selects the appropriate transport standards for transmitting information over the network, to help deliver the highest quality video possible and full duplex audio in the most efficient manner. For example, the AvistarVOS software automatically exchanges information among servers and switches to determine the best network route for video calls. For the transport of video over a local area network, our system currently uses existing spare Ethernet wires to deliver standards-compliant television quality signals. This method of transport keeps video signals clear without interfering with traffic on the data network, and provides for local area network calls with no incremental communications cost. In a wide area network, we deliver only slightly lower-than-television quality for real-time calls and broadcasts, because we use industry video compression standards across the public telephony network or a customer’s private networks. For the transmission of recorded content on corporate data networks or via the Internet, our system uses standard digital storage formats and transport technologies.

•	Expandable to thousands of users: Because shared resources, such as servers, are attached to the Avistar switch and are managed through the data network, new users and new capabilities can be added without replacing existing infrastructure, but rather, by simply adding video software and hardware at each desktop. Just as local area network switches and public telephony networks can be linked together without the use of routers, Avistar switches can be similarly linked without the use of video network gateways. As a result, customers can easily add capacity as their needs grow.

•	Evolves with digital technology: Our AvistarVOS software is designed to facilitate utilization of all-digital, local area networks, including Internet protocol video transmission, when sufficient bandwidth, quality of service and digital endpoints are available. We expect that our system will also maintain compatibility with existing networks. Our AvistarVOS system is designed to enable us to adopt additional Internet protocol-based standards, allowing evolution of the transport of audio and video on the customer’s local area data network.

System Products and Applications

     Our system products and applications consist of shared resources accessible to an entire Avistar network from desktop and conference room users.

Shared Resources

     Like the architecture of most data networks, our system is designed to maximize the use of shared resources on the network. This configuration results in a thin client, or a desktop that is not burdened with memory or processor intensive software and hardware. Each user can access higher quality software, gateways, multi-point conference centers, media servers and video broadcasts with lower per user acquisition and management costs than is possible with non-networked video solutions. These shared resources consist of the following products and applications:

Local Area Network and Wide Area Network Products

•	Avistar Switch. At the center of each of our local area network systems is an Avistar switch that supports up to 120 desktop users and/or conference rooms. The switch connects video calls placed among Avistar desktop and conference room users, and allows those users to access shared resources such as Avistar conference centers, media servers and gateways, as well as television broadcasts and VCRs. Each Avistar switch includes server software that provides application services and network management. Additional switches can be connected together in a building or campus to scale to many hundreds or even thousands of users.

•	Avistar Gateways. Connectivity to the wide area network is provided via our gateways. The gateways support various protocol standards, using public telephony, TCP/IP networks or customer’s private networks. With our gateways, users across the wide area network can communicate with another Avistar network or with third-party desktop or room systems that are H.320 and H.323 compliant. Our new, multi-channel IP gateway, introduced in February 2003, significantly reduces the cost of wide area connectivity as compared to previous generations of our gateway products.

Server and Software Products

•	Avistar Conference Center. Our conference center enables multi-point conferences for up to four video sources, with continuous presence that allows all participants to see and hear one another continuously and simultaneously. Multiple conference centers can be installed on each switch to support a corresponding number of simultaneous multi-party calls.

•	Avistar Media Server. Our media server allows users to create, publish and view video content from any desktop or conference room. Any form of video, including a four-way video call, can be saved on the media server in high quality, digital MPEG format. Any user can retrieve and replay video at any time from the media server using the desktop Avistar interface or any industry standard MPEG player. The Avistar Media Server also has a publishing capability allowing Avistar users to publish video content on intranets, extranets or the Internet, including web servers, video servers or content distribution networks. Publishing to vBrief™ video email messages is one example. The Media Server software manages format plug-ins to simplify transcoding to other video standards and formats, such as Real Networks and Microsoft Windows Media Video.

•	Avistar Broadcast Podium. Our broadcast podium allows Avistar desktop or conference room users to broadcast one-way, real-time presentations to an audience of other Avistar users at both local and remote sites. The broadcast podium allows an individual or a conference call to be broadcast to thousands of users, and, via third party products, to be streamed simultaneously over the Internet.

Internet Protocol-Based Applications

•	Avistar Directory Software. Our directories allow a user to place a video call by simply clicking on a name in the user’s directory of local and remote Avistar users. If the other party is logged-on, our system will route the call to the correct location over the local area network, or the wide area as appropriate. The user can look up addresses in private and global address books, utilize browser style type-in boxes, and access speed-dial direct connect buttons. This server-based directory simplifies administration and allows users to get started quickly without having to manually enter many video phone numbers into their desktop directory.

•	Avistar Community Exchange and AvistarVOS Proxy. These products, introduced in February 2003, provide secure, cross-enterprise communications between independent Avistar systems. This provides directory and presence information and system resource reservation for easy and fast connections between firms. These products will facilitate the building of communities of video-enabled users.

•	Shareboard® Software. Our Shareboard application allows users to collaborate on graphics, data or text during a video call. By clicking on the “share” button, users are linked to the Shareboard data sharing application. Users can share any application window or image with all conference participants, see all users’ color-keyed pointers and text and paintbrush annotations, and save or print shared images from any desktop or conference room.

•	Avistar Call Reporting System. With our web-based call reporting system, our customers can track local and wide area network calls logged by each of our servers. Reports show call details, device usage and calls by user, all viewable from any Web browser. Reports can be customized and stored for future or specialized analysis.

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

     Avistar Viewer. Our viewer is designed for organizations that need to provide users with view-only access to important video sources. Users can monitor a selection of real-time, broadcast video sources, such as training courses or senior management meetings, watch live television broadcasts, or select and view stored video content from their desktops. Customers can deploy our viewers in networks of one-way users, or add them to mixed networks that already include our two-way users. One-way users can easily be upgraded to two-way.

     Avistar Room Systems. We deliver complete video systems for a wide range of room sizes and layouts. We believe that the key advantages of our system are that the interface used in a conference room system is consistent with the interface used on individual desktops, allowing for all forms of video-enabled communications: interactive video calling, content creation and publishing, broadcasting and video-on-demand. Therefore, desktop users are familiar with the controls used in Avistar room systems and do not need additional training to operate the room system, nor do they need an additional technician to set-up and connect conference room calls (as is common with traditional room systems).

     Avistar Digital Viewer. The Digital Viewer allows users to view streaming presentations from any Avistar presentation, Avistar broadcast source or other RealNetworks/RealVideo-format video source. Active presentations can be easily viewed by clicking on a list of available presentations. Users can also view streaming content available over the Internet through their Avistar Digital Viewer.

Customers

     As of December 31, 2002, we have licensed and recognized revenue with respect to over 8,500 end-users at approximately 325 customer sites in 124 cities and 36 countries. Because many of our customers operate on a decentralized basis, decisions to purchase our systems are often made independently by individual business units. As such, a single company may represent several separate accounts. The following is a list of some of the customers that, together with their affiliates, have generated the largest portion of our revenue since our inception:

Bank of America Boeing Corporation Deutsche Bank AG Goldman, Sachs & Co. JP Morgan Chase & Company UBS Warburg LLC

     Deutsche Bank AG and JP Morgan Chase and their affiliates, each accounted for more than 10% of our revenue for 2002. These entities collectively accounted for 66% of our 2002 revenue.

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia comprised 49%, 47% and 46% of total revenue for 2002, 2001 and 2000, respectively. For 2002, 2001 and 2000 revenues to customers in the United Kingdom accounted for 26%, 21% and 28%, respectively, of total revenues.

Segment Information

     We operate through two segments:

•	Avistar Communications Corporation engages in the design, development, manufacturing, sale and marketing of networked video communications products.

•	Collaboration Properties, Inc., our wholly owned subsidiary, engages in the development, prosecution, maintenance, support and licensing of the intellectual property used in our video communications system.

     Financial information regarding these segments is provided in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K. To date, CPI has not signed any material licensing agreements.

Sales and Marketing

     Sales. We have a direct sales force in the United States consisting of regional sales managers and client development managers located in Redwood Shores, California and New York, New York. Regional sales managers have direct responsibility for selling and account management, while client development managers are responsible for system utilization and expansion at customer sites. Our international direct sales force is managed from our office in London, England and includes regional sales managers and client development managers.

     Marketing. Our marketing efforts are directed towards select vertical markets, with initial emphasis on financial services and manufacturing. We have identified specific collaboration needs for enterprises in each of these vertical markets. We then help our customers understand how our system can satisfy these needs, thereby increasing the number of users. We emphasize initiatives to develop market awareness of our system and services as well as increased usage of our installed systems. We also use marketing programs to build recognition of our corporate brand.

Installation, Maintenance, Training and Support Services

     We provide a wide variety of services for installation and design of our video communications products, including workflow analysis to identify patterns of collaboration between workgroups to determine the best configuration of networked resources for the enterprise. We generally install our systems for new customers. In an increasing number of cases, our customer’s information technology group or services partner installs follow-on orders. In the future, we expect our customers or their services partners will increasingly perform installation of additional systems.

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

Backlog

     The estimated backlog of product orders believed to be firm was $700,000 at December 31, 2002 and $2.3 million at December 31, 2001. We expect most of the orders as of December 31, 2002 will be shipped in the first two quarters of 2003. Backlog is not necessarily indicative of past or future operating results.

Research and Development

     We believe that strong system development capabilities are essential to our strategy. Our research and development efforts focus on enhancing our core technology, developing additional applications, addressing emerging technologies, standards and protocols, and engaging in patent and licensing activities. Our system development team consists of engineers and software developers with experience in video and data networking, voice communications, video and data compression, email and Internet technologies. We believe that our diverse technical expertise contributes to the highly integrated functionality of our system. Research and development expenses were $3.7 million in 2002, $5.3 million in 2001 and $4.1 million in 2000. We expect to devote a significant amount of our resources to research and development in the foreseeable future.

Manufacturing

     We use contract manufacturers to produce components and perform component purchasing and some material assembly. Our operations staff develops manufacturing strategies and qualifies and audits manufacturing processes and suppliers. We work with our contract manufacturers to reduce manufacturing costs and to resolve quality control issues, as well as performing final assembly and testing of our standard products. We believe our manufacturing strategy enables us to utilize the manufacturing capabilities of our contract manufacturers, while allowing us to focus on rapid system development and deployment, software architecture and development of video communication applications. We use third party, commercially available camera components, microphones, speakers and monitors for desktop and room systems, as well as third party compression and decompression components for our gateways.

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

     We have pursued registration of our key trademarks and service marks in the United States, the United Kingdom and certain other European countries, and intend to pursue additional registration in additional countries where we plan to establish a significant business presence. We own several United States, Canadian and United Kingdom registered trademarks, including Avistar and the Avistar logo, AvistarVOS, Shareboard and The Enterprise Video Company.

     Through Collaboration Properties, Inc., our wholly owned subsidiary, as of December 31, 2002, we held 18 United States patents and 33 non-United States patents and 7 additional United States and non-United States patents had been allowed. The patents that have been issued expire at varying dates between 2013 and 2015. In addition, numerous patent applications are pending in the United States and several other jurisdictions. Specifically, these patent applications, most of which relate to and claim priority from an application originally filed in 1993, include both method and apparatus claims. These patents and pending patent applications disclose and/or claim aspects of our analog or digital desktop video conferencing technology, video and multimedia storage technology for messaging and publishing, directory services, and public wide area networking access, switching and architecture. A portion of these technologies is currently utilized in our system. To date, we have focused on expanding our patent portfolio and expediting patent issuance. We plan to continue these efforts and to seek to license our patents to reinforce the adoption of our technology.

     We generally enter into confidentiality, license and nondisclosure agreements with our employees, consultants, prospective customers, licensees, and partners that seek to limit the use and distribution of our proprietary materials and prohibit reverse-engineering of our proprietary technologies. In addition, we control access to and distribution of our software, documentation and other proprietary information. Several of our license agreements with our customers require us to place our software source code into escrow. In these cases, these agreements provide that these customers may be entitled to retain copies of the software and will have a limited non-exclusive right to use and/or reproduce, maintain, update, enhance and produce derivative works of the software source code under the terms of the agreements if we fail to cure a contractual breach by us on a timely basis, or if we become the subject of a bankruptcy or similar proceeding.

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

Competition

     The market for video collaboration products and systems is highly competitive and fragmented. The market has been slow to develop, and to date has primarily consisted of room-based conferencing systems. As a result of advances in technology, increases in communications capability and reductions in communications costs in the past several years, the market is now characterized by many competitors, rapidly changing technology, evolving user needs, developing industry standards and protocols and the frequent introduction of new products and services. Within the market for video collaboration products and systems, we compete primarily with Polycom Inc., Tandberg Inc. and VCON Telecommunications Ltd.

     We believe we may face increasing competition in the future from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Inc., Hewlett-Packard Company, Microsoft Corporation, RealNetworks, Inc. and WebEx Communications, Inc., that enable web-based or network-based video communications with low-cost digital camera systems.

     We believe that the principal factors affecting competition in our markets include:

•	product features, functionality and scalability;

•	product quality and performance;

•	product reliability and ease of installation;

•	use of open standards;

•	quality of service and support;

•	company reputation and size;

•	price and overall cost of ownership; and

•	document sharing, including internet-based collaboration.

     Currently, our principal competitors are companies that provide products and services in specific areas where we offer our integrated system, such as:

•	room-based point-to-point video communication products;

•	desktop video communications products;

•	broadcast video products;

•	video retrieval and viewing products; and

•	desktop content creation products.

     While a number of companies have marketed applications that enable users to use individual features similar to our system, we do not believe that any single competitor currently offers a fully integrated system that offers all the features of our system. We believe these companies in many cases can also represent complementary opportunities to extend the reach of our system by potentially expanding the market for video networking.

     We expect competition to increase significantly in the future from existing providers of specialized video communications products and companies that may enter our existing or future markets, possibly including major telephone companies or communications equipment providers. These companies may develop similar substitute solutions, which may be less costly or provide better performance or functionality than our systems. A number of our existing and potential competitors have longer operating histories, significantly greater financial, marketing, service, support, technical and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our current or potential competitors have well-established relationships with our current and potential customers, and have extensive knowledge of our industry. It is possible that new competitors or alliances among competitors may emerge and acquire significant market share. To be successful, we must continue to respond promptly and effectively to the challenges of developing customer requirements, technological change and competitors’ innovations. Accordingly, we cannot predict what our relative competitive position will be as the market evolves for video collaboration products and services.

Employees

     As of December 31, 2002, we had 71 employees, including personnel dedicated to research and development, customer services, including installation and support services, sales and marketing and finance and administration. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing, and senior management personnel, none of whom is obligated to remain with us by an employment agreement. The loss of the services of one or more of our key employees could harm our business.

Executive Officers

     Our officers and their ages as of December 31, 2002 were as follows:

Name	Age	Position

Gerald J. Burnett	60	Chairman of the Board and Chief Executive Officer
William L. Campbell	54	Vice Chairman, and Executive Vice President and Secretary
Robert J. Habig	48	Chief Financial Officer
J. Chris Lauwers	42	Chief Technology Officer
Robin Gilthorpe	35	Vice-President of Sales, Financial Industry
Stephen F. Arisco	44	Vice President, Operations and Customer Support

     Gerald J. Burnett is one of our founders and has been Chairman of our Board of Directors and our Chief Executive Officer since March 2000. He is Chairman of the Board of CPI and has served as a director since December 1997. He served as Chief Executive Officer of Avistar Systems from December 1998 until March of 2000. From 1993 to 1997, he was a director of Avistar Systems or a principal of its predecessor limited partnership. He is a member of the Corporation (Board of Trustees) of the Massachusetts Institute of Technology. Dr. Burnett holds a B.S. and an M.S. from the Massachusetts Institute of Technology in electrical engineering and computer science and a Ph.D. from Princeton University in computer science and communications.

     William L. Campbell is one of our founders and has been a member of our Board of Directors and our Executive Vice President since March 2000. He has been our Corporate Secretary since June 2001 and served as our interim Chief Financial Officer from April 2001 to May 2001. He has been President and Chief Executive Officer of CPI since December 1997. Mr. Campbell holds a B.S. in general engineering from the U.S. Military Academy and an M.S. in management from the Sloan School of the Massachusetts Institute of Technology.

     Robert J. Habig has been our Chief Financial Officer since May 2001. Previously, he served as Chief Financial Officer at Think3, Inc., a private computer-aided design software company from March 1999 to February 2001, as Chief Financial Officer at CrossWorlds Software, an enterprise software company from July 1998 to February 1999, as Executive Vice President at First Data Corporation, a financial transactions processing company, from May 1997 to June 1998, as Chief Financial Officer at Allied Signal Corporation, an automotive, aerospace and chemical manufacturing company from 1994 to 1997 and held various positions with PepsiCo from 1979 to 1994. Mr. Habig holds a B.A. in economics and business from Lafayette College and an M.B.A. from the Simon Graduate School of Business at the University of Rochester.

     J.Chris Lauwers has been our Chief Technology Officer since February 2000. He served as Vice President of Engineering of Avistar Systems from 1994 to 2000. He previously served as Principal Software Architect at Vicor Inc., a private e-business product solutions and engineering consulting company, from 1990 to 1994, and as a research associate at Olivetti Research Center from 1987 to 1990. Mr. Lauwers holds a B.S. in electrical engineering from the Katholieke Universiteit Leuven of Belgium. Mr. Lauwers also holds an M.S. and a Ph.D. in electrical engineering and computer science from Stanford University.

     Robin Gilthorpe has been our Vice President of Global Sales, Financial Services since April 2002. Previously, he served as Managing Director of Slam Dunk Networks, a managed network service company from October 2000 to April 2002, as Senior Vice President at New Era of Networks, Inc., an enterprise application integration company from July 1997 to October 2000. Mr. Gilthorpe held various positions at TIBCO Software, Inc. from April 1993 to July 1997, Hitachi, Ltd. from October 1991 to April 1993 and Banca Commerciale Italiana from July 1990 to October 1991. Mr. Gilthorpe holds a B.A. in economics and Italian studies from University of Lancaster, England.

     Stephen F. Arisco has been our Vice President of Operations and Customer Service since February 2000. He previously served as Director of Operations and Customer Service of Avistar Systems from December 1997 to January 2000. From 1987 through December 1997, he was Director of Customer Service and Operations at TRW Financial Systems, a systems integration company. Mr. Arisco holds a B.S. in Business from the University of Phoenix.

Item 2. Properties

     Our corporate headquarters are located in Redwood Shores, California, where we occupy approximately 17,000 square feet under a lease that expires in September 2003. We believe that our current leased facilities, together with facilities that are available to us or are being negotiated, will be sufficient to meet our needs for the next twelve months. In addition, we lease a combined total of approximately 18,000 square feet of office space in Palo Alto, California; Incline Village, Nevada; New York, New York; Dallas, Texas; and London, England. The Palo Alto facility is a distribution warehouse for inventory, with final assembly and test capabilities.

Item 3. Legal Proceedings

     On September 23, 2002, CPI, our wholly-owned subsidiary, commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The four patents involved are U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547 and 6,343,314. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. These technologies are core components of our AvistarVOS video operating system. In this action, CPI has requested injunctive relief, damages to compensate for past and present infringement, treble damages, costs associated with the litigation and such further relief as the Court deems just and proper. Polycom responded to CPI’s claims on November 14, 2002, at which time it both answered the complaint and asserted counterclaims against CPI for non-infringement, invalidity and unenforceability. On January 31, 2003 Polycom filed a motion with the court requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. A hearing was held on March 7, 2003, at which time the judge granted Polycom’s motion to amend its counterclaims. A trial date for CPI’s claims against Polycom and Polycom’s proposed counterclaims has not yet been set.

     The prosecution of this lawsuit and the defense of the proposed Polycom counterclaim may require us to expend significant financial and managerial resources and therefore may have a material negative impact on our business. The duration and ultimate outcome of this litigation are uncertain. In addition, an adverse judgment, if entered against CPI or Avistar, could require CPI or Avistar to pay substantial compensation and/or damages to Polycom, which could harm our business, financial position and results of operations and cause our stock price to decline substantially. It should be noted that Avistar’s agreement with a third-party supplier (whose products are implicated by Polycom’s claims of alleged patent infringement), provides for indemnification to Avistar by that third party. Nevertheless, litigation such as this suit can take years to resolve and can be expensive to prosecute. Regardless of the outcome, the prosecution of our claims in this lawsuit may require us to obtain additional financing.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock traded on the NASDAQ National Market from August 17, 2000 to October 29, 2002 and has traded on the NASDAQ SmallCap Market since October 30, 2002 under the symbol “AVSR.” Prior to August 17, 2000, there was no public market for our Common Stock. The following table sets forth for the period indicated the high and low closing sale prices for our common stock, as reported by the NASDAQ National Market.

	Year Ended		Year Ended

	December 31, 2002		December 31, 2001

	High	Low	High	Low

First Quarter	$2.32	$1.45	$7.59	$1.00
Second Quarter	$1.63	$0.68	$2.99	$1.26
Third Quarter	$1.15	$0.40	$2.80	$1.30
Fourth Quarter	$0.80	$0.23	$2.90	$1.95

     On December 31, 2002, the last reported sale price of our common stock on the NASDAQ SmallCap Market was $0.23 per share. As of December 31, 2002 there were 75 holders of record of our common stock.

     On October 8, 2002, due to non-compliance with the NASDAQ national market listing requirements, we applied for trading of our common stock on The NASDAQ SmallCap Market. NASDAQ approved this application and our common stock was transferred to The NASDAQ SmallCap Market as of the commencement of trading on October 30, 2002 despite the fact that the closing bid price of our common stock was below the minimum closing bid price requirement of The NASDAQ SmallCap Market on that date. NASDAQ allows companies that meet the listing requirements of the NASDAQ SmallCap Market (other than the minimum closing bid price) an initial grace period of 180 days to regain compliance by posting a minimum closing bid price of $1.00 for at least ten consecutive trading days. With the acceptance of our application to switch to The NASDAQ SmallCap Market, our 90-day grace period to achieve the minimum bid requirements, which commenced July 24, 2002, was extended to 180 days, or through January 21, 2003. On January 21, 2003 we were notified by NASDAQ that we had been granted an additional 180-day grace period to meet the $1.00 minimum closing bid price requirement, or until July 19, 2003. The minimum closing bid price of our common stock exceeded $1.00 per share for ten consecutive trading days in February 2003 and we have been advised by NASDAQ that we are now in compliance with the listing requirements of The NASDAQ SmallCap Market.

Dividend Policy

     We have never paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

     The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto. The selected statements of operations data for the years ended December 31, 2002, 2001 and 2000 and the selected balance sheet data as of December 31, 2002 and 2001 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the year ended December 31, 1999 and 1998 and the selected balance sheet data as of December 31, 2000, 1999 and 1998 is derived from our financial statements not included in the Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,

	2002	2001	2000	1999	1998

		(In thousands, except per share data)
Statements of Operations Data
Revenue:
Product	$4,430	$11,366	$16,925	$6,146	$3,342
Services, maintenance and support	4,369	4,830	4,489	3,227	1,786

Total revenue	8,799	16,196	21,414	9,373	5,128

Cost of revenue:
Product	2,129	4,961	7,287	3,190	1,959
Services, maintenance and support	2,348	2,683	2,167	1,697	1,443

Total cost of revenue	4,477	7,644	9,454	4,887	3,402

Gross margin	4,322	8,552	11,960	4,486	1,726

Operating expenses:
Research and development	3,699	5,280	4,123	2,718	3,348
Sales and marketing	3,728	6,066	5,627	3,649	3,152
General and administrative	4,593	5,002	4,283	2,872	2,289
Amortization of deferred stock compensation	358	898	2,049	618	—

Total operating expenses	12,378	17,246	16,082	9,857	8,789

Loss from operations	(8,056)	(8,694)	(4,122)	(5,371)	(7,063)

Other income (expenses):
Interest expense	—	(2)	(1,184)	(972)	(276)
Interest income	269	758	650	54	1
Other, net	227	—	—	(40)	(286)

Total other income (expense)	496	756	(534)	(958)	(561)

Loss before provision for (recovery from) income taxes	(7,560)	(7,938)	(4,656)	(6,329)	(7,624)

Provision for (recovery from) income taxes	18	(19)	15	$21	$17

Net Loss	$(7,578)	$(7,919)	$(4,671)	$(6,350)	$(7,641)

Beneficial conversion related to convertible preferred stock			$(37,783)

Net loss attributable to common stockholders	$(7,578)	$(7,919)	$(42,454)	$(6,350)	$(7,641)

Net loss per share — basic and diluted	$(0.30)	$(0.31)	$(4.46)	$(54.27)	$(86.83)

Weighted average shares used in calculating basic and diluted net loss per share	25,260	25,168	9,510	117	88

	As of December 31,

	2002	2001	2000	1999	1998

		(In thousands)
Balance Sheet Data
Cash and cash equivalents	$4,783	$7,455	$21,660	$6,232	$139
Short-term investments	2,402	5,831	—	—	—
Working capital (deficit)	7,250	14,039	21,423	1,656	(2,881)
Total assets	10,400	19,265	28,303	10,523	2,768
Notes payable and accrued interest due to related parties
Current portion	—	—	—	2,533	1,300
Noncurrent portion	—	—	—	9,190	5,152
Preferred stock	—	—	—	17	16
Stockholders’ equity (deficit)	7,948	15,041	21,764	(6,997)	(7,609)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward looking statement.

     Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results.

Overview

     We develop, market and support an integrated suite of video-enabled vBusiness applications, all powered by our AvistarVOS software. From the desktop, we deliver TV-quality interactive video calling, content creation and publishing, broadcast origination and distribution, video-on-demand and integrated data sharing. Our video and data collaboration applications are all managed by the AvistarVOS video operating system. Our customers use our system to improve productivity and communication within their enterprise and between enterprises to enhance relationships with customers, suppliers and partners. Using AvistarVOS software and leveraging video, telephony and Internet networking standards, our applications are designed to be scalable, reliable, cost effective, easy to use and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We sell our system directly to enterprises in selected strategic vertical markets and have focused initially on the financial services and manufacturing industries. Our objective is to establish our technology as the standard for networked video.

     We operate in two segments. We engage in the design, development, manufacturing, sale and marketing of networked video communications products, and associated support services and CPI, our wholly-owned subsidiary, engages in the prosecution, maintenance, support and licensing of the intellectual property that we have developed, some of which is used in our products. As of December 31, 2002, CPI had not entered into any such third party licensing agreements.

     In July 2001, our Board of Directors and the board of directors of Avistar Systems, our wholly-owned, approved the merger of Avistar Systems with and into our Company. The merger was completed in July 2001.

     We operate on a 52-week fiscal year ending December 31. Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions (see Note 2 to the Consolidated Financial Statements).

Critical Accounting Policies

     The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	Revenue recognition;

•	Valuation of accounts receivable; and

•	Valuation of inventories.

These critical accounting policies are discussed below.

Revenue

     We derive product revenue principally from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. In addition, we derive revenue from fees for installation, maintenance, support, training services and software development. Product revenue as a percentage of total revenue was 50% for 2002 and 70% for 2001.

     We recognize revenue from product sales when all of the following conditions are met: the product has been shipped, an arrangement exists with the customer at a fixed price and we have the right to invoice the customer, collection of the receivable is probable, and we have fulfilled all of our material contractual obligations to the customer. When we provide installation services, the product and installation revenue is recognized upon completion of installation and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above. The price charged for maintenance and/or support services is stipulated in the customer contract and is based on a percentage of product revenue. Customers have the option to renew the maintenance and/or support services in subsequent periods at the same rate as paid in the initial year. Revenue from maintenance and support is recognized pro-rata over the maintenance and/or support term, which is typically one year in length. Training services are offered independently of the purchase of product. The value of these training services is determined based on the price charged when such services are sold separately and training revenue is recognized upon performance of the service. We recognize service revenue from software development contracts using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price, we have fulfilled all of our material contractual obligations to the customer for a deliverable of the contract, verification of completion of the deliverable has been received, and collection of the receivable is probable. Reimbursements received for out-of-pocket expenses incurred during installation and support services, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

     To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank AG and JP Morgan Chase & Company and their affiliates. For 2002, we recorded revenue of approximately $5.8 million, or 66% of total revenue, from these customers, each of whom generated more than 10% of our total revenue. For 2001, we recorded revenue of approximately $10.5 million, or 65% of total revenue, from Deutsche Bank, JP Morgan Chase and UBS Warburg LLC and their affiliates, each of whom generated more than 10% of our total revenue. We anticipate that our revenue, and therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers. As a result, the loss of or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 49% of total revenue for 2002, 47% for 2001 and 46% for 2000.

Cost of Revenue

     Our cost of revenue consists of the cost of product, services, maintenance and support, and includes compensation for distribution personnel and the cost of third party components, the cost of compensation for installation, maintenance, support, training and engineering personnel and other costs related to facilities and office equipment for professional services, technical support and training personnel. We recognize product costs when the revenue from the sale of such products is recorded, and we recognize costs of installation, maintenance, software development, support and training services as we incur those expenses.

Operating Expenses

     We generally recognize our operating expenses as we incur them in three operational categories: research and development, sales and marketing and general and administrative. Our operating expenses also include amortization of our deferred stock compensation charges related to stock options granted prior to our initial public offering. These charges are amortized on a straight-line basis over the vesting period of the options, generally four years. Our research and development expenses consist primarily of compensation expenses for our personnel, patent and licensing costs. Due to uncertainties about the estimated future economic benefits and lives of our patents and patent applications, all related patent costs are expensed as incurred. Our sales and marketing expenses consist primarily of compensation, commissions, travel expenses and other internal and outside marketing expenses. Our general and administrative expenses consist primarily of compensation for our administrative and financial personnel and a number of non-allocable costs, including insurance, professional fees, legal fees, accounting fees and provision for doubtful accounts receivable balances.

     We allocate the total cost of overhead and facilities to each of the functional areas that use overhead and facilities, based upon the number of employees assigned to each of these areas. These allocated charges include facilities rent, utilities, telecommunications, and depreciation expense for property and equipment.

     Amortization of deferred stock compensation relates to stock options issued to employees and represents the difference between the exercise price of options granted to employees and the grant-date fair value of our common stock. Based on the outstanding options at December 31, 2002, we anticipate recording charges of approximately $135,000 in 2003 to record the remainder of the costs associated with these grants. Future compensation expense may be decreased in a period of forfeiture for any accrued but unvested compensation arising from the termination of an option holder’s services. In addition, we have granted options to acquire shares of common stock to non-employees who have provided consulting services. For 2002, we recognized an expense of approximately $102,000 related to these non-employee options. For 2001, we recognized an expense of approximately $31,000 related to these non-employee options. Pursuant to the provisions of SFAS 123, the fair value of non-employee options issued was determined based on the fair value of the consideration received, where such amount was reliably measurable, or the fair value of the equity instruments issued, in which case, the fair value was estimated as services were provided using the Black-Scholes option pricing model.

Valuation of Accounts Receivable

     Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends and the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts was understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of December 31, 2002, approximately 65% of our accounts receivable balance was concentrated with one customer. As of December 31, 2001, approximately 49% of our accounts receivable were concentrated with two customers, each of whom represented more than 10% of our total accounts receivable.

Valuation of Inventories

     We record a provision for obsolete or excess inventory for models that are no longer manufactured or are at risk of being replaced with new versions of our product. In determining the allowance for obsolete or excess inventory, we look at our forecasted demand versus quantities on hand and commitments. Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, provision for purchase commitments and charges against earnings may be required, which would negatively effect our operating income for such period.

Results of Operations

     The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue

	Year Ended December 31,

	2002	2001	2000

Revenue:
Product	50.3%	70.2%	79.0%
Services, maintenance and support	49.7	29.8	21.0

Total revenue	100.0	100.0	100.0

Cost of revenue:
Product	24.2	30.6	34.0
Services, maintenance and support	26.7	16.6	10.1

Total cost of revenue	50.9	47.2	44.1

	Percentage of Total Revenue

	Year Ended December 31,

	2002	2001	2000

Gross margin	49.1	52.8	55.9

Operating expenses:
Research and development	42.0	32.6	19.3
Sales and marketing	42.4	37.5	26.3
General and administrative	52.2	30.9	20.0
Amortization of deferred stock compensation	4.1	5.5	9.6

Total operating expenses	140.7	106.5	75.1

Loss from operations	(91.6)	(53.7)	(19.2)

Other income (expense):
Interest expense	—	—	(5.5)
Interest income	3.1	4.7	3.0
Other, net	2.6	—	—

Total other income (expense), net	5.6	4.7	(2.5)

Loss before provision for (recovery from) income taxes	(85.9)	(49.0)	(21.7)

Provision for (recovery from) income taxes	0.2	(0.1)	0.1

Net loss	(86.1)%	(48.9)%	(21.8)%

Net loss attributable to common shareholders	(86.1)%	(48.9)%	(198.3)%

COMPARISON OF 2002, 2001 AND 2000

Revenue

     Total revenue decreased by 46% in 2002 to $8.8 million from $16.2 million for 2001. The decrease in total revenue in 2002 relative to 2001 was due to lower product sales. Lower product sales in 2002 were due in large part to the continued slowdown experienced in the economy and in the financial services industry in particular, resulting in constrained budgets and delayed procurement decisions by existing and potential customers. For 2002, two customers accounted for 66% of our total revenue. For 2001, three customers accounted for 65% of our total revenue. The level of sales to any customer may vary from quarter to quarter and year to year. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period. The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

     Total revenue decreased by 24% in 2001 to $16.2 million from $21.4 million for 2000. The decrease in total revenue in 2001 relative to 2000 was due primarily to lower product sales and the general slowdown experienced in the economy.

Cost of Revenue

     Cost of revenue declined by 41% in 2002 to $4.5 million from $7.6 million for 2001. The decrease in cost of revenue in 2002 relative to 2001 was primarily due to the reduction in direct product costs caused by the reduction in product volume.

     Cost of revenue declined by 19% in 2001 to $7.6 million from $9.5 million for 2000. The decrease in cost of revenue in 2001 relative to 2000 was primarily due to a reduction in product revenue, partially offset by increased costs associated with service revenue.

Gross Margin

     Gross margin as a percentage of revenue decreased in 2002 to 49% from 53% for 2001. The decrease in gross margin as a percentage of revenue for 2002 relative to 2001 was due in large part to the reduced product revenue, which resulted in less coverage of the fixed component of the cost of product sales.

     Gross margin as a percentage of revenue decreased in 2001 to 53% from 56% for 2000. The decrease in gross margin as a percentage of revenue for 2001 relative to 2000 was due to higher service revenue as a percentage of total revenue for 2001, which generally carry a lower margin than product revenue, as well as the lower overall revenue base, which provided less coverage of the fixed components of the cost of sales.

Operating Expenses

     Research and development. Research and development expenses decreased by 30% in 2002 to $3.7 million from $5.3 million for 2001. The decrease in research and development expenses in 2002 relative to 2001 was primarily due to the reduction in personnel and personnel related expense as a result of a 10% reduction in staffing and a reduction in outside service costs. Research and development expenses increased by 28% in 2001 to $5.3 million from $4.1 million for 2000. The increase in research and development expenses in 2001 relative to 2000 was primarily due to the hiring of research and development personnel in the first half of 2001 and increases in personnel related expenses, reflecting increased costs for new product development and enhancements to existing products.

     Sales and marketing. Sales and marketing expenses decreased by 39% in 2002 to $3.7 million from $6.1 million for 2001. The decrease in sales and marketing expenses in 2002 relative to 2001 was due to decreased personnel and personnel related costs as a result of a 10% reduction in staffing levels, decreased commission expense due to lower product sales, reductions in marketing program expenditures and reductions in outside service costs. Sales and marketing expenses increased by 8% in 2001 to $6.1 million from $5.6 million for 2000. The increase in sales and marketing expenses in 2001 relative to 2000 was due to increased personnel and personnel related costs caused by the hiring of additional sales and marketing staff in the first half of 2001 and higher marketing program costs and related expenses, offset by a decrease in commission expenses in 2001.

     General and administrative. General and administrative expenses decreased by 8% in 2002 to $4.6 million from $5.0 million for 2001. The decrease in general and administrative expenses in 2002 relative to 2001 was a result of decreased personnel and external labor costs, offset by increased outside professional services expenses. General and administrative expenses increased by 17% in 2001 to $5.0 million from $4.3 million for 2000. The increase in general and administrative expenses in 2001 relative to 2000 was a result of increased outside professional services expenses and other expenses required of a public company.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased by 60% in 2002 to $0.4 million from $0.9 million for 2001. The decrease in amortization of deferred stock compensation in 2002 relative to 2001 was due to the cumulative effect of the completion of option amortization, as well as forfeitures of stock options by employees no longer with our company. Amortization of deferred stock compensation decreased by 56% in 2001 to $0.9 million from $2.0 million for 2000. The decrease in amortization of deferred stock compensation in 2001 relative to 2000 was due to the achievement of full vesting for a number of option grants.

     Other income (expense), net. Other income, net decreased by 34% in 2002 to $0.5 million from $0.8 million for 2001. The decrease in other income (expense), net in 2002 relative to 2001 was due to a declining balance of cash, cash equivalents and short-term investments with lower rates of return on cash, cash equivalents and short-term investments, partially offset by $0.2 million in net grant proceeds received in 2002 from the New York disaster relief program associated with the events of September 11, 2001. Other income (expense), net changed from a net expense of $0.5 million for 2000 to a net income of $0.8 million for 2001. The change in other income (expense), net in 2001 relative to the prior year was due to lower interest expenses in 2001 due to the retirement of debt and higher interest income in 2001 due to an increased balance of cash and cash equivalents, and short-term investments.

Liquidity and Capital Resources

     We have funded our operations since inception primarily from product and services revenue, the net proceeds of $31.3 million from our August 2000 initial public offering of common stock, lines of credit with related parties and financial institutions, and, to a lesser extent, the proceeds of approximately $6.4 million from the sale of Series B preferred stock in December 1999.

     We had cash and cash equivalents of $4.8 million as of December 31, 2002 and $7.5 million as of December 31, 2001. For 2002, we had a net cash outflow of $2.7 million resulting primarily from net cash used in operations of $5.9 million, which was offset by proceeds from net sales of short-term investments of $3.4 million. The net cash used in operations primarily reflected a net loss of $7.6 million, a decrease in accrued liabilities and other of $1.3 million and a decrease in deferred revenue and customer deposits of $0.2 million, but was partially offset by a decrease in accounts receivable of $2.0 million, a decrease in prepaid expenses and other current assets of $0.5 million and non-cash stock compensation expense of $0.4 million. The cash outflows associated with the net loss, reduced accrued liabilities and reduced accounts receivable reflect the smaller scale of our business in 2002 relative to 2001.

     For 2001, we had a net cash outflow of $14.2 million resulting primarily from net cash used in operations of $8.0 million, net purchases of short-term investments of $5.8 million and purchases of property and equipment of $0.8 million. The net cash used in operations primarily reflected a net loss of $7.9 million, a decrease in accounts payable of $1.4 million and a decrease in deferred revenue and customer deposits of $0.9 million, but was partially offset by non-cash stock compensation expense of $0.9 million, a decrease in accounts receivable of $0.9 million and a decrease in inventories of $1.1 million. The cash outflows associated with the net loss, reduced inventories and reduced accounts receivable reflect the smaller scale of our business in 2001 relative to 2000.

     For 2000, we had a net cash inflow of $15.4 million that resulted primarily from net cash provided by financing activities of $17.7 million, partially offset by net cash used in operations of $2.2 million. The net cash provided by financing activities of $17.7 million included proceeds from our initial public offering of common stock totaling $31.3 million, net of fees and expenses, but was offset by payment on our line of credit of $2.0 million and notes payable to related parties of $12.6 million. The net cash used in operations of $2.2 million included a net loss of $4.7 million, an increase in accounts receivable of $1.7 million and an increase in inventories of $0.6 million, but was partially offset by the non-cash amortization of stock compensation expense of $2.0 million, an increase in accounts payable of $0.8 million, an increase in deferred revenue of $0.8 million and an increase in accrued liabilities and other of $1.1 million.

     Expenditures for property and equipment for 2002 were approximately $0.1 million. At December 31, 2002, we did not have any material commitments for future capital expenditures. We anticipate spending approximately $0.4 million in capital expenditures in the next 12 months.

     Under a line of credit we obtained prior to 1999, we had $2.0 million outstanding at December 31, 1999. We incurred a total of $82,000 in interest expense on this line of credit during 2000, at an average interest rate of 15%. This line of credit was retired using a portion of the proceeds from a $4.0 million one-year line of credit we obtained from a financial institution in June 2000. This replacement line of credit was subsequently repaid and retired in December 2000 with a portion of our proceeds from our August 2000 initial public offering. No interest expense was incurred during 2002. We had no outstanding borrowings at December 31, 2002 from our previous lines of credit.

     On February 27, 2002, we entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million as a revolving line of credit and $0.5 million as an equipment term loan. The first $1.0 million of the revolving line was available on a non-formula basis and the remainder was limited to 80% of our eligible accounts receivable. As collateral under this Loan and Security Agreement, we granted a first priority interest in all our assets, excluding intellectual property. The revolving line of credit and the equipment term loan required certain covenants to be met. On December 15, 2002, we entered into an amendment to the Loan and Security Agreement to increase the maximum funds available there under to $6.0 million and extend the term of the agreement. The amended Loan and Security Agreement, as further amended in March 2003, has an expiration date of February 27, 2004. The agreement, as amended, retains a first priority security interest in all our assets, excluding intellectual property. Gerald Burnett, our Chairman and Chief Executive Officer has provided a collateralized guarantee, assuring payment of our obligations under the agreement and as a consequence, a number of restrictive covenants from the original Loan and Security agreement have been deleted in the amendment, allowing us greater access to the full amount of the facility. In addition, Gerald Burnett has provided to us a commitment to provide funds up to $6.0 million (inclusive of any funds drawn by us and subject to his collateralized guarantee of our obligation to the Bank) through February 27, 2004 in the event that the amended Loan and Security Agreement is not sufficiently available to us for any reason. As of December 31, 2002 we did not have any outstanding borrowings under this line of credit and we were eligible to borrow up to $6.0 million.

     We intend to continue to invest in the development of new products and enhancements to our existing products. We currently believe that existing cash and cash equivalents balances, short-term investments and available borrowings under the Loan and Security Agreement, as amended, and the commitment from our CEO will provide us with sufficient funds to finance our operations for the next 12 months. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of revenue, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights including, without limitation, the costs and result of CPI’s litigation with Polycom and other factors, all of which may impact our ability to achieve and maintain profitability.

     We expect that we will need to arrange for the availability of additional funding upon the expiration of the Loan and Security Agreement, either through the execution of an extension of the Loan and Security Agreement or through other means, in order to meet our future business requirements for the following 12 months. We may be required to raise additional funds and additional financing may not be available on favorable terms, or at all. If we are unable to obtain additional funding on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, results of operations and ability to continue operations. There can be no assurance that such funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock, and debt financing, if available, may involve significant fees, interest payment obligations and restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products.

Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. SFAS 146 only applies to termination benefits offered for a specific termination event or a specified period. SFAS 146 will not affect accounting for the costs to terminate a capital lease. We are required to adopt this statement for exit or disposal activities initiated after December 31, 2002. We do not expect the of SFAS 146 adoption to have a significant impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, “Summary of Statement 148 Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement 123.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We do not expect the adoption of SFAS 148, effective for our fiscal year ending December 31, 2002, to have a significant impact on our financial position or results of operations.

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

     We incurred net losses of $7.6 million for 2002, $7.9 million for 2001, and $4.7 million for 2000. As of December 31, 2002, our accumulated deficit was $72.1 million. Our revenue may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business in the future. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers. If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable. If we fail to achieve our plan of generating positive cash flow from operations over the next 12 months, we may be required to raise additional funds, and additional financing may not be available on favorable terms, if at all. Although our Chairman and Chief Executive Officer has guaranteed our Loan and Security Agreement, we cannot be certain that he will continue to do so.

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

     Economic growth in the United States has slowed to the point where industries are delaying or reducing technology purchases. These conditions have negatively affected our business in 2002 and 2001, and will in the future if these conditions persist. If our customers and potential customers continue to delay ordering our products, we will fall short of our revenue expectations for 2003 and beyond. The outlook for the video communications industry is uncertain and it is very difficult to predict how long the current slowdown will last. Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had and could continue to have a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

     We have filed a complaint alleging patent infringement against Polycom, Inc. The prosecution of this lawsuit could require us to expend significant financial and managerial resources and may have a material negative impact on our business. If we do not prevail, we may be required to pay monetary damages.

     On September 23, 2002, CPI, our wholly-owned subsidiary, commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by our wholly-owned subsidiary, CPI. The suit was filed in the United States District Court for the Northern District of California. The four patents involved are U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547 and 6,343,314. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. Polycom responded to CPI’s claims on November 14, 2002, at which time it both answered the complaint and asserted counterclaims against CPI for non-infringement, invalidity and unenforceability. On January 31, 2003 Polycom filed a motion with the court requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. A hearing was held on March 7, 2003, at which time the judge granted Polycom’s motion to amend its counterclaims. A trial date for CPI’s claims against Polycom and Polycom’s proposed counterclaims has not yet been set. The prosecution of this lawsuit and the defense of the proposed Polycom counterclaim may require us to expend significant financial and managerial resources and therefore may have a material negative impact on our business. The duration and ultimate outcome of this litigation are uncertain. In addition, an adverse judgment, if entered against CPI or Avistar, could require CPI or Avistar to pay substantial compensation and/or damages to Polycom, which could harm our business, financial position and results of operations and cause our stock price to decline substantially. It should be noted that Avistar’s agreement with a third-party supplier (whose products are implicated by Polycom’s claims of alleged patent infringement), provides for indemnification to Avistar by that third party. Nevertheless, litigation such as this suit can take years to resolve and can be expensive to prosecute. Regardless of the outcome, the prosecution of our claims in this lawsuit may require us to obtain additional financing.

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available, could cause our business to suffer.

     Our future liquidity and working capital requirements will depend upon numerous factors, including:

•	general economic conditions and conditions in the financial services industry in particular;

•	the level and timing of our revenue;

•	the costs and timing of product development efforts and the success of these development efforts;

•	the costs and timing of sales and marketing activities;

•	the extent to which our existing and new products gain market acceptance;

•	competing technological and market developments;

•	the costs involved in maintaining and enforcing patent claims and other IP rights, including the costs associated with CPI’s litigation with Polycom; and

•	available borrowings under line of credit arrangements and other factors.

     Although we have renewed our Loan and Security Agreement, which provides a credit line of $6.0 million with Comerica Bank – California, we may need to arrange for the availability of additional funding in order to meet our future business requirements. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements, or finance our litigation with Polycom, which could seriously harm our business, financial condition, results of operations and ability to continue operations. There can be no assurance that such funding will be available on terms attractive to us, or at all. Our Chairman and Chief Executive Officer has personally guaranteed the Loan and Security Agreement. We cannot be sure that he will be willing to continue to guarantee our borrowings based on the available terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products.

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

     Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its usefulness and value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Revenue generated from follow-on orders accounted for approximately 95% of our revenue in 2002 and 91% in 2001. Current economic conditions have led to decreases in our clients’ capital spending, and we have experienced a decrease in the size and number of follow-on orders. Our future financial performance depends on successful initial installations of our system and successful generation of follow-on orders as the Avistar network expands within a customer organization. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

     Because we depend on a few customers for a majority of our revenue, the loss of one or more of them could cause a significant decrease in our revenue.

     We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank and JP Morgan Chase and their affiliates. Collectively, these customers accounted for 66% of our revenue for 2002. This contribution reflects the acquisition by Deutsche Bank of other financial services firms that were previously Avistar customers, as well as the purchase of Avistar technology by Deutsche Bank for new accounts as part of Deutsche Bank’s client connectivity program. For 2001, Deutsche Bank, JP Morgan Chase and UBS Warburg LLC and their affiliates accounted for 65% of our revenue. We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue. As of December 31, 2002, approximately 65% of our accounts receivable were concentrated with one customer. As of December 31, 2001, approximately 49% of our accounts receivable were concentrated with two customers, each of whom represented more than 10% of our total accounts receivable balance.

     The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could cause our revenue to decline and our losses to increase. Because we currently depend on a limited number of customers with lengthy budgeting cycles and unpredictable buying patterns, our revenue from quarter to quarter or year to year may be volatile. Adverse changes in our revenue or operating results as a result of these budgeting cycles or any other reduction in capital expenditures by our large customers could substantially reduce the trading price of our common stock.

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

     We recognize revenue upon the installation of our system in those cases where we are responsible for installation, which often entails working with sophisticated software and computing and communications systems. If we experience difficulties with installation or do not meet deadlines due to delays caused by our customers or ourselves, we could be required to devote more customer support, technical and other resources to a particular installation. If we encounter delays in installing our products for new or existing customers or installation requires significant amounts of our professional services support, our revenue recognition could be delayed, our costs could increase and our margins could suffer.

     Competition could reduce our market share and decrease our revenue.

Currently, our competition comes from many other kinds of companies, including communication equipment, integrated solution, broadcast video and stand-alone point solution providers. Within the video-enabled network communications market, we compete primarily against Polycom, Tandberg Inc. and VCON Telecommunications Ltd. We believe we may face increasing competition in the future from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Inc., Hewlett-Packard Company, Microsoft Corporation, RealNetworks, Inc. and WebEx Communications, Inc., that enable web-based or network-based video communications with low-cost digital camera systems. The market in which we operate is highly competitive. In addition, because our industry is relatively new and one which is characterized by rapid technological change, evolving user needs, developing industry standards and protocols and the frequent introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market.

     We expect competition to increase in the future from existing competitors and from new market entrants with products that may be less expensive than ours or that may provide better performance or additional features not currently provided by our products. Many of our current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements.

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

     We regard our system as open but proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as licensing, non-disclosure and other agreements with our consultants, suppliers, customers and employees. However, these laws and agreements provide only limited protection of our proprietary rights. In addition, we may not have signed agreements in every case and the contractual provisions that are in place and the protection they produce may not provide us with adequate protection in all circumstances. Although CPI holds patents and has filed patent applications covering some of the inventions embodied in our systems, our means of protecting our proprietary rights may not be adequate. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization and without our detection. In the event that we believe a third party is infringing our intellectual property rights, an infringement claim brought by us could, regardless of the outcome, result in substantial cost to us, divert our management’s attention and resources, be time consuming to prosecute and result in unpredictable damage awards. A third party may also develop similar technology independently, without infringing upon our patents and copyrights. In addition, the laws of some countries in which we sell our system may not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our system could harm our business, financial condition or results of operations.

     Infringement claims could require us to expend significant financial and managerial resources.

     A third party could claim that our technology infringes upon its proprietary rights. As the number of software systems in our target market increases and the functionality of these systems overlap, we believe that the number of infringement suits filed by software developers may increase. In the existing lawsuit in which CPI is claiming that Polycom infringes four CPI patents, Polycom has filed a motion with the court requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. A hearing was held on March 7, 2003, at which time the judge granted Polycom’s motion to amend its counterclaims. A trial date for CPI’s claims against Polycom and Polycom’s proposed counterclaims has not yet been set. It should be noted that Avistar’s agreement with a third-party supplier (whose products are implicated by Polycom’s claims of alleged patent infringement), provides for indemnification to Avistar by that third party. Nevertheless, defending against any infringement claims, even those that are not meritorious, could result in the expenditure of significant financial and managerial resources, could take years to resolve and may require us to obtain additional financing. In addition, if we are found liable for infringement, it could require CPI or Avistar to pay substantial compensation and/or damages to Polycom and we may not be able to continue offering that portion of our system that is found to be infringing. Redesigning our system components to avoid alleged or actual infringement could result in the expenditure of significant and managerial resources and diminish the value of our system, which could harm our business, financial position and results of operations and cause our stock price to decline substantially.

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

     Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and certain contract claims. Our license agreements also typically limit a customer’s entire remedy to either a refund of the price paid or modification of our system to satisfy our warranty. However, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. Although we maintain product liability insurance coverage, we cannot assure you that such coverage will be adequate. A product liability, warranty or other claim could harm our business, financial condition and/or results of operations. Performance interruptions at a customer’s site could negatively affect the demand for our system or give rise to claims against us.

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

     We depend on outside contract manufacturers to produce components of our systems. Most of our compression and decompression product, or gateway product, is currently supplied by a single source, Tandberg, Inc. In addition, we depend on various third party suppliers for the cameras, microphones, speakers and monitors that we install at desktops and in conference rooms as a part of each video communications network system. Two of these contract manufacturers, SAE Materials Inc. and Pacific Corporation, are single source suppliers for key components of our products. Another supplier, Equator Technologies Inc., is our only current source of a component to be used in products recently introduced to the marketplace. Our reliance on these third parties involves a number of risks, including:

•	the possible unavailability of critical services and components on a timely basis, on commercially reasonable terms or at all;

•	if the components necessary for our system were to become unavailable, the need to qualify new or alternative components for our use or reconfigure our system and manufacturing process could be lengthy and expensive;

•	the likelihood that, if particular components were not available, we would suffer an interruption in the manufacture and shipment of our systems until these components or alternatives become available;

•	reduced control by us over the quality and cost of our system and over our ability to respond to unanticipated changes and increases in customer orders, and conversely, price changes from suppliers if committed volumes are not met; and

•	the possible unavailability of, or interruption in, access to some technologies due to infringement claims, production/supply issues or other hindrances.

     If these manufacturers or suppliers cease to provide us with the assistance or the components necessary for the operation of our business, we may not be able to identify alternate sources in a timely fashion. Any transition to alternate manufacturers or suppliers would likely result in operational problems and increased expenses and could cause delays in the shipment of or otherwise limit our ability to provide our products. In the case of the gateway component, we believe a delay could be several months or more. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms, or at all. Any disruption in product flow may limit our revenue, delay our product development, seriously harm our competitive position and/or result in additional costs or cancellation of orders by our customers.

     If we are unable to expand our direct sales force and/or add distribution channels, our business will suffer.

     To increase our revenue, we must increase the size of our direct sales force and add indirect distribution channels, such as systems integrators, product partners and/or value-added resellers, or effect sales through our customers. If we are unable to maintain or increase our direct sales force or add indirect distribution channels due to our own cost constraints, limited availability of qualified personnel or other reasons, our future revenue growth may be limited and our future operating results may suffer. There is intense pressure to contain our sales and marketing costs in response to continued weakness in demand for our products. We cannot assure you that we will be successful in attracting, integrating, motivating and retaining sales personnel. Furthermore, it can take several months before a new hire becomes a productive member of our sales force. The loss of existing direct and/or indirect salespeople, or the failure of new salespeople and/or indirect sales partners to develop the necessary skills in a timely manner, could reduce our revenue growth.

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

     Our international operations expose us to potential tariffs and other trade barriers, unexpected changes in foreign regulatory requirements and laws and economic and political instability, as well as other risks that could adversely affect our results of operations.

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 49% of total revenue for 2002 and 47% for 2001. Some of the risks we may encounter in conducting international business activities include the following:

•	tariffs and other trade barriers;

•	unexpected changes in foreign regulatory requirements and laws;

•	economic and political instability;

•	increased risk of infringement claims;

•	restrictions on the repatriation of funds;

•	potentially adverse tax consequences;

•	timing, cost and potential difficulty of adapting our system to the local language standards in those foreign countries that do not use the English language;

•	fluctuations in foreign currencies; and

•	limitations in communications infrastructures in some foreign countries.

     International political instability may increase our cost of doing business and disrupt our business.

     Increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures and/or sustained military action may halt or hinder our ability to do business, may increase our costs and may adversely affect our stock price. This increased instability has had and may continue to have negative effects on financial markets, including significant price and volume fluctuations in securities markets. If this international political instability continues or escalates, our business and results of operations could be harmed and the market price of our common stock could decline.

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

     Until October 30, 2002, our common stock was listed on the NASDAQ National Market. Continued listing on the NASDAQ National Market requires that the minimum closing bid price of our common stock not fall below $1.00 for 30 consecutive trading days. On July 24, 2002, we received notification from the NASDAQ Stock Market that we were out of compliance with the minimum closing bid price requirement of $1.00 per share set forth in Marketplace Rule 4450(a)(5). Therefore, our common stock became subject to delisting from trading on the NASDAQ National Market on or about October 22, 2002 when the minimum closing bid price of our common stock did not equal or exceed $1.00 for a minimum of ten consecutive trading days.

     On October 8, 2002, we applied for trading of our common stock on The NASDAQ SmallCap Market. NASDAQ approved this application and our common stock was transferred to The NASDAQ SmallCap Market on October 30, 2002 despite the fact that the closing bid price of our common stock was below the minimum closing bid price requirement of The NASDAQ SmallCap Market on that date. NASDAQ allows companies that meet the listing requirements of the NASDAQ SmallCap Market (other than the minimum closing bid price) an initial grace period of 180 days to regain compliance by posting a minimum closing bid price of $1.00 for at least ten consecutive trading days. With the acceptance of our application to switch to The NASDAQ SmallCap Market, our 90-day grace period to achieve the minimum bid requirements, which commenced July 24, 2002, was extended to 180 days, or through January 21, 2003. On January 22, 2003, we were notified by NASDAQ that we had been extended an additional 180-day grace period to meet the $1.00 minimum closing bid price requirement, or until July 19, 2003. The closing bid price of our common stock remained above

$1.00 for at least ten consecutive trading days in February 2003. NASDAQ has advised us that we have met the minimum closing bid price requirement for continued listing on The NASDAQ SmallCap Market as of February 28, 2003. However, there can be no assurance that we will continue to meet all requirements for continued listing on The NASDAQ SmallCap Market, including the minimum bid price requirement, the requirement for a minimum stockholder’s equity of $2.5 million or the other continued listing standards of such market.

     If we are unable to continue to list our common stock for trading on The NASDAQ SmallCap Market, there may be adverse impact on the market price and liquidity of our common stock, and our stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. Delisting of our common stock from The NASDAQ SmallCap Market could also materially adversely affect our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel. In addition, if we were unable to list our common stock for trading on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

     Our common stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, that may prevent our stockholders from reselling our common stock at a profit.

     The trading price of our common stock has in the past been and could in the future be subject to significant fluctuations in response to:

•	quarterly variations in our results of operations;

•	announcements regarding our product developments;

•	announcements of technological innovations or new products by us, our customers or competitors;

•	announcements of competitive product introductions by our competitors or our customers;

•	sales or the perception in the market of possible sales of a large number of shares of our common stock by our directors, officers, employees or principal stockholders; and

•	developments or disputes concerning patents or proprietary rights, including our litigation with Polycom, or other events.

     If our revenue and results of operations are below the expectations of public market securities analysts or investors, then significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and which often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock.

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

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 78% of our common stock as of December 31, 2002. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause the market price of our common stock to decline.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 49% of total revenue for the year ended December 31, 2002 and 47% for the year ended December 31, 2001. As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

     Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. We expect that our interest income will be negatively affected by declines in short-term interest rates.

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

     The following table provides information about our investment portfolio. For investment securities, the table presents cash and cash equivalents and short-term investments and related weighted average interest rates by category at December 31, 2002.

		Weighted Average
	Amounts	Interest Rate

	(in thousands)
Description
Cash, cash equivalents and short-term investments:
Cash	$2,057	—
Commercial paper	1,425	1.35%
Market preferreds	1,300	1.54%
Other cash equivalents	1	1.34%
Short-term investments	2,402	4.62%

Fair Value at December 31, 2002	$7,185

Item 8. Financial Statements and Supplementary Data

     Our consolidated financial statements and the independent auditors’ report appear on pages F-1 through F-20 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On May 3, 2002, we dismissed Arthur Andersen LLP as our independent public accountants, and on such date also selected KPMG LLP to replace Arthur Andersen in this role. This change in our independent accountants was the subject of our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item concerning our directors is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement related to the 2003 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business — Management” and certain other information required by this item is incorporated by reference from the section captioned “Principal Stockholders” contained in the Proxy Statement.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference to the section captioned “Executive Compensation and Other Matters” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the sections captioned “Principal Stockholders” and “Record Date and Principal Share Ownership” and the table captioned “Equity Compensation Plan Information” contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in the Proxy Statement.

Item 14. Controls and Procedures

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that Avistar’s disclosure controls and procedures are effective. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objective. Our management was required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1)Financial Statements

     The following financial statements are incorporated by reference in Item 8 of this Report:

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-6
Notes to the Financial Statements	F-7

     (a)(2) Financial Statement Schedules

     Schedule II — Valuation and Qualifying Accounts and Reserves (see page S-1)

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     (a)(3) Exhibits

3.2(1)	Restated Certificate of Incorporation

3.3(2)	Bylaws of Avistar Communications Corporation

4.1(1)	Specimen Certificate evidencing shares of Common Stock

4.2(1)	Avistar Systems Corporation Registration and Information Rights Agreement dated December 9, 1999

10.1(1)	Avistar Communications Corporation 1997 Stock Option Plan, as amended

10.1.1(1)	Avistar Systems Corporation 1997 Stock Option Plan Stock Option Agreement

10.2(1)	Avistar Communications Corporation 2000 Stock Option Plan

10.3(3)	Avistar Communications Corporation 2000 Director Option Plan, as amended

10.4(1)	Avistar Communications Corporation Director Option Agreement

10.5(4)	Avistar Communications Corporation 2000 Employee Stock Purchase Program, as amended

10.6(1)	Form of Avistar Communications Corporation Indemnification Agreement

10.7(1)	Master lease for the premises located at 555 Twin Dolphin Drive, Suite 360, Redwood City, California, between Spieker Properties, L.P. and Entex Information Services, Inc., dated August 10, 1998

10.8(1)	Sublease by and between Entex Information Services, Inc. and Avistar Systems Corporation, dated July 23, 1999

10.9(5)†	Preferred Supplier Agreement dated June 24, 1997 by and between Avistar and Tandberg, Inc., including modifications Nos. 1, 2, 3 and 4

10.9.1(1)†	Modification No. 5 to the Preferred Supplier Agreement referenced in Exhibit 10.8, dated June 27, 2000

10.9.2(2)†	Modification No. 6 to the Preferred Supplier Agreement referenced in Exhibit 10.8, dated November 27, 2000

10.10(6)	Settlement Agreement and Release between the Registrant and R. Stephen Heinrichs dated April 26, 2001

10.11	Master Loan and Security Agreement between the Registrant and Comerica Bank – California dated February 27, 2002

10.11.1†	First Amendment dated December 17, 2002 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California

10.11.2†	Unconditional Guaranty of the Gerald J. Burnett and Marjorie J. Burnett Revocable Trust dated December 17, 2002

10.11.3†	Unconditional Guaranty of Gerald J. Burnett dated December 17, 2002

10.11.4	Second Amendment dated March 10, 2003 to Master Loan and Security Agreement between the Registrant and Comerica Bank — California

10.11.5	Guaranty of Gerald J. Burnett dated March 10, 2003

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP

24.1	Power of Attorney (see page 42)

99.1	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002 filed with the Securities and Exchange Commission on April 30, 2002.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 27, 2001.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 16, 2000.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 21, 2002.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.

     (b)  Reports on Form 8-K. On October 29, 2002, the Company filed a Current Report on Form 8-K reporting that its application for transfer of its common stock from The NASDAQ National Market to The NASDAQ SmallCap Market had been approved by NASDAQ and that the transfer of its common stock to The NASDAQ SmallCap Market would be effective at the start of trading on October 30, 2002.

     (c)  Exhibits. See Item 14(a)(3) above.

     (d)  Financial Statement Schedules. See Item 14(a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10K to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ GERALD J. BURNETT

Gerald J. Burnett
Chief Executive
Officer and Chairman

Date: March 25, 2003

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerald J. Burnett and Robert J. Habig, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments (including post- effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GERALD J. BURNETT Gerald J. Burnett	Chief Executive Officer and Chairman (Principal Executive Officer)	March 25, 2003

/s/ Robert J. Habig Robert J. Habig	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2003

/s/ William L. Campbell William L. Campbell	Executive Vice President and Director	March 25, 2003

/s/ R. Stephen Heinrichs R. Stephen Heinrichs	Director	March 25, 2003

/s/ Robert P. Latta Robert P. Latta	Director	March 25, 2003

/s/ Robert M. Metcalfe Robert M. Metcalfe	Director	March 25, 2003

/s/ David M. Solo David M. Solo	Director	March 25, 2003

Section 302 Certification for Reports on Form 10-K

     I, Gerald J. Burnett, certify that:

1.          I have reviewed this annual report on Form 10-K of Avistar Communications Corporation;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Gerald J. Burnett

Gerald J. Burnett
Chief Executive Officer

Section 302 Certification for Reports on Form 10-K

     I, Robert J. Habig, certify that:

1.          I have reviewed this annual report on Form 10-K of Avistar Communications Corporation;

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Robert J. Habig

Robert J. Habig
Chief Financial Officer

Independent Auditors’ Report

The Board of Directors and Stockholders
Avistar Communications Corporation:

     We have audited the accompanying consolidated balance sheet of Avistar Communications Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The 2001 and 2000 financial statements and financial statement schedule of Avistar Communications Corporation were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated January 23, 2002 (except with respect to a certain matter as to which the date is February 27, 2002).

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements as of and for the year ended December 31, 2002 referred to above present fairly, in all material respects, the financial position of Avistar Communications Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California
January 17, 2003, except as to
Note 3, which is as of
March 10, 2003

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of December 31, 2002 and 2001
(in thousands, except share and per share data)

	December 31,
	2002	2001

Assets:
Current assets:
Cash and cash equivalents	$4,783	$7,455
Short-term investments	2,402	5,831
Accounts receivable, net of allowance for doubtful accounts of $69 and $232 at December 31, 2002 and 2001, respectively	740	2,760
Inventories, including inventory shipped to customers sites, not yet installed of $71 and $262 at December 31, 2002 and 2001, respectively	1,148	1,096
Prepaid expenses and other current assets	629	1,121

Total current assets	9,702	18,263
Property and equipment, net	378	599
Other assets	320	403

Total assets	$10,400	$19,265

Liabilities and Stockholders’ Equity:
Current liabilities:
Bank overdraft	$—	$149
Accounts payable	558	633
Deferred revenue and customer deposits	996	1,205
Accrued liabilities and other	898	2,237

Total current liabilities	2,452	4,224

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized at December 31, 2002 and 2001; 26,465,058 and 26,362,603 shares issued at December 31, 2002 and 2001, respectively	26	26
Less: treasury common stock, 1,179,625 and 1,166,125 shares at December 31, 2002 and 2001, respectively, at cost	(51)	(40)
Additional paid-in-capital	80,254	80,039
Deferred stock compensation	(135)	(493)
Other comprehensive income	2	79
Accumulated deficit	(72,148)	(64,570)

Total stockholders’ equity	7,948	15,041

Total liabilities and stockholders’ equity	$10,400	$19,265

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2002, 2001 and 2000
(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000

Revenue:
Product	$4,430	$11,366	$16,925
Services, maintenance and support	4,369	4,830	4,489

Total revenue	8,799	16,196	21,414

Cost of revenue:
Product	2,129	4,961	7,287
Services, maintenance and support	2,348	2,683	2,167

Total cost of revenue	4,477	7,644	9,454

Gross margin	4,322	8,552	11,960

Operating Expenses:
Research and development	3,699	5,280	4,123
Sales and marketing	3,728	6,066	5,627
General and administrative	4,593	5,002	4,283
Amortization of deferred stock compensation *	358	898	2,049

Total operating expenses	12,378	17,246	16,082

Loss from operations	(8,056)	(8,694)	(4,122)

Other income (expense)
Interest expense	—	(2)	(1,184)
Interest income	269	758	650
Other income, net	227	—	—

Total other income (expense), net	496	756	(534)

Loss before provision for (recovery from) income taxes	(7,560)	(7,938)	(4,656)

Provision for (recovery from) income taxes	18	(19)	15

Net loss	(7,578)	(7,919)	(4,671)

Beneficial conversion related to convertible preferred stock	$—	$—	$(37,783)

Net loss attributable to common stockholders	$(7,578)	$(7,919)	$(42,454)

Net loss per share - basic and diluted	$(0.30)	$(0.31)	$(4.46)

Weighted average shares used in calculating basic and diluted net loss per share	25,260	25,168	9,510

* Amortization of deferred stock compensation excluded from the following expenses:
Cost of revenue	$41	$120	$263
Research and development	32	101	223
Sales and marketing	278	657	1,516
General and administrative	7	20	47

	$358	$898	$2,049

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the years ended December 31, 2002, 2001 and 2000
(in thousands, except share amounts)

	Convertible
	Preferred Stock		Common Stock		Treasury Stock
	shares	amount	shares	amount	shares	amount

Balance at December 31, 1999	17,067,369	$17	2,818,950	$3	1,139,625	$(40)
Issuance of common stock pursuant to initial public offering (net of related offering costs)	—	—	3,000,000	3	—	—
Issuance of common stock to employees pursuant to exercise of options	—	—	232,093	—	—	—
Conversion of preferred stock to common stock	(17,067,369)	(17)	17,067,369	17	—	—
Beneficial conversion related to convertible preferred stock	—	—	3,148,578	3	—	—
Repurchase of common stock upon employee terminations	—	—	—	—	4,000	—
Deferred stock compensation	—	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2000	—	—	26,266,990	26	1,143,625	(40)
Purchase of common stock pursuant to stock repurchase program	—	—	—	—	22,500	—
Issuance of common stock to employees pursuant to employee stock purchase plan	—	—	63,776	—	—	—
Issuance of common stock to employees pursuant to exercise of options	—	—	31,837	—	—	—
Amortization of deferred stock compensation, net of forfeitures	—	—	—	—	—	—
Non-employee stock-based compensation	—	—	—	—	—	—
Unrealized gain on short-term investments	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2001	—	—	26,362,603	26	1,166,125	(40)
Purchase of common stock pursuant to stock repurchase program	—	—	—	—	13,500	(11)
Issuance of common stock to employees pursuant to employee stock purchase plan	—	—	98,305	—	—	—
Issuance of common stock to employees pursuant to exercise of options	—	—	4,150	—	—	—
Amortization of deferred stock compensation, net of forfeitures	—	—	—	—	—	—
Non-employee stock-based compensation	—	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2002	—	$—	26,465,058	$26	1,179,625	$(51)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional	Deferred	Other		Total
	Paid-In	Stock	Comprehensive	Accumulate	Stockholders’
	Capital	Compensation	Income	Deficit	Equity (Deficit)

Balance at December 31, 1999	$9,304	$(2,084)	$—	$(14,197)	$(6,997)
Issuance of common stock pursuant to initial public offering (net of related offering costs)	31,296	—	—	—	31,299
Issuance of common stock to employees pursuant to exercise of options	84	—	—	—	84
Conversion of preferred stock to common stock	—	—	—	—	—
Beneficial conversion related to convertible preferred stock	37,780	—	—	(37,783)	—
Repurchase of common stock upon employee terminations	—	—	—	—	—
Deferred stock compensation	1,720	(1,720)	—	—	—
Amortization of deferred stock compensation	—	2,049	—	—	2,049
Net loss	—	—	—	(4,671)	(4,671)

Balance at December 31, 2000	80,184	(1,755)	—	(56,651)	21,764
Purchase of common stock pursuant to stock repurchase program	(34)	—	—	—	(34)
Issuance of common stock to employees pursuant to employee stock purchase plan	201	—	—	—	201
Issuance of common stock to employees pursuant to exercise of options	21	—	—	—	21
Amortization of deferred stock compensation, net of forfeitures	(364)	1,262	—	—	898
Non-employee stock-based compensation	31	—	—	—	31
Unrealized gain on short-term investments	—	—	79	—	79
Net loss	—	—	—	(7,919)	(7,919)

Balance at December 31, 2001	80,039	(493)	79	(64,570)	15,041
Purchase of common stock pursuant to stock repurchase program	—	—	—	—	(11)
Issuance of common stock to employees pursuant to employee stock purchase plan	109	—	—	—	109
Issuance of common stock to employees pursuant to exercise of options	4	—	—	—	4
Amortization of deferred stock compensation, net of forfeitures	—	358	—	—	358
Non-employee stock-based compensation	102	—	—	—	102
Unrealized loss on short-term investments	—	—	(77)	—	(77)
Net loss	—	—	—	(7,578)	(7,578)

Balance at December 31, 2002	$80,254	$(135)	$2	$(72,148)	$7,948

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2002, 2001 and 2000
(in thousands)

	Year Ended December 31,
	2002	2001	2000

Cash Flows from Operating Activities:
Net loss	$(7,578)	$(7,919)	$(4,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	326	300	136
Stock compensation expense, net	358	898	2,049
Compensation on options issued to consultants	102	31	—
Provision for doubtful accounts	56	52	72
Changes in current assets and liabilities:
Accounts receivable	1,964	900	(1,743)
Inventories	(52)	1,060	(567)
Prepaid expenses and other current assets	492	(687)	(310)
Other assets	83	(145)	60
Accounts payable	(75)	(1,373)	849
Deferred revenue and customer deposits	(209)	(921)	813
Accrued liabilities and other	(1,339)	(170)	1,078

Net cash used in operating activities	(5,872)	(7,974)	(2,234)

Cash Flows from Investing Activities:
Purchase of short-term investments	—	(5,852)	—
Sale of short-term investments	3,352	100	—
Purchase of property and equipment	(105)	(816)	—

Net cash provided by (used in) investing activities	3,247	(6,568)	—

Cash Flows from Financing Activities:
Net borrowings (payments) under line of credit	—	—	(1,998)
Increase in bank overdraft	—	149	—
Decrease in bank overdraft	(149)	—	—
Payments on notes payable to related parties	—	—	(12,623)
Borrowings from related parties	—	—	900
Proceeds from issuance of common stock (net of offering costs)	113	222	31,383
Repurchases of common stock	(11)	(34)	—

Net cash provided by (used in) financing activities	(47)	337	17,662

Net increase (decrease) in cash and cash equivalents	(2,672)	(14,205)	15,428
Cash and cash equivalents, beginning of year	7,455	21,660	6,232

Cash and cash equivalents, end of year	$4,783	$7,455	$21,660

Supplemental Cash Flow Information:
Cash paid for income taxes	$—	$—	$5

Cash paid for interest	$—	$—	$1,530

Beneficial conversion related to convertible preferred stock	$—	$—	$37,783

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1.     Business, Organization, Reorganization, Initial Public Offering, Basis of Presentation, and Risks and Uncertainties

Business

     Avistar Communications Corporation (“Avistar” or the “Company”) provides the Avistar vBusiness integrated suite of video-enabled applications, including networked video communications software and hardware products and services. Avistar’s products include applications for interactive video calling, content creation and publishing, broadcast video and video-on-demand, as well as data sharing, directory services and network management. Avistar designs, develops, markets, sells, manufactures and/or assembles and installs and supports its products. Avistar’s real-time and non-real-time products are based upon its architecture and Video Operating System (AvistarVOS) platform, which facilitates distribution over local and wide area networks using telephony or Internet services as appropriate. Avistar’s services include software development, consulting, implementation, training, maintenance and support. In addition, Avistar seeks to prosecute, maintain, support and license the intellectual property developed by the Company through its wholly-owned subsidiary, Collaboration Properties, Inc., a Nevada corporation (CPI).

Organization

     The business was founded in 1993 as a Nevada limited partnership, Avistar Systems, Limited Partnership (“ASLP”). In December 1997, ASLP entered into an acquisition agreement with a newly formed corporation, Avistar Systems Corporation (“ASC”), to convey all of ASLP’s assets, and transfer all of ASLP’s liabilities, in exchange for 16,000,000 shares of ASC’s Series A convertible preferred stock (see Note 6) and 2,171,400 shares of common stock. Effective December 31, 1997, all operations previously conducted by ASLP were thereafter undertaken by ASC.

     Collaboration Properties, Inc. (“CPI”) and VCT, Inc. (“VCT”) were founded in 1997 and 1998, respectively, to hold certain intellectual property, including patents, which underlie certain technology used by ASLP and subsequently by ASC. Three of the stockholders of CPI and VCT owned approximately 95% of CPI and 100% of VCT and were also the partners of Collaborative Holdings L.P. (“CHLP”), which owned a controlling interest in ASLP. The remaining 5% ownership of CPI was held by UBS (USA), Inc. (“UBS”) which also held a 5% ownership interest in ASC (see Note 5 and Note 6). Accordingly, the accounts of CPI and VCT have been combined at historical cost with those of ASC for all periods presented since their inception.

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

     In June 2000, all of the Series A preferred stock held by ASC was distributed to the Company’s three founders and several other individuals based on their respective ownership interests in ASLP. In addition, all of the shares of Avistar’s common stock, held by ASLP were distributed to the Company’s employees, former advisors and officers. These common shares represent an amount equal to those shares of Class B units in ASLP that were owned by the respective individuals before the acquisition.

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

     In August 2000, the Company used a portion of the net proceeds from the initial public offering to repay the outstanding balances of notes payable and accrued interest due related parties of approximately $12.6 million. The remainder of the proceeds has been used to fund the Company’s working capital requirements and invested in securities with varying maturities and is included in cash and cash equivalents, and short-term investments.

Basis of Presentation

     The accompanying financial statements as of December 31, 2002 and 2001 present the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (“ASUK”) and CPI after elimination of all intercompany accounts and transactions. The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

     The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from those transactions denominated in currencies other than the United States dollar are included in the statements of operations.

     The Company’s fiscal year end is December 31. Certain reclassifications were made to the prior year presentation to conform to the current period presentation.

Risks and Uncertainties

     The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $72.1 million as of December 31, 2002. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

     The Company’s future liquidity and capital requirements will depend upon numerous factors, including, but not limited to, the costs and timing of its expansion of product development efforts and the success of these development efforts, the costs and timing of its expansion of sales and marketing activities, the extent to which its existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining, enforcing and defending patent claims and other intellectual property rights, the level and timing of revenue and other factors. The Company may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. If the Company cannot raise funds, if needed, on acceptable terms, the Company may not be able to develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm the Company’s business, financial condition, results of operations and ability to continue operations. If additional funds are raised through the issuance of equity securities, the Company’s net tangible book value per share is likely to decrease, the percentage ownership of then current stockholders will be diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company’s common stock (See Note 3).

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

Cash and Cash Equivalents and Short-term Investments

     The Company considers all investment instruments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents at December 31, 2002 and December 31, 2001 consisted of money market funds and short-term securities. The Company has classified all investments not classified as cash equivalents as short term since it has the intent and ability to redeem them within one year. The Company classifies its short-term investments as available for sale with unrealized gains or losses reported as a separate component of stockholders’ equity. The fair value of the Company’s investments was determined based on quoted market prices at the reporting date for those instruments. Short-term investments as of December 31, 2002 and 2001 consisted of the following:

	2002 (in thousands)
	Cost	Market Value

Investments
Corporate obligations	$1,900	$1,902
Other	500	500

Total	$2,400	$2,402

	2001 (in thousands)
	Cost	Market Value

Investments
Government obligations	$637	$638
Corporate obligations	3,815	3,893
Other	1,300	1,300

Total	$5,752	$5,831

     At December 31, 2002, investments with scheduled maturities within one year were $2.4 million. As of December 31, 2001, investments with scheduled maturities within one year were $3.8 million and from one to two years were $2.0 million. The Company has classified all investments as short term since it has the intent and ability to redeem them within one year.

Supplemental Cash Flow Information

     During 2002 and 2001, no cash was paid for income taxes or interest.

Significant Concentrations

     A relatively small number of customers have accounted for a significant percentage of the Company’s net sales. Sales to major customers as a percentage of sales are as follows for 2002, 2001 and 2000:

	2002	2001	2000

Customer A	55%	33%	33%
Customer B	11%	10%	13%
Customer C	*	22%	23%
Customer D	*	*	11%

*	Less than 10%

     Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy. Concentration of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of December 31, 2002, approximately 65% of accounts receivable were concentrated with one customer. As of December 31, 2001, approximately 49% of accounts receivable were concentrated with two customers, each of whom represented more than 10% of the Company’s total accounts receivable balance.

Fair Value of Financial Instruments

     The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, short-term borrowings and notes payable at December 31, 2002 and 2001, approximate fair value because of the short maturity of these instruments.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	December 31,

	2002	2001

Raw materials and subassemblies	$118	$169
Finished goods	1,074	1,018
Inventory shipped to customer sites, not yet installed	71	262
Less: Allowance for obsolescence	(115)	(353)

	$1,148	$1,096

     Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of December 31, 2002 and December 31, 2001, the Company had billed approximately $0.3 million and $0.6 million, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer. Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

Property and Equipment

     Property and equipment are stated at cost and are depreciated using the double declining balance method over the estimated useful lives (three years) of the assets. Repairs and maintenance are expensed as incurred. Property and equipment consisted of the following (in thousands):

	December 31,

	2002	2001

Computer equipment	$1,997	$1,906
Computer software	312	308
Furniture, fixtures and equipment	359	348

	2,668	2,562
Less: Accumulated depreciation	(2,290)	(1,963)

	$378	$599

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following (in thousands):

	December 31,

	2002	2001

Accrued consulting and professional fees	$283	$497
Accrued payroll and related benefits	261	583
Accrued commissions and bonuses	40	314
Accrued inventory purchases	38	264
Other	276	579

	$898	$2,237

Patent Costs

     Due to uncertainties about the estimated future economic benefits and lives of the Company’s patents and patent applications, all related outside patent costs have been expensed as incurred. Outside patent costs were approximately $0.2 million, $0.5 million and $0.4 million for 2002, 2001 and 2000, respectively, and are reflected in general and administrative expenses in the accompanying statements of operations.

Revenue Recognition and Deferred Revenue

     The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (SOP 97-2), and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” The Company recognizes revenue from product sales when all of the following conditions are met: the product has been shipped, an arrangement exists with the customer at a fixed price and the Company has the right to invoice the customer, collection of the receivable is probable, and the Company has fulfilled all of its material contractual obligations to the customer.

     When the Company provides installation services, the product and installation revenue is recognized upon completion of the installation process and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above. When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above. Payment for product is due upon shipment, subject to specific payment terms. Payment for installation and professional services are due upon providing the services, subject to specific payment terms. If payments for systems are made in advance of the completion of installation, such amounts are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets until installation has occurred and the customer has provided confirmation. Reimbursements received for out-of-pocket expenses incurred during installation and support services, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

     The price charged for maintenance and/or support is defined in the contract, and is based on a percentage of product list prices as stipulated in the customer agreement. Customers have the option to renew the maintenance and/or support arrangement in subsequent periods at the same rate as paid in the initial year. Revenue from maintenance and support services is deferred and recognized pro-rata over the maintenance and/or support term, which is typically one year in length. Payments for services made in advance of the provision of services are recorded as deferred revenue and customer deposits in the accompanying balance sheets. Training services are offered independently of the purchase of product. The value of these training services is determined based on the price charged when such services are sold separately, and training revenue is recognized upon performance of the service.

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

Warranty

     The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. The warranty accrual was approximately $20,000 as of December 31, 2002 and approximately $60,000 as of December 31, 2001, and was included in accrued liabilities in the accompanying balance sheets.

Stock-Based Compensation

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 (see Note 7). The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year Ending December 31,

	2002	2001	2000

Net loss, as reported	$(7,578)	$(7,919)	$(42,454)
Add stock – based employee compensation expense included in reported net income, net of tax	358	898	2,049
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(3,995)	(3,713)	(2,546)

Pro forma net income	$(11,215)	$(10,734)	$(42,951)
Basic and diluted loss per share
As reported	$(0.30)	$(0.31)	$(4.46)
Pro forma	$(0.44)	$(0.43)	$(4.52)

Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. SFAS 146 only applies to termination benefits offered for a specific termination event or a specified period. SFAS 146 will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt this statement for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption to have a significant impact on the Company’s financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, “Summary of Statement No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect the adoption of SFAS 148, effective for our fiscal year ending December 31, 2002, to have a significant impact on the Company’s financial position or results of operations.

Other Comprehensive Income

     The FASB issued SFAS No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income (loss) and its components. SFAS 130 was adopted by the Company beginning on January 1, 1998. This standard defines comprehensive income as the changes in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from the net income or loss. The comprehensive loss for 2002 and 2001 was $7.7 and $7.8 million, respectively. For 2000, the comprehensive loss presented equaled the net loss. The change in net unrealized gains and losses on investments during fiscal 2002 is mainly attributable to a decrease of approximately $77,000 in the fair value of investments.

     The components of comprehensive loss are as follows:

	Year Ending December 31,

	2002	2001	2000

Net loss	$(7,578)	$(7,919)	$(42,454)
Other comprehensive income (loss):
Change in net unrealized gains and losses on investments	(77)	79	—

Total comprehensive loss	$(7,655)	$(7,840)	$(42,454)

3. Line of Credit

     On February 27, 2002, the Company entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million as a revolving line of credit and $0.5 million as an equipment term loan. The first $1.0 million of the revolving line was available on a non-formula basis, and the remainder was limited to 80% of the Company’s eligible accounts receivable. As collateral under this Loan and Security Agreement, the Company granted a first priority interest in all of the Company’s assets, excluding intellectual property. The revolving line of credit and the equipment term loan required certain covenants to be met. On December 15, 2002, the Company entered into an amendment to the Loan and Security Agreement to increase the maximum funds available there under to $6.0 million and extend the term of the agreement. The amended Loan and Security Agreement, as further amended in March 2003, has an expiration date of February 27, 2004. The agreement, as amended, retains a first priority security interest in all of the Company’s assets, excluding intellectual property. Furthermore, Gerald Burnett, Chairman and Chief Executive Officer of the Company has provided a collateralized guarantee, assuring payment of the Company’s obligations under the agreement and as a consequence, restrictive covenants from the original Loan and Security agreement have been deleted in the amendment, except for a quick ratio covenant, allowing the Company greater access to the full amount of the facility. In addition, Gerald Burnett has provided to the Company a commitment to provide funds up to $6.0 million (inclusive of any funds drawn by the Company and subject to his collateralized guarantee of the Company’s obligation to the Bank) through February 27, 2004 in the event that the amended Loan and Security Agreement is not sufficiently available to the Company for any reason. As of December 31, 2002 the Company did not have any outstanding borrowings under this line of credit and the Company was eligible to borrow up to $6.0 million under the line of credit (See Note 13).

4. Commitments and Contingencies

     The Company leases its facilities under operating leases that expire through April 2011. As of December 31, 2002, the future minimum lease commitments under all leases were as follows (in thousands):

Year Ending December 31,	Amount

2003	$913
2004	167
2005	220
2006	220
2007	220
Thereafter	733

Total minimum lease payments	$2,473

     Rent expense under all operating leases for each of 2002, 2001 and 2000 was approximately $1.4 million, $1.4 million and $1.2 million, respectively.

5. Related Party Transactions

     Certain directors with controlling interests in the Company are also the majority owners of two entities that conducted business with the Company, Vicor Inc. (“Vicor”) and Western Data Systems of Nevada, Inc. (“WDS”). Descriptions of certain transactions between the Company and these and other related entities follow.

Rent Sublease

     Beginning in September 1999 the Company sub-leased certain office space, at cost, to Vicor, an affiliated entity, through common ownership. The Company received approximately $34,000 and $136,000 for 2001 and 2000, respectively, from Vicor under this sublease agreement. The sublease was terminated in July 2001. There were no outstanding receivables from Vicor as of December 31, 2002 and 2001.

Support Services

     The Company maintains a seven-day a week, 24 hour a day support center to receive first level support calls. The support center handled support calls for WDS in addition to those for the Company. Pursuant to an agreement between the Company and WDS, the Company charged WDS for its share of support center costs. For 2000, the Company charged WDS $0.5 million under the agreement. Such reimbursement from WDS was recorded as a reduction in the costs incurred for the support center. The agreement was terminated in December 2000. There were no outstanding receivables from WDS as of December 31, 2002 and 2001.

Revenue from a Related Party

     UBS Warburg LLC, which is an affiliate of UBS AG, is a stockholder of the Company and is also a customer of the Company. As of December 31, 2002 and 2001, UBS Warburg held less than 5% of the Company’s stock. Revenue from UBS Warburg LLC and its affiliates represented less than 10%, and approximately 22% and 23% of total revenue for 2002, 2001 and 2000, respectively. Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. As of December 31, 2002 and 2001, the Company had accounts receivable outstanding from UBS Warburg LLC and its affiliates of approximately $50,000 and 400,000, respectively.

Fees to Related Parties

     Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (“WSGR”), has served as a director of the Company since February 2001. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During 2002 and 2001, payments of approximately $145,000 and $272,000, respectively, were made to WSGR for legal services provided to the Company.

     During 2002 and 2001, payments for consulting fees of approximately $211,000 and $119,000, respectively, were made to R. Stephen Heinrichs, a former officer of the Company, who is also a member of the Board of Directors, pursuant to a Separation Agreement between Mr. Heinrichs and the Company dated April 26, 2001.

6. Stockholders’ Equity

Stock Spilt

     In July 2000, the Company effected a one-for-five reverse stock split. All share and per share amounts in these financial statements have been adjusted to give effect to the reverse stock split.

Stock Repurchase Plan

     On March 22, 2001, the Company announced that its Board authorized the repurchase of up to $2.0 million of its common stock in the open market. During 2002, the Company repurchased 13,500 shares at an aggregate cost of approximately $11,000. During 2001, the Company repurchased 22,500 shares at an aggregate cost of approximately $34,000.

Preferred Stock

     In April 2000, the stockholders of the Company authorized 10,000,000 shares of convertible preferred stock, effective upon completion of its initial public offering in August 2000. As of December 31, 2002 and 2001, the Company had 10,000,000 shares of convertible preferred stock authorized, at $0.001 per share par value. No shares were issued or outstanding as of December 31, 2002 and 2001.

     In June 2000, the Company’s Board of Directors (the “Board”) authorized the filing of a registration statement with the SEC to register shares of its common stock in connection with its initial public offering. As a result of the initial public offering in August 2000, all 16,000,000 of the outstanding shares of Series A convertible preferred stock were converted into 19,148,578 shares of common stock, which represents the sum of (1) 16,000,000 shares of common stock plus (2) an additional 3,148,578 shares of common stock representing a beneficial conversion feature equal to the quotient of (A) the conversion amount, which was $37.8 million at August 16, 2000, and which includes an amount equal to $0.2167 per share per annum, pro rated based on the number of days elapsed in the year, divided by (B) the initial offering price of $12.00 per share. The shares of Series A preferred stock had the same voting rights as the shares of common stock into which they were converted. The Series A preferred stock had a liquidation preference of $2.009 per share plus all declared and unpaid dividends on each share of Series A preferred stock.

Deferred Stock Compensation

     In connection with the grant of stock options to purchase shares of common stock to employees during 2000, the Company recorded deferred compensation of approximately $1.7 million, representing the difference between the estimated fair value of the common stock and the aggregate option exercise price of such options at the date of grant. This amount is presented as a reduction of stockholders’ equity and is being amortized ratably over the service period of the applicable options (generally four years). Amortization expense, net of forfeitures related to deferred stock compensation was approximately $0.4 million, $0.9 million and $2.0 million in 2002, 2001 and 2000, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the termination of an option holder’s services.

7. Stock Option Plans

1997 Stock Option Plan

     In December 1997, the Board established the 1997 Stock Option Plan (the “1997 Plan”) and authorized the issuance of 1,828,602 shares of common stock thereunder. In December 1999 and May 2000, respectively, the Board authorized an additional 1,065,625 shares and 100,000 shares to be issued under the Plan. In connection with the initial public offering in August 2000, the Board terminated the 1997 Plan as to future grants effective August 17, 2000. Under the 1997 Plan, incentive stock options to purchase shares of common stock were granted only to employees at not less than 100% of the fair market value at the grant date as determined by the Board. Additionally, nonqualified stock options to purchase shares of common stock were granted to employees and consultants at not less than 85% of the fair market value at the grant date. Options granted generally had a life of ten years.

     Options granted under the plan vest over a four-year period, with 25% vesting after one year and the remaining vesting 6.25% per quarter. Under the 1997 Plan plan, the Company granted options to purchase approximately 1.2 million common shares in 2000. In 2002 and 2001, the Company had no grants under this plan. At December 31, 2002 options to purchase a total of 1,468,780 shares were outstanding under the 1997 Plan and no options were available for grant.

2000 Stock Option Plan

     In April 2000, the Board established the 2000 Stock Option Plan (the “2000 Plan”). Initially, a total of 3,000,000 shares of common stock were approved by the Board for issuance under the 2000 Plan, together with annual increases in the number of shares of common stock reserved under the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 1,004,936 shares. In January 2002, the Board approved an increase of 1,007,858 shares. As of December 31, 2002, a total of 5,012,794 shares have been approved. The term of the options granted under this plan may not exceed 10 years and in the case of the grantees who own more than 10% of the Company’s outstanding stock at the time of grant, the term of the option may not exceed 5 years. Options granted under the 2000 Plan vest and become exercisable as set forth in each option agreement. In the event of a merger or sale of substantially all assets, these options must be assumed by the successor and if not assumed, will fully vest. The 2000 Plan will terminate in 2010. As a result of the increases, a maximum of 15,000,000 shares of common stock could be issued under the 2000 Plan. The Company granted options to purchase approximately 1.2 million common shares in 2000 under this plan. In 2001, the Company granted options to purchase approximately 2.3 million common shares under this plan. In 2002, the Company granted options to purchase approximately 1.3 million common shares under this plan. At December 31, 2002 options to purchase a total of 3,477,950 shares were outstanding under the 2000 Plan and 526,985 options were available for future grant.

2000 Director Option Plan

     In April 2000, the Company adopted the 2000 Director Option Plan (the “Director Plan”). Initially, a total of 90,000 shares of common stock were approved by the Board, for issuance under the plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved the annual increase of 12,000 shares. In May 2001, the Board approved an additional 198,000 shares under this plan. In January 2002, the Board approved the annual increase of 30,000 shares. As of December 31, 2002, the Company has authorized a total of 330,000 shares for issuance under this plan. As a result of the annual increases, a maximum of 1,050,000 shares of common stock could be issued over the 10-year life of the plan. Options to purchase 12,000 shares were granted in 2000. In 2001, the Company granted options to purchase 270,000 shares under this plan. In 2002, the Company granted options to purchase 18,000 shares under this plan. At December 31, 2002 options to purchase a total of 234,000 shares were outstanding under the Director Plan and 66,000 options were available for future grant.

     A summary of the 1997 Plan, the 2000 Plan, and the Director Plan activity and related information for the years ended December 31, 2000, 2001 and 2002 follows:

		Options Outstanding

			Weighted
	Options		Average
	Available	Shares	Exercise Price

Balance, December 31, 1999	1,145,333	1,176,142	$1.00
Authorized	5,614,000	—	—
Granted	(2,420,608)	2,420,608	10.92
Exercised	—	(232,093)	0.39
Canceled/repurchased	(3,485,383)	(87,300)	7.17

Balance, December 31, 2000	853,342	3,277,357	$8.20
Authorized	1,214,936	—	—
Granted	(2,528,200)	2,528,200	2.00
Exercised	—	(31,837)	0.63
Canceled/repurchased	477,950	(870,013)	8.18

Balance, December 31, 2001	18,028	4,903,707	$5.05
Authorized	1,041,957	—	—
Granted	(1,311,000)	1,311,000	1.21
Exercised	—	(4,150)	0.90
Canceled/repurchased	844,000	(1,029,827)	3.41

Balance, December 31, 2002	592,985	5,180,730	$4.42

Options Outstanding				Options Exercisable

	Number			Number
	Outstanding at	Weighted-	Weighted-	Exercisable at	Weighted-
Range of	December 31,	Average	Average	December 31,	Average
Exercise Prices	2002	Remaining Life	Exercise Price	2002	Exercise Price

$0.25	217,500	5.28	$0.25	205,000	$0.25
$0.40 – 0.76	93,282	8.69	0.66	1,657	0.43
$0.95 – 1.30	1,460,450	8.55	1.13	371,550	0.97
$1.45 – 2.21	1,666,750	7.96	1.77	601,318	1.72
$2.45 – 3.45	85,909	7.01	3.42	83,359	3.44
$3.95 – 5.75	317,889	7.35	4.26	255,791	4.13
$8.50 – 9.35	766,200	6.76	8.67	458,316	8.66
$14.00 – 17.25	572,750	7.25	17.23	391,522	17.23

	5,180,730	7.73	$4.42	2,368,513	$5.70

     The Company has adopted SFAS 123 for disclosure purposes. The weighted average fair value of options granted during 2002, 2001 and 2000, estimated on the date of grant using the Black-Scholes option pricing model was $1.15, $1.73 and $4.14, respectively. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including a factor to represent expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. The fair value of 2002, 2001 and 2000 options granted is estimated on the date of grant using the following assumptions:

	2002	2001	2000

Expected dividend	0%	0%	0%
Average risk-free interest rate	3.8%	4.5%	6.2%
Expected volatility	187%	185%	80%
Expected term (in years)	4	4	4

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The Company’s pro forma expense was $3,637,000, $2,815,000 and $497,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company’s pro forma information for 2002, 2001 and 2000 was as follows:

	Year Ending December 31,

	2002	2001	2000

Net loss attributable to common stockholders (in thousands)
As reported	$(7,578)	$(7,919)	$(42,454)
Pro forma	$(11,215)	$(10,734)	$(42,951)
Basic and diluted loss per share
As reported	$(0.30)	$(0.31)	$(4.46)
Pro forma	$(0.44)	$(0.43)	$(4.52)

2000 Employee Stock Purchase Plan

     In April 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”). Initially, a total of 1,500,000 shares of common stock were approved by the Board, for issuance under the plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 753,702 shares. As of December 31, 2002, the Company has authorized a total of 2,253,702 shares for issuance under this plan. As a result of these annual increases, a maximum of 10,500,000 shares could be sold over the 10-year life of the plan. The Employee Stock Purchase Plan permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at 85% of the lower of the fair market value of the Company’s common stock on the first or the last day of each offering period. A total of 98,305 shares were sold under this plan in 2002.

Common Stock Reserved for Future Issuance

     As of December 31, 2002, the Company had reserved the following shares of common stock for issuance in connection with:

Stock options under stock option plans	5,342,795
Employee stock purchase plan	2,253,702

Total	7,596,497

8. Legal Proceedings

     On September 23, 2002, CPI, the Company’s wholly owned subsidiary, filed a patent infringement lawsuit against Polycom, Inc., alleging that several Polycom videoconferencing products infringe four patents of CPI. Polycom responded to CPI’s claims on November 14, 2002, at which time it both answered the complaint and asserted counterclaims against CPI for non-infringement, invalidity and unenforceability. On January 31, 2003 Polycom filed a motion with the court requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. A hearing was held on March 7, 2003, at which time the judge granted Polycom’s motion to amend its counterclaims. A trial date for CPI’s claims against Polycom and Polycom’s proposed counterclaims has not yet been set.

9. Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 provides for an asset and liability approach to account for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be recognized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

     The provision for (recovery from) income taxes relates to foreign tax. The Company provided for income taxes for its subsidiary in the United Kingdom (ASUK) of approximately $18,000 and $15,000 in 2002 and 2000, respectively. In 2001, the Company had a recovery of approximately $19,000 for taxes previously expensed at ASUK.

     The provision for (recovery from) taxes of Avistar only consisted of the following (in thousands):

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	18	(19)	15

	18	(19)	15
Deferred benefits:
Federal	(2,352)	(6,729)	(985)
State	(601)	(574)	(141)

	(2,953)	(7,303)	(1,126)
Valuation allowance	2,953	7,303	1,126

	$18	$(19)	$15

     Avistar’s effective income tax provision differed from the federal statutory rate of 35% due to the following (in thousands):

	Year Ended December 31,

	2002	2001	2000

Expected tax benefit at federal statutory rate	$(2,646)	$(2,792)	$(1,630)
Foreign and state taxes, net	18	(458)	(268)
Permanent non-deductible	136	—	732
Current year operating losses and temporary differences for which no tax benefit is recognized	2,510	3,289	1,126
Other	—	(58)	55

Provision for (recovery from) income taxes	$18	$(19)	$15

     Permanent and non-deductible is primarily composed of the non-deductible portion of the deferred stock compensation expense.

     The net deferred income tax asset related to Avistar consisted of the following as of December 31, 2002 and 2001 (in thousands):

	2002	2001

Deferred income tax assets:
Federal net operating loss carryforwards	$9,545	$6,729
State net operating loss carryforwards	541	574
Tax credit carry forward	1,549	1,306
Reserves	334	407

	11,969	9,016
Valuation allowance	(11,969)	(9,016)

Net deferred income tax asset	$—	$—

     Net operating loss carryforwards at December 31, 2002 were approximately $27.3 million and $9.4 million, for Federal and state income tax purposes, respectively. The net operating loss carryforwards expire on various dates through the year 2022. The Federal net operating loss carryforwards expire on various dates through the year 2022. The California net operating loss carryforwards expire on various dates through the year 2013.

     As of December 31, 2002, unused research and development tax credits of approximately $0.9 million and $1.0 million are available to reduce future Federal and California income taxes, respectively. Federal credit carryforwards expire beginning in year 2013. California credits will carry forward indefinitely.

     The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interest. The Company believes sufficient uncertainty exists regarding the realizability of the net operating loss and tax credit carryforwards and other timing differences. Accordingly, a valuation allowance has been provided for the entire net deferred tax asset.

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

     In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for 2002, 2001 and 2000, because all such securities are antidilutive. Accordingly, diluted net loss per share approximates basic net loss per share for all years presented.

     The total number of shares excluded from the calculations of diluted net loss per share was 4,694,564, 2,346,597 and 916,933 for 2002, 2001 and 2000, respectively. Basic and diluted pro forma net loss per share have been computed as described above and also give effect, under SEC guidance, to the conversion of the convertible preferred stock (using the as-if-converted method) from the original date of issuance and the effect of the beneficial conversion related to the Series A convertible preferred stock.

     The following table presents the calculation of basic and diluted net loss per share and pro forma basic and diluted net loss per share reflecting the effect of assumed conversion of convertible preferred stock and beneficial conversion related to the Series A convertible preferred stock (in thousands, except per share data):

	Year Ended December 31,

	2002	2001	2000

Net Loss	$(7,578)	$(7,919)	$(4,671)

Beneficial Conversion Related To Convertible Preferred Stock	—	—	$(37,783)

Net Loss Attributable To Common Stockholders	$(7,578)	$(7,919)	$(42,454)

Weighted Average Shares Of Common Stock Used In Computing Net Loss Per Share	25,260	25,168	9,510

Net Loss Per Share Basic and Diluted	$(0.30)	$(0.31)	$(4.46)
Pro Forma:
Weighted Average Shares Of Common Stock Used In Computing Basic And Diluted Net Loss Per Share	N/A	N/A	9,510
Pro Forma Adjustment To Reflect Weighted Average Effect Of Assumed Conversion Of Convertible Preferred Stock And Beneficial Conversion Related To The Series A Convertible Preferred Stock	N/A	N/A	15,525

Weighted Average Shares Of Common Stock Used In Computing Pro Forma Basic And Diluted Net Loss Per Share	N/A	N/A	25,035

Pro forma basic and diluted net loss per share	N/A	N/A	$(1.70)

11. Segment Reporting

     Disclosure of segments is presented in accordance with SFAS No. 131 (“SFAS 131”), “Disclosures About Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (Avistar in 2002 and 2001, Avistar and ASC in 2000) and (2) the prosecution, maintenance, support and licensing of the intellectual property used in the Company’s products (CPI). Service revenue relates mainly to the maintenance, support, training, software development and installation of products and is included in Avistar for purposes of reporting and decision-making. Avistar also engages in the corporate functions and provides financing and services to the subsidiaries. The Company’s chief operating decision maker, its Chief Executive Officer, monitors the Company’s operations based upon the information reflected in the following table (in thousands):

	ASC	CPI	ACC	Total

	(In thousands)
Year Ended December 31, 2002
Revenue	$—	$—	$8,799	$8,799
Gross margin	—	—	4,322	4,322
Depreciation expense	—	(5)	(321)	(326)
Total operating expenses	—	(1,209)	(11,169)	(12,378)
Interest income	—	—	269	269
Interest expense	—	—	—	—
Net loss	—	(1,209)	(6,369)	(7,578)
Assets	—	179	10,221	10,400
Year Ended December 31, 2001
Revenue	$—	$—	$16,196	$16,196
Gross margin	—	—	8,552	8,552
Depreciation expense	—	(13)	(287)	(300)
Total operating expenses	—	(1,076)	(16,170)	(17,246)
Interest income	—	—	758	758
Interest expense	—	—	(2)	(2)
Net loss	—	(1,179)	(6,740)	(7,919)
Assets	—	78	19,187	19,265
Year Ended December 31, 2000
Revenue	$21,414	$—	$—	$21,414
Gross margin	11,960	—	—	11,960
Depreciation expense	(121)	(15)	—	(136)
Total operating expenses	(11,797)	(1,204)	(3,081)	(16,082)
Interest income	179	42	429	650
Interest expense	(674)	(167)	(343)	(1,184)
Net loss	(847)	(830)	(2,994)	(4,671)
Assets	7,569	155	20,579	28,303

     International revenue, which consists of domestic sales to customers with operations principally in Western Europe and Asia comprised 49%, 47% and 46% of total revenue for 2002, 2001 and 2000, respectively. For 2002, 2001 and 2000, respectively, international revenues to customers in the United Kingdom accounted for 26%, 21% and 28%, respectively, of total revenue. The Company had no significant net sales or long-lived assets in any country other than in the United States for any period presented.

12. Selected Quarterly Results of Operations (unaudited)

     The following tables set forth, for the periods indicated, the Company’s unaudited financial information for the last eight quarters. The Company believes that the financial statements used to prepare this information include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with the Company’s financial statements and notes to financial statements. The operating results for any quarter do not necessarily indicate the results expected for any future period.

	Quarter Ended

	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002

	(In thousands except per share data)
Total revenue	$1,755	$2,342	$2,002	$2,700
Gross margin	837	1,272	836	1,377
Total operating expenses	2,942	3,022	3,042	3,372
Net loss attributable to common shareholders	$(2,064)	$(1,697)	$(1,909)	$(1,908)
Net loss per share — Basic/Diluted	$(0.08)	$(0.07)	$(0.08)	$(0.08)
Weighted average shares	25,285	25,273	25,250	25,231

	Quarter Ended

	December 31,	September 30,	June 30,	March 31,
	2001	2001	2001	2001

	(In thousands except per share data)
Total revenue	$3,542	$3,029	$3,543	$6,082
Gross margin	1,756	1,594	1,754	3,448
Total operating expenses	3,607	3,684	4,796	5,159
Net loss attributable to common shareholders	$(1,741)	$(1,937)	$(2,836)	$(1,405)
Net loss per share — Basic/Diluted	$(0.07)	$(0.08)	$(0.11)	$(0.06)
Weighted average shares	25,196	25,181	25,145	25,150

Item 15(a)

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
	Period	Operations	Write-Offs	Period

	(In thousands)
Allowance for Doubtful Accounts
Period Ended:
December 31, 2002	$232	$56	$(219)	$69
December 31, 2001	$312	$52	$(132)	$232
December 31, 2000	$240	$117	$(45)	$312

S-1

INDEX TO EXHIBITS

Exhibits

3.2(1)	Restated Certificate of Incorporation

3.3(2)	Bylaws of Avistar Communications Corporation

4.1(1)	Specimen Certificate evidencing shares of Common Stock

4.2(1)	Avistar Systems Corporation Registration and Information Rights Agreement dated December 9, 1999

10.1(1)	Avistar Communications Corporation 1997 Stock Option Plan, as amended

10.1.1(1)	Avistar Systems Corporation 1997 Stock Option Plan Stock Option Agreement

10.2(1)	Avistar Communications Corporation 2000 Stock Option Plan

10.3(3)	Avistar Communications Corporation 2000 Director Option Plan, as amended

10.4(1)	Avistar Communications Corporation Director Option Agreement

10.5(4)	Avistar Communications Corporation 2000 Employee Stock Purchase Program, as amended.

10.6(1)	Form of Avistar Communications Corporation Indemnification Agreement

10.7(1)	Master lease for the premises located at 555 Twin Dolphin Drive, Suite 360, Redwood City, California, between Spieker Properties, L.P. and Entex Information Services, Inc., dated August 10, 1998

10.8(1)	Sublease by and between Entex Information Services, Inc. and Avistar Systems Corporation, dated July 23, 1999

10.9(5)†	Preferred Supplier Agreement dated June 24, 1997 by and between Avistar and Tandberg, Inc., including modifications Nos. 1, 2, 3 and 4

10.9.1(1)†	Modification No. 5 to the Preferred Supplier Agreement referenced in Exhibit 10.8, dated June 27, 2000

10.9.2(2)†	Modification No. 6 to the Preferred Supplier Agreement referenced in Exhibit 10.8, dated November 27, 2000

10.10(6)	Settlement Agreement and Release between the Registrant and R. Stephen Heinrichs dated April 26, 2001.

10.11	Master Loan and Security Agreement between the Registrant and Comerica Bank – California dated February 27, 2002

10.11.1†	First Amendment dated December 17, 2002 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California

10.11.2†	Unconditional Guaranty of the Gerald J. Burnett and Marjorie J. Burnett Revocable Trust dated December 17, 2002

10.11.3†	Unconditional Guaranty of Gerald J. Burnett dated December 17, 2002

10.11.4	Second Amendment dated March 10, 2003 to Master Loan and Security Agreement between the Registrant and Comerica Bank — California

10.11.5	Guaranty of Gerald J. Burnett dated March 10, 2003

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP

24.1	Power of Attorney (see page 42)

99.1	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002 filed with the Securities and Exchange Commission on April 30, 2002.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 27, 2001.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 16, 2000.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 21, 2002.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.