Form 10-Q
period 2003-03-31
AVISTAR COMMUNICATIONS CORP
filed 2003-05-14
CIK 1111632

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from              to

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

Yes [  ] No [X]

At March 31, 2003, 25,330,821 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of March 31, 2003 and December 31, 2002
(in thousands, except share and per share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,086	$4,783
Short-term investments	500	2,402
Accounts receivable, net of allowance for doubtful accounts of $68 at March 31, 2002 and $69 at December 31, 2002	978	740
Inventories, including inventory shipped to customers sites, not yet installed of $75 at March 31, 2003 and $71 at December 31, 2002	1,107	1,148
Prepaid expenses and other current assets	415	629

Total current assets	8,086	9,702
Property and equipment, net	344	378
Other assets	320	320

Total assets	$8,750	$10,400

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,127	$558
Deferred revenue and customer deposits	1,555	996
Accrued liabilities and other	723	898

Total current liabilities	3,405	2,452

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized at March 31, 2003 and December 31, 2002; 26,510,446 and 26,465,058 shares issued at March 31, 2003 and December 31, 2002, respectively	26	26
Less: treasury common stock, 1,179,625 shares at March 31, 2003 and December 31, 2002, at cost	(51)	(51)
Additional paid-in-capital	80,298	80,254
Deferred stock compensation	(90)	(135)
Other comprehensive income	—	2
Accumulated defict	(74,838)	(72,148)

Total stockholders’ equity	5,345	7,948

Total liabilities and stockholders’ equity	$8,750	$10,400

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended March 31, 2003 and 2002
(in thousands, except per share data)

	Three Months Ended

	March 31,	March 31,
	2003	2002

	(unaudited)
Revenue:
Product	$801	$1,521
Services, maintenance and support	862	1,179

Total revenue	1,663	2,700

Cost of revenue:
Product	386	724
Services, maintenance and support	567	599

Total cost of revenue	953	1,323

Gross margin	709	1,377

Operating Expenses:
Research and development	696	1,149
Sales and marketing	971	1,014
General and administrative	1,702	1,083
Amortization of deferred stock compensation *	45	126

Total operating expenses	3,414	3,372

Loss from operations	(2,705)	(1,995)

Other income (expense):
Interest income	19	91
Other, net	(5)	(4)

Total other income, net	14	87

Net loss	$(2,690)	$(1,908)

Net loss per share - basic and diluted	$(0.11)	$(0.08)

Weighted average shares used in calculating basic and diluted net loss per share	25,321	25,231

* Amortization of deferred stock compensation excluded from the following expenses:
Cost of revenue	$5	$16
Research and development	4	12
Sales and marketing	35	95
General and administrative	1	3

	$45	$126

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2003 and 2002
(in thousands)

	Three Months Ended

	March 31,	March 31,
	2003	2002

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(2,690)	$(1,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	51	97
Stock-based compensation	45	126
Compensation on options issued to consultants	9	—
Provision for doubtful accounts	15	126
Changes in current assets and liabilities:
Accounts receivable	(253)	76
Inventories	41	10
Prepaid expenses and other current assets	214	290
Other assets	—	(2)
Accounts payable	569	74
Deferred revenue and customer deposits	559	(398)
Accrued liabilities and other	(175)	(669)

Net cash used in operating activities	(1,615)	(2,178)

Cash Flows from Investing Activities:
Sale of short-term investments	1,900	204
Purchase of property and equipment	(17)	(69)

Net cash provided by investing activities	1,883	135

Cash Flows from Financing Activities:
Decrease in bank overdraft	—	(149)
Proceeds from issuance of common stock	35	75

Net cash provided by (used in) financing activities	35	(74)

Net increase (decrease) in cash and cash equivalents	303	(2,117)
Cash and cash equivalents, beginning of period	4,783	7,455

Cash and cash equivalents, end of period	$5,086	$5,338

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Business, Basis of Presentation, and Risks and Uncertainties

Business

     Avistar Communications Corporation (“Avistar” or the “Company”) provides the Avistar vBusiness integrated suite of video-enabled applications, including networked video communications software and hardware products and services. Avistar’s products include applications for interactive video calling, content creation and publishing, broadcast video and video-on-demand, as well as data sharing, directory services and network management. Avistar designs, develops, markets, sells, manufactures and/or assembles and installs and supports its products. Avistar’s real-time and non-real-time products are based upon its architecture and Video Operating System (AvistarVOS™) platform, which facilitates distribution over local and wide area networks using telephony or Internet services as appropriate. Avistar’s services include software development, consulting, implementation, training, maintenance and support. In addition, Avistar seeks to prosecute, maintain, support and license the intellectual property developed by the Company through its wholly-owned subsidiary, Collaboration Properties, Inc., a Nevada corporation (CPI).

Basis of Presentation

     The unaudited balance sheet as of March 31, 2003 presents the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (ASUK) and CPI after elimination of all intercompany accounts and transactions. The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

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

Risks and Uncertainties

     The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $74.8 million as of March 31, 2003. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

     The Company’s future liquidity and capital requirements will depend upon numerous factors, including, but not limited to, the costs and timing of its expansion of product development efforts and the success of these development efforts, the costs and timing of its expansion of sales and marketing activities, the extent to which its existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining, enforcing and defending patent claims and other intellectual property rights, the level and timing of revenue and other factors. The Company may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. If the Company cannot raise funds, if needed, on acceptable terms, the Company may not be able to develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm the Company’s business, financial condition, results of operations and ability to continue operations. If additional funds are raised through the issuance of equity securities, the Company’s net tangible book value per share is likely to decrease, the percentage ownership of then current stockholders will be diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company’s common stock.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

     The financial statements filed in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2002 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     In the opinion of management, the unaudited financial statements furnished in this report reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods covered and of the Company’s financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2002 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2003.

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

Cash and Cash Equivalents and Short Term Investments

     The Company considers all investment instruments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents at March 31, 2003 and December 31, 2002 consisted of money market funds and short-term securities. The Company has classified all investments not classified as cash equivalents as short term since it has the intent and ability to redeem them within one year. The Company classifies its short-term investments as available for sale with unrealized gains or losses reported as a separate component of stockholders’ equity. The fair value of the Company’s investments was determined based on quoted market prices at the reporting date for those instruments. As of March 31, 2003, there was no difference between the cost and fair value of the Company’s investments.

Supplemental Cash Flow Information

     During the three months ended March 31, 2003 and 2002, no cash was paid for income taxes or interest.

Significant Concentrations

     A relatively small number of customers accounted for a significant percentage of the Company’s net sales. Sales to these customers as a percentage of sales were as follows for the three months ended March 31, 2003 and 2002:

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

	(UNAUDITED)
Customer A	58%	59%
Customer B	10%	*

*	Less than 10%

     Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position and/or results of operations.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy. Concentration of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of March 31, 2003, approximately 68% of accounts receivable were concentrated with two customers, each of whom represented more than 10% of the Company’s total accounts receivable balance. As of December 31, 2002, approximately 65% of accounts receivable were concentrated with one customer.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
Raw materials and subassemblies	$64	$70
Finished goods	968	1,007
Inventory shipped to customer sites, not yet installed	75	71

	$1,107	$1,148

     Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of March 31, 2003 and December 31, 2002, the Company had billed approximately $0.1 million to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer. Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

Revenue Recognition and Deferred Revenue

     The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (SOP 97-3), and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” The Company recognizes revenue from product sales when all of the following conditions are met: the product has been shipped, an arrangement exists with the customer at a fixed price and the Company has the right to invoice the customer, collection of the receivable is probable, and the Company has fulfilled all of its material contractual obligations to the customers.

     When the Company provides installation services, the product and installation revenue is recognized upon completion of the installation process and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above. When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above. Payment for product is due upon shipment, subject to specific payment terms. Payment for installation and professional services are due upon providing the services, subject to specific payment terms. If payments for systems are made in advance of the completion of installation, such amounts are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets until installation has occurred and the customer has provided confirmation. Reimbursements received for out-of-pocket expenses incurred during installation and support services, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (IETF 01-14), “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

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

     The Company recognizes service revenue form software development contracts in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue related to contracts for software development is recognized using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price, the Company has fulfilled all of its material contractual obligations to the customer for each deliverable of the contract, verification of completion of the deliverable has been received, and collection of the receivable is probable. The amounts billed to customers in excess of revenues recognized to date are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets Assumptions used for recording revenue and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs to complete the contract. Any anticipated losses on contracts in progress are charged to earnings when identified.

Stock-Based Compensation

     The Company applies the intrinsic-value-based method of accounting for stock-based compensation prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,

	2003	2002

Net loss, as reported	$(2,690)	$(1,908)
Add stock – based employee compensation expense included in reported net income, net of tax	45	126
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(1,000)	(938)

Pro forma net loss	$(3,645)	$(2,720)
Basic and diluted loss per share
As reported	$(0.11)	$(0.08)
Pro forma	$(0.14)	$(0.11)

     The fair value of options granted for the three months ended March 31, 2003 and 2002 is estimated on the date of grant using the following assumptions:

	2003	2002

Expected dividend	0%	0%
Average risk-free interest rate	2.8%	4.5%
Expected volatility	187%	185%
Expected term (in years)	4	4

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This Statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt this statement for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on the Company’s financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, “Summary of Statement No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS 148.

3. Line of Credit

     On February 27, 2002, the Company entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million as a revolving line of credit and $0.5 million as an equipment term loan. The first $1.0 million of the revolving line was available on a non-formula basis, and the remainder was limited to 80% of the Company’s eligible accounts receivable. As collateral under this Loan and Security Agreement, the Company granted a first priority interest in all of the Company’s assets, excluding intellectual property. The revolving line of credit and the equipment term loan required certain covenants to be met. On December 15, 2002, the Company entered into an amendment to the Loan and Security Agreement to increase the maximum funds available thereunder to $6.0 million and extend the term of the agreement. The amended Loan and Security Agreement, as further amended in March 2003, has an expiration date of February 27, 2004. The agreement, as amended, retains a first priority security interest in all of the Company’s assets, excluding intellectual property. Furthermore, Gerald Burnett, Chairman and Chief Executive Officer of the Company has provided a collateralized guarantee, assuring payment of the Company’s obligations under the agreement. As a consequence, restrictive covenants from the original Loan and Security agreement have been deleted in the amendment, except for a quick ratio covenant, allowing the Company greater access to the full amount of the facility. In addition, Gerald Burnett has provided to the Company a commitment to provide funds up to $6.0 million (inclusive of any funds drawn by the Company and subject to his collateralized guarantee of the Company’s obligations under the Loan and Security Agreement) through February 27, 2004 in the event that the full $6.0 million under the Loan and Security Agreement is not available to the Company for any reason. As of March 31, 2003 the Company has not borrowed under this line of credit, and the Company was eligible to borrow up to $6.0 million under the line of credit.

4. Related Party Transactions

     Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), has served as a director of the Company since February 2001. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During the three months ended March 31, 2003 and 2002, payments of approximately $89,000 and $30,000, respectively, were made to WSGR for legal services provided to the Company.

     During the three months ended March 31, 2003 and 2002, payments for consulting fees of approximately $74,000 and $55,000, respectively, were made to R. Stephen Heinrichs, a former officer of the Company, who is also a member of the Board of Directors, pursuant to a Separation Agreement between Mr. Heinrichs and the Company dated April 26, 2001.

     Gerald Burnett, Chairman and Chief Executive Officer of the Company has provided a collateralized guarantee, assuring payment of the Company’s obligations under a Loan and Security Agreement with a financial institution dated February 27, 2002, as amended. In addition, Gerald Burnett has provided to the Company a commitment to provide funds up to $6.0 million (inclusive of any funds drawn by the Company and subject to his collateralized guarantee of the Company’s obligations under the Loan and Security Agreement) through February 27, 2004, in the event that the $6.0 million committed under the amended Loan and Security Agreement is not fully available to the Company for any reason.

5. Legal Proceedings

     On September 23, 2002, CPI, the Company’s wholly owned subsidiary, filed a patent infringement lawsuit against Polycom, Inc., alleging that several Polycom videoconferencing products infringe four patents of CPI. Polycom responded to CPI’s claims on November 14, 2002, at which time it both answered the complaint and asserted counterclaims against CPI for non-infringement, invalidity and unenforceability. On January 31, 2003 Polycom filed a motion with the court requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. A hearing was held on March 7, 2003, at which time the judge granted Polycom’s motion to amend its counterclaims. A trial date for CPI’s claims against Polycom and Polycom’s counterclaims has not yet been set. It should be noted that three of the four counterclaims for patent infringement relate to equipment provided to Avistar by a third-party and Avistar’s agreement with that third-party supplier provides for indemnification of Avistar by that third party.

6. Net Loss Per Share

     Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128 (“SFAS 128”), “Earnings Per Share,” for all periods presented.

     In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three months ended March 31, 2003 and 2002, because all such securities are antidilutive. Accordingly, diluted net loss per share approximates basic net loss per share for all periods presented.

     The total number of shares excluded from the calculations of diluted net loss per share was 254,426 and 2,883,115 for the three months ended March 31, 2003 and 2002, respectively.

7. Segment Reporting

     Disclosure of segments is presented in accordance with SFAS No. 131 (“SFAS 131”), “Disclosures About Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (Avistar) and (2) the prosecution, maintenance, support and licensing of the intellectual property used in the Company’s products (CPI). Service revenue relates mainly to the maintenance, support, training, software development and installation of products and is included in Avistar for purposes of reporting and decision-making. Avistar also engages in the corporate functions and provides financing and services to the subsidiaries. The Company’s chief operating decision maker, its Chief Executive Officer, monitors the Company’s operations based upon the information reflected in the following table (in thousands):

	Avistar	CPI	Total

Three Months Ended March 31, 2003
Revenue	$1,663	$—	$1,663
Gross margin	709	—	709
Depreciation expense	(50)	(1)	(51)
Total operating expenses	(2,757)	(657)	(3,414)

	Avistar	CPI	Total

Interest income	19	—	19
Net loss	(2,033)	(657)	(2,690)
Assets	8,691	59	8,750
Three Months Ended March 31, 2002
Revenue	$2,700	$—	$2,700
Gross margin	1,377	—	1,377
Depreciation expense	(96)	(1)	(97)
Total operating expenses	(3,165)	(207)	(3,372)
Interest income	91	—	91
Net loss	(1,701)	(207)	(1,908)
Assets	16,355	33	16,388

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 50% and 52% of total revenue for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003 and 2002, international revenues to customers in the United Kingdom accounted for 34% and 29%, respectively, of total revenue. All of the Company’s sales are currently billed in United States dollars. The Company had no significant net sales or long-lived assets in any country other than in the United States for any period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Interim Financial Statements and the Notes thereto included elsewhere herein, and the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 25, 2003.

     Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” elsewhere in this Annual Report on Form 10-Q. In some cases, you can identify forward looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.” These factors may cause our actual results to differ materially from any forward looking statement.

     Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-Q to conform our prior statements to actual results.

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

     We operate in two segments. We engage in the design, development, manufacturing, sale and marketing of networked video communications products, and associated support services and Collaboration Properties, Inc., or CPI, our wholly-owned subsidiary, engages in the prosecution, maintenance, support and licensing of the intellectual property that we have developed, some of which is used in our products. As of March 31, 2003, CPI had not entered into any such third party licensing agreements.

Critical Accounting Policies

     The preparation of these unaudited Condensed Consolidated Interim Financial Statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	Revenue recognition;

•	Valuation of accounts receivable; and

•	Valuation of inventories.

Revenue Recognition

     We derive product revenue principally from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. In addition, we derive revenue from fees for installation, maintenance, support, training services and software development. Product revenue as a percentage of total revenue was 48% for the three-month period ended March 31, 2003 and 56% for the three-month period ended March 31, 2002.

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

     To date, a significant portion of our revenue has resulted from sales to a limited number of customers. For the three months ended March 31, 2003, we recorded revenue of approximately $1.1 million, or 68% of total revenue, from Deutsche Bank AG and UBS Warburg LLC and their affiliates, each of whom generated more than 10% of our total revenue. For the three months ended March 31, 2002, we recorded revenue of approximately $1.6 million, or 59% of total revenue, from Deutsche Bank AG and its affiliates. No other customers individually accounted for greater than 10% of our total revenue for the three months ended March 31, 2002. We anticipate that our revenue, and therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers. As a result, the loss of or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 50% of total revenue for the three months ended March 31, 2003, and 52% for the three months ended March 31, 2002.

Valuation of Accounts Receivable

     Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends and the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts was understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of March 31, 2003, approximately 68% of our accounts receivable balance was concentrated with two customers, each of whom represented more than 10% of our total accounts receivable. As of December 31, 2002, approximately 65% of our accounts receivable were concentrated with one customer.

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

	PERCENTAGE OF TOTAL REVENUE

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

Revenue:
Product	48.2%	56.3%
Services, maintenance and support	51.8	43.7

Total revenue	100.0	100.0

Cost of revenue:
Product	23.2	26.8
Services, maintenance and support	34.1	22.2

Total cost of revenue	57.3	49.0

Gross margin	42.7	51.0

Operating expenses:
Research and development	41.9	42.6
Sales and marketing	58.4	37.6
General and administrative	102.3	40.1
Amortization of deferred stock compensation	2.7	4.7

Total operating expenses	205.3	125.0

Loss from operations	(162.7)	(74.0)

Other (expense) income:
Interest income	1.2	3.4
Other	(0.3)	(0.1)

Total other income	0.9	3.3

Net loss	(161.8)%	(70.7)%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenue

     Total revenue decreased by 38.4% to $1.7 million for the three months ended March 31, 2003 from $2.7 million for the three months ended March 31, 2002. The decrease was due primarily to lower product sales, reflecting continued weakness in the United States and global economies, particularly in the financial services sector. This weakness has led to delayed procurement decisions and increasingly constrained technology spending among our existing and potential customers.

     For the three months ended March 31, 2003, revenue from two customers accounted for 68% of total revenue, each of whom accounted for greater than 10% of our total revenue. For the three months ended March 31, 2002, revenue from one customer accounted for 59% of our total revenue. No other customers individually accounted for greater than 10% of our total revenue for the three months ended March 31, 2002. The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

Cost of Revenue

     The cost of revenue declined by 28.0% to $1.0 million for the three months ended March 31, 2003 from $1.3 million for the three months ended March 31, 2002. Cost of product revenue declined by 46.5% to $0.4 million for the three-months ended March 31, 2003 compared to $0.7 million for the three months ended March 31, 2002. This decline in cost of product revenue was directly due to the lower level of product sales. Cost of service revenue declined by 5.3% to $0.6 million for the three months ended March 31, 2003 compared to $0.6 million for the three months ended March 31, 2002, due to a decrease in software development contracts, partially offset by a slight increase in the costs of our maintenance program.

Gross Margin

     Gross margin as a percentage of revenue decreased to 42.6% for the three months ended March 31, 2003 from 51% for the three months ended March 31, 2002. The decrease is due mainly to a decrease in services gross margin. Product gross margin as a percentage of total product revenue was 51.7% for the three-month period ended March 31, 2003 compared to 52.4% for the three-month period ended March 31, 2002. Services gross margin as a percentage of total service revenue decreased to 34.2% for the three months ended March 31, 2003 compared to 49.2% for the three months ended March 31, 2002, due primarily to a decrease in services revenue, which provided more limited coverage of the fixed components of the cost of our maintenance services, and relatively stable costs of other services.

Operating expenses

     Research and development. Research and development expenses decreased by 39.4% to $0.7 million for the three months ended March 31, 2003 from $1.1 million for the three months ended March 31, 2002. The decrease was due to the reduction in personnel and personnel related expenses, as a result of a 21% reduction in staffing levels in research and development relative to March 31, 2002, and a reduction in outside services and external consulting expenses.

     Sales and marketing. Sales and marketing expenses decreased by 4.2% to $1.0 million for the three months ended March 31, 2003 from $1.0 million for the three months ended March 31, 2002. The slight decrease was due to decreased travel related costs.

     General and administrative. General and administrative expenses increased by 57.2% to $1.7 million for the three months ended March 31, 2003 from $1.1 million for the three months ended March 31, 2002. The increase is due primarily to an increase in legal fees and other outside services costs.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased by 64.3% to $45,000 for the three months ended March 31, 2003 from $126,000 for the three months ended March 31, 2002. The decrease was due the cumulative effect of the completion of option amortization, as well as forfeitures of stock options by employees no longer with our company.

Other Income (Expense)

     Other income, net decreased by 83.9% to $14,000 for the three months ended March 31, 2003 from $87,000 for the three months ended March 31, 2002 due to a declining balance of cash, cash equivalents and short-term investments with lower rates of return on cash, cash equivalents and short-term investments.

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

     We had cash and cash equivalents of $5.1 million and short-term investments of $0.5 million as of March 31, 2003 compared to cash and cash equivalents of $4.8 million and short-term investments of $2.4 million as of December 31, 2002. For the three months ended March 31, 2003 we had an overall net cash inflow of $0.3 million, resulting primarily from net cash provided by investing activities of $1.9 million, offset partially by the net cash used in operations of $1.6 million. The net cash used in operating activities of $1.6 million resulted from a net loss of $2.7 million, an increase in accounts receivable of $0.3 million and a decrease in accrued liabilities of $0.2 million, offset by an increase in accounts payable of 0.6 million, an increase in deferred revenue and customer deposits of $0.6 million and a decrease in prepaid expenses and other current assets of $0.2 million. The net cash provided by investing activities resulted from the net sale of short-term investments of $1.9 million.

     At March 31, 2003, we had open purchase orders and other contractual obligations of approximately $0.7 million, primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases in our normal course of business. These commitments and obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due.

     The following table represents our future commitments under minimum annual lease payments as of March 31, 2003:

Year Ending December 31,	Amount

Second, third and fourth Quarter of 2003	$505
2004	175
2005	230
2006	230
2007	230
Thereafter	768

Total minimum lease payments	$2,138

     We rent our current office facility in Redwood Shores, California under a non-cancelable operating lease that expires in 2003.

     On February 27, 2002, we entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million as a revolving line of credit and $0.5 million as an equipment term loan. The first $1.0 million of the revolving line was available on a non-formula basis and the remainder was limited to 80% of our eligible accounts receivable. As collateral under this Loan and Security Agreement, we granted a first priority interest in all our assets, excluding intellectual property. The revolving line of credit and the equipment term loan required certain covenants to be met. On December 15, 2002, we entered into an amendment to the Loan and Security Agreement to increase the maximum funds available thereunder to $6.0 million and extend the term of the agreement. The amended Loan and Security Agreement, as further amended in March 2003, has an expiration date of February 27, 2004. The agreement, as amended, retains a first priority security interest in all our assets, excluding intellectual property. Gerald Burnett, our Chairman and Chief Executive Officer has provided a collateralized guarantee, assuring payment of our obligations under the agreement and as a consequence, a number of restrictive covenants from the original Loan and Security agreement have been deleted in the amendment, except for a quick ratio covenant, allowing us greater access to the full amount of the facility. In addition, Gerald Burnett has provided to us a commitment to provide funds up to $6.0 million (inclusive of any funds drawn by us and subject to his collateralized guarantee of our obligations under the Loan and Security Agreement) through February 27, 2004 in the event that the full $6.0 million under the Loan and Security Agreement is not available to us for any reason. As of March 31, 2003 we have not borrowed under this line of credit, and we were eligible to borrow up to $6.0 million.

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

     We expect that we will need to arrange for the availability of additional funding prior to the expiration of the Loan and Security Agreement, either through the execution of an extension of the Loan and Security Agreement or through other means, in order to meet our future business requirements for the following 12 months. We may be required to raise additional funds and additional financing may not be available on favorable terms, or at all. If we are unable to obtain additional funding on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, results of operations and ability to continue operations. There can be no assurance that such funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock, and debt financing, if available, may involve significant fees, interest payment obligations and restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products.

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This Statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. We are required to adopt this statement for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption to have a significant impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, “Summary of Statement No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS 148.

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

     We incurred net losses of $2.7 million for the three months ended March 31, 2003, $7.6 million for the year 2002, and $7.9 million for the year 2001. As of March 31, 2003, our accumulated deficit was $74.8 million. Our revenue may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business in the future. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers. If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable. If we fail to achieve our plan of generating positive cash flow from operations over the next 12 months, we may be required to raise additional funds, and additional financing may not be available on favorable terms, if at all. Although our Chairman and Chief Executive Officer has guaranteed our Loan and Security Agreement, we cannot be certain that he will continue to do so.

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

     Economic growth in the United States has slowed to the point where industries are delaying or reducing technology purchases. These conditions have negatively affected our business in 2003 and 2002, and will in the future if these conditions persist. If our customers and potential customers continue to delay ordering our products, we will fall short of our revenue expectations for 2003 and beyond. The outlook for the video communications industry is uncertain and it is very difficult to predict how long the current slowdown will last. Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had and could continue to have a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

     We have filed a complaint alleging patent infringement against Polycom, Inc. The prosecution of this lawsuit could require us to expend significant financial and managerial resources and may have a material negative impact on our business. If we do not prevail, we may be required to pay monetary damages.

     On September 23, 2002, CPI, our wholly-owned subsidiary, commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The four patents involved are U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547 and 6,343,314. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. Polycom responded to CPI’s claims on November 14, 2002, at which time it both answered the complaint and asserted counterclaims against CPI for non-infringement, invalidity and unenforceability. On January 31, 2003 Polycom filed a motion with the court requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. A hearing was held on March 7, 2003, at which time the judge granted Polycom’s motion to amend its counterclaims. A trial date for CPI’s claims against Polycom and Polycom’s counterclaims has not yet been set. The prosecution of this lawsuit and the defense of the Polycom counterclaim may require us to expend significant financial and managerial resources and therefore may have a material negative impact on our business. The duration and ultimate outcome of this litigation are uncertain. In addition, an adverse judgment, if entered against CPI or Avistar, could require CPI or Avistar to pay substantial compensation and/or damages to Polycom, which could harm our business, financial position and results of operations and cause our stock price to decline substantially. Three of the four counterclaims for patent infringement relate to equipment provided to Avistar by a third-party and Avistar’s agreement with that third-party supplier provides for indemnification of Avistar by that third party. Nevertheless, litigation such as this suit can take years to resolve and can be expensive to prosecute and defend. Regardless of the outcome, the prosecution of CPI’s claims and defense of the counterclaims in this lawsuit may require us to obtain additional financing.

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

     Although we have renewed our Loan and Security Agreement, which provides a credit line of $6.0 million, we may need to arrange for the availability of additional funding in order to meet our future business requirements. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements, or finance our litigation with Polycom, which could seriously harm our business, financial condition, results of operations and ability to continue operations. There can be no assurance that such funding will be available on terms attractive to us, or at all. Our Chairman and Chief Executive Officer has personally guaranteed the Loan and Security Agreement through February 27, 2004. We cannot be sure that he will be willing to continue to guarantee our borrowings based on the available terms beyond February 27, 2004, if at all. Furthermore, any additional equity financing may be dilutive to stockholders and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products.

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

     Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its usefulness and value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Revenue generated from follow-on orders accounted for approximately 99% of our revenue for the three months ended March 31, 2003 and 2002. Current economic conditions have led to decreases in our clients’ capital spending, and we have experienced a decrease in the size and number of follow-on orders. Our future financial performance depends on successful initial installations of our system and successful generation of follow-on orders as the Avistar network expands within a customer organization. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

     Because we depend on a few customers for a majority of our revenue, the loss of one or more of them could cause a significant decrease in our revenue.

     We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank AG and UBS Warburg LLC and their affiliates. Collectively, these customers accounted for 68% of our revenue for the three months ended March 31, 2003. For the three months ended March 31, 2002, Deutsche Bank AG and its affiliates accounted for 59% of our revenue. No other customers individually contributed greater than 10% of our total revenue for the three months ended March 31, 2002. We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue. As of March 31, 2003, approximately 68% of our accounts receivable were concentrated with two customers. As of December 31, 2002, approximately 65% of our accounts receivable were concentrated with one customer.

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

     Our system is designed to work with a variety of hardware and software configurations and data networking infrastructures used by our customers. However, our software may not operate correctly on all hardware and software platforms or with all programming languages, database environments and systems that our customers use. Also, we must constantly modify and improve our system to keep pace with changes made to our customers’ platforms, data networking infrastructures, and their evolving ability to transport video and other applications. This may result in uncertainty relating to the timing and nature of our new release announcements, introductions or modifications, which in turn may cause confusion in the market, with a potentially harmful effect on our business. If we fail to promptly modify or improve our system in response to evolving industry standards or customers’ demands, our system could become obsolete, which would harm our financial condition and reputation.

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

     Currently, our competition comes from many other kinds of companies, including communication equipment, integrated solution, broadcast video and stand-alone point solution providers. Within the video-enabled network communications market, we compete primarily against Polycom, Tandberg Inc. and VCON Telecommunications Ltd. We face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Inc., Hewlett-Packard Company, Microsoft Corporation, RealNetworks, Inc. and WebEx Communications, Inc., that enable web-based or network-based video communications with low-cost digital camera systems. The market in which we operate is highly competitive. In addition, because our industry is relatively new and one which is characterized by rapid technological change, evolving user needs, developing industry standards and protocols and the frequent introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market.

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

     A third party could claim that our technology infringes upon its proprietary rights. As the number of software systems in our target market increases and the functionality of these systems overlap, we believe that the number of infringement suits filed by software developers may increase. At a hearing held on March 7, 2003, the judge in the existing lawsuit in which CPI is claiming that

Polycom infringes four CPI patents granted Polycom’s motion to amend its counterclaims to include claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. A trial date for CPI’s claims against Polycom and Polycom’s proposed counterclaims has not yet been set. Three of the four counterclaims for patent infringement relate to equipment provided to Avistar by a third-party and Avistar’s agreement with that third-party supplier provides for indemnification of Avistar by that third party. Nevertheless, prosecuting and defending against any infringement claims, even those that are not meritorious, could result in the expenditure of significant financial and managerial resources, could take years to resolve and may require us to obtain additional financing. In addition, if we are found liable for infringement, it could require CPI or Avistar to pay substantial compensation and/or damages to Polycom and we may not be able to continue offering that portion of our system that is found to be infringing. Redesigning our system components to avoid alleged or actual infringement could result in the expenditure of significant and managerial resources and diminish the value of our system, which could harm our business, financial position and results of operations and cause our stock price to decline substantially.

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

     We depend on outside contract manufacturers to produce components of our systems. Most of our compression and decompression product, or gateway product, is currently supplied by a single source, Tandberg, Inc. In addition, we depend on various third party suppliers for the cameras, microphones, speakers and monitors that we install at desktops and in conference rooms as a part of each video communications network system. Two of these contract manufacturers, SAE Materials Inc. and Pacific Corporation, are single source suppliers for key components of our products. Another supplier, Equator Technologies Inc., is our only current source of a component to be used in products recently introduced or to be introduced into the marketplace. Our reliance on these third parties involves a number of risks, including:

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

     If the communications networks utilized by our customers experience difficulties or become incompatible with our products, our customer’s perceptions of our system may suffer and our business may be adversely affected.

     Our system is designed to work with a variety of hardware and software configurations and data networking infrastructures used by our customers. However, our products may not operate correctly on other networking structures adopted by our customers. Our systems require the existence and maintenance of network infrastructures by our customers or third party network providers. If these network providers fail to properly maintain such networks, experience network failures or make changes to their networks that are incompatible with our products, our products may not operate correctly. If such network-related problems were to occur, our customers may perceive our systems as the source of the problem and our relationships with such customers may be adversely affected causing our business to suffer.

     We are utilizing a private provider of virtual private networks, or VPNs, for our internal network, and we have introduced this provider to several of our customers for their video network needs. Some of our customers have retained this provider. Although the resulting contractual relationship is between our customer and this provider, in the event that this provider fails to meet the performance expectations of our customers, our customers’ dissatisfaction with this provider could impact their perception of our products and/or adversely impact our relationship with them.

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

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 50% of total revenue for the three months ended March 31, 2003 and 52% for the three months ended March 31, 2002. Some of the risks we may encounter in conducting international business activities include the following:

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

     Continued listing on The NASDAQ SmallCap Market requires that the minimum closing bid price of our common stock not fall below $1.00 for 30 consecutive trading days. On April 29, 2003, we received notification from The NASDAQ Stock Market that we are out of compliance with the minimum closing bid price requirement of $1.00 per share set forth in Marketplace Rule 4310(c)(4). Therefore, our common stock may be delisted from trading on The NASDAQ SmallCap Market on or about October 27, 2003 if the minimum closing bid price of our common stock does not equal or exceed $1.00 for a minimum of ten consecutive trading days. Additionally, if we demonstrate at the end of this grace period that we are in compliance with The NASDAQ SmallCap Market core listing standards (that is, either $750,000 net income for the most recently completed fiscal year, stockholders’ equity of $5 million or market capitalization of $50 million), we may be allowed an additional 180-day grace period to meet the $1.00 minimum closing bid price requirement, or until April 24, 2004. If our stock does not satisfy the continued listing requirements before then, we may attempt to seek review of The NASDAQ Stock Market’s decision to delist our stock, or may apply for quotation of our common stock on any other organized market on which the shares may be eligible for trading. There can be no assurance that our common stock will satisfy the requirements for continued listing on The NASDAQ SmallCap Market.

     If we are unable to maintain the listing of our common stock for trading on The NASDAQ SmallCap Market, there may be adverse impact on the market price and liquidity of our common stock, and our stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. Delisting of our common stock from The NASDAQ SmallCap Market could also materially adversely affect our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel. In addition, if we were unable to list our common stock for trading on The NASDAQ SmallCap Market, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

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

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 78% of our common stock as of March 31, 2003. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause the market price of our common stock to decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 50% of total revenue for the three months ended March 31, 2003 and 52% for the three months ended March 31, 2002. As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

     Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. We expect that our interest income will be negatively affected by recent declines in short-term interest rates. There has not been a material change in our exposure to interest rate and foreign currency risk since the date of our annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 25, 2003.

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

     The following table provides information about our investment portfolio. For investment securities, the table presents cash and cash equivalents and short-term investments and related weighted average interest rates by category at March 31, 2003.

		Weighted Average
Description	Amounts	Interest Rate

	(in thousands)
Cash and cash equivalents and short-term investments:
Cash	$1,399	—
Market preferreds	1,500	—
Other cash equivalents	2,187	1.12%
Short-term investments	500	1.60%

Fair Value at March 31, 2003	$5,586

Item 4. Controls and Procedures

(a)	Based on our evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

               PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.

     On September 23, 2002, CPI, our wholly-owned subsidiary, commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The four patents involved are U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547 and 6,343,314. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. Polycom responded to CPI’s claims on November 14, 2002, at which time it both answered the complaint and asserted counterclaims against CPI for non-infringement, invalidity and unenforceability. On January 31, 2003 Polycom filed a motion with the court requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. A hearing was held on March 7, 2003, at which time the judge granted Polycom’s motion to amend its counterclaims. A trial date for CPI’s claims against Polycom and Polycom’s counterclaims has not yet been set.

     The prosecution of this lawsuit and the defense of the Polycom counterclaim may require us to expend significant financial and managerial resources and therefore may have a material negative impact on our business. The duration and ultimate outcome of this litigation are uncertain. In addition, an adverse judgment, if entered against CPI or Avistar, could require CPI or Avistar to pay substantial compensation and/or damages to Polycom, which could harm our business, financial position and results of operations and cause our stock price to decline substantially. Three of the four counterclaims for patent infringement relate to equipment provided to Avistar by a third-party and Avistar’s agreement with that third-party supplier provides for indemnification of Avistar by that third party. Nevertheless, litigation such as this suit can take years to resolve and can be expensive to prosecute and defend. Regardless of the outcome, the prosecution of CPI’s claims and defense of the counterclaims in this lawsuit may require us to obtain additional financing.

     Item 5. Other Information.

     Continued listing on The NASDAQ SmallCap Market requires that the minimum closing bid price of our common stock not fall below $1.00 for 30 consecutive trading days. On April 29, 2003, we received notification from The NASDAQ Stock Market that we are out of compliance with the minimum closing bid price requirement of $1.00 per share set forth in Marketplace Rule 4310(c)(4). Therefore, our common stock may be delisted from trading on The NASDAQ SmallCap Market on or about October 27, 2003 if the minimum closing bid price of our common stock does not equal or exceed $1.00 for a minimum of ten consecutive trading days. Additionally, if we demonstrate at the end of this grace period that we are in compliance with The NASDAQ SmallCap Market core listing standards (that is, either $750,000 net income for the most recently completed fiscal year, stockholders’ equity of $5 million or market capitalization of $50 million), we may be allowed an additional 180-day grace period to meet the $1.00 minimum closing bid price requirement, or until April 24, 2004. If our stock does not satisfy the continued listing requirements before then, we may attempt to seek review of The NASDAQ Stock Market’s decision to delist our stock, or may apply for quotation of our common stock on any other organized market on which the shares may be eligible for trading. There can be no assurance that our common stock will satisfy the requirements for continued listing on The NASDAQ SmallCap Market.

     Item 6. Exhibits.

(a)	Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of May 2003.

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

Date: May 14, 2003

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

Date: May 14, 2003

By:	/s/ Robert J. Habig

Robert J. Habig
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

(a)	Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.