Form 10-Q
period 2003-06-30
AVISTAR COMMUNICATIONS CORP
filed 2003-08-13
CIK 1111632

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes [  ]     No [X]

At June 30, 2003, 25,330,821 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2003 and December 31, 2002
(in thousands, except share and per share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$3,646	$4,783
Short-term investments	—	2,402
Accounts receivable, net of allowance for doubtful accounts of $48 at June 30, 2003 and $69 December 31, 2002	1,043	740
Inventories, including inventory shipped to customers’ sites, not yet installed of $48 at June 30, 2003 and $71 at December 31, 2002	1,017	1,148
Prepaid expenses and other current assets	329	629

Total current assets	6,035	9,702
Property and equipment, net	305	378
Other assets	320	320

Total assets	$6,660	$10,400

Liabilities and Stockholders’ Equity:
Current liabilities:
Line of Credit	$750	$—
Accounts payable	965	558
Deferred revenue and customer deposits	1,183	996
Accrued liabilities and other	820	898

Total current liabilities	3,718	2,452

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized at June 30, 2003 and December 31, 2002; 26,510,446 and 26,465,058 shares issued at June 30, 2003 and December 31, 2002, respectively	26	26
Less: treasury common stock, 1,179,625 shares at June 30, 2003 and December 31, 2002, at cost	(51)	(51)
Additional paid-in-capital	80,321	80,254
Deferred stock compensation	(45)	(135)
Other comprehensive income	—	2
Accumulated deficit	(77,309)	(72,148)

Total stockholders’ equity	2,942	7,948

Total liabilities and stockholders’ equity	$6,660	$10,400

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2003 and 2002
(in thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenue:
Product	$569	$901	$1,370	$2,416
Services, maintenance and support	916	1,101	1,778	2,286

Total revenue	1,485	2,002	3,148	4,702

Cost of revenue:
Product	314	523	700	1,262
Services, maintenance and support	562	643	1,129	1,227

Total cost of revenue	876	1,166	1,829	2,489

Gross margin	609	836	1,319	2,213

Operating Expenses:
Research and development	615	941	1,311	2,090
Sales and marketing	944	894	1,915	1,908
General and administrative	1,480	1,114	3,182	2,197
Amortization of deferred stock compensation *	45	93	90	219

Total operating expenses	3,084	3,042	6,498	6,414

Loss from operations	(2,475)	(2,206)	(5,179)	(4,201)

Other income (expense):
Interest income	9	73	28	164
Other income (expense), net	(5)	224	(10)	220

Total other income, net	4	297	18	384

Net loss	$(2,471)	$(1,909)	$(5,161)	$(3,817)

Net loss per share - basic and diluted	$(0.10)	$(0.08)	$(0.20)	$(0.15)

Weighted average shares used in calculating basic and diluted net loss per share	25,343	25,250	25,332	25,241

* Amortization of deferred stock compensation excluded from the following expenses:
Cost of revenue	$5	$12	$10	$28
Research and development	4	8	8	20
Sales and marketing	35	71	70	166
General and administrative	1	2	2	5

	$45	$93	$90	$219

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2003 and 2002
(in thousands)

	Six Months Ended

	June 30,	June 30,
	2003	2002

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(5,161)	$(3,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	105	188
Stock-based compensation	90	286
Compensation on options issued to consultants	19	—
Provision for doubtful accounts	65	151
Changes in current assets and liabilities:
Accounts receivable	(368)	1,199
Inventories	131	20
Prepaid expenses and other current assets	300	606
Other assets	—	(8)
Accounts payable	407	(364)
Deferred revenue and customer deposits	187	(697)
Accrued liabilities and other	(78)	(935)

Net cash used in operating activities	(4,303)	(3,371)

Cash Flows from Investing Activities:
Sale of short-term investments	2,400	2,407
Purchase of property and equipment	(32)	(79)

Net cash provided by investing activities	2,368	2,328

Cash Flows from Financing Activities:
Decrease in bank overdraft	—	(149)
Proceeds from issuance of common stock	48	75
Proceeds from draw on line of credit	750	—

Net cash provided by (used in) financing activities	798	(74)

Net decrease in cash and cash equivalents	(1,137)	(1,117)
Cash and cash equivalents, beginning of period	4,783	7,455

Cash and cash equivalents, end of period	$3,646	$6,338

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

Basis of Presentation

     The unaudited balance sheet as of June 30, 2003 presents the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (ASUK) and CPI after elimination of all intercompany accounts and transactions. The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

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

Risks and Uncertainties

     The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products over time is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $77.3 million as of June 30, 2003. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

     The Company’s future liquidity and capital requirements will depend upon numerous factors, including, but not limited to, the costs and timing of its expansion of product development efforts and the success of these development efforts, the costs and timing of its expansion of sales and marketing activities, the extent to which its existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining, enforcing and defending patent claims and other intellectual property rights, the level and timing of revenue and other factors. The Company may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. If the Company cannot raise additional funds, if needed, on acceptable terms, the Company may not be able to develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm the Company’s business, financial condition, results of operations and ability to continue operations. If additional funds are raised through the issuance of equity securities, the Company’s net tangible book value per share is likely to decrease, the percentage ownership of then current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company’s common stock. Debt financing, if available, may involve significant fees, interest payment obligations and restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products.

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

Cash and Cash Equivalents and Short Term Investments

     The Company considers all investment instruments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents at June 30, 2003 and December 31, 2002 consisted of money market funds and short-term securities. The Company has classified all investments not classified as cash equivalents as short term since it has the intent and ability to redeem them within one year. The Company classifies its short-term investments as available for sale with unrealized gains or losses reported as a separate component of stockholders’ equity. The fair value of the Company’s investments was determined based on quoted market prices at the reporting date for those instruments. As of June 30, 2003, there was no difference between the cost and fair value of the Company’s investments.

Supplemental Cash Flow Information

     During the six months ended June 30, 2003 and 2002, no cash was paid for income taxes or interest.

Significant Concentrations

     A relatively small number of customers accounted for a significant percentage of the Company’s net sales. Sales to these customers as a percentage of sales were as follows for the three and six months ended June 30, 2003 and 2002:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

	(UNAUDITED)		(UNAUDITED)
Customer A	64%	66%	61%	62%
Customer B	11%	*	*	*

*	Less than 10%

     Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position and/or results of operations.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy. Concentration of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of June 30, 2003, approximately 90% of accounts receivable were concentrated with two customers, each of whom represented more than 10% of the Company’s total accounts receivable balance. As of December 31, 2002, approximately 65% of accounts receivable were concentrated with one customer.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
Raw materials and subassemblies	$69	$70
Finished goods	900	1,007
Inventory shipped to customer sites, not yet installed	48	71

	$1,017	$1,148

     Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of June 30, 2003 and December 31, 2002, the Company had billed approximately $145,000 and $50,000, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer. Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

Revenue Recognition and Deferred Revenue

     The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” The Company recognizes revenue from product sales when all of the following conditions are met: the product has been shipped, an arrangement exists with the customer at a fixed price and the Company has the right to invoice the customer, collection of the receivable is probable, and the Company has fulfilled all of its material contractual obligations to the customer.

     When the Company provides installation services, the product and installation revenue is recognized upon completion of the installation process and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above. When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above. Payment for product is due upon shipment, subject to specific payment terms. Payment for installation and professional services are due upon providing the services, subject to specific payment terms. If payments for systems are made in advance of the completion of installation, such amounts are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets until installation has occurred and the customer has provided confirmation. Reimbursements received for out-of-pocket expenses incurred during installation and support services, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

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

Stock-Based Compensation

     The Company applies the intrinsic-value-based method of accounting for stock-based compensation prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share date).

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(2,471)	$(1,909)	$(5,161)	$(3,817)
Add stock – based employee compensation expense included in reported net loss, net of tax	45	93	90	219
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(1,078)	(995)	(2,078)	(1,933)

Pro forma net loss	$(3,504)	$(2,811)	$(7,149)	$(5,531)
Basic and diluted loss per share
As reported	$(0.10)	$(0.08)	$(0.20)	$(0.15)
Pro forma	$(0.14)	$(0.11)	$(0.28)	$(0.22)

     The fair value of options granted for the three months ended June 30, 2003 and 2002 is estimated on the date of grant using the following assumptions:

	2003	2002

Expected dividend	0%	0%
Average risk-free interest rate	2.9%	4.6%
Expected volatility	187%	185%
Expected term (in years)	4	4

Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 on its financial position or results of operations.

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

     In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.

3. Line of Credit

     On February 27, 2002, the Company entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million as a revolving line of credit and $0.5 million as an equipment term loan. The first $1.0 million of the revolving line was available on a non-formula basis, and the remainder was limited to 80% of the Company’s eligible accounts receivable. As collateral under this Loan and Security Agreement, the Company granted a first priority security interest in all of the Company’s assets, excluding intellectual property. The revolving line of credit and the equipment term loan required certain covenants to be met. On December 15, 2002, the Company entered into an amendment to the Loan and Security Agreement to increase the maximum funds available thereunder to $6.0 million and extend the term of the agreement. The amended Loan and Security Agreement, as further amended in March 2003, has an expiration date of February 27, 2004. The agreement, as amended, retains a first priority security interest in all of the Company’s assets, excluding intellectual property. Furthermore, Gerald Burnett, Chairman and Chief Executive Officer of the Company, has provided a collateralized guarantee to the financial institution, assuring payment of the Company’s obligations under the agreement. As a consequence, restrictive covenants from the original Loan and Security agreement have been deleted in the amendment, except for a quick ratio covenant, allowing the Company greater access to the full amount of the facility. In addition, Gerald Burnett has committed to provide funds up to $6.0 million (inclusive of any funds drawn by the Company under the Loan and Security Agreement and subject to his collateralized guarantee of the Company’s obligations thereunder) through February 27, 2004 in the event that the full $6.0 million under the Loan and Security Agreement is not available to the Company for any reason. As of June 30, 2003, the Company has borrowed $750,000 under this line of credit, and additionally, the Company was eligible to borrow up to an additional $5.25 million under the line of credit.

4. Related Party Transactions

     Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), has served as a director of the Company since February 2001. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During the six months ended June 30, 2003 and 2002, payments of approximately $150,000 and $80,000, respectively, were made to WSGR for legal services provided to the Company.

     During the six months ended June 30, 2003 and 2002, payments for consulting fees of approximately $100,000 and $110,000, respectively, were made to R. Stephen Heinrichs, a former officer of the Company, who is also a member of the Board of Directors, pursuant to a Separation Agreement between Mr. Heinrichs and the Company dated April 26, 2001.

     Gerald Burnett, Chairman and Chief Executive Officer of the Company has provided a collateralized guarantee, assuring payment of the Company’s obligations under a Loan and Security Agreement with a financial institution dated February 27, 2002, as amended. In addition, Gerald Burnett has committed to provide funds up to $6.0 million (inclusive of any funds drawn by the Company under the Loan and Security Agreement and subject to his collateralized guarantee of the Company’s obligations thereunder) through February 27, 2004 in the event that the full $6.0 million under the Loan and Security Agreement is not available to the Company for any reason.

5. Legal Proceedings

     On September 23, 2002, CPI, a wholly owned subsidiary of the Company, filed a patent infringement lawsuit against Polycom, Inc., alleging that several Polycom videoconferencing products infringe four patents of CPI. Polycom responded to CPI’s claims on November 14, 2002, at which time it both answered the complaint and asserted counterclaims against CPI for non-infringement, invalidity and unenforceability. On January 31, 2003, Polycom filed a motion with the court requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. A hearing was held on March 7, 2003, at which time the judge granted Polycom’s motion to amend its counterclaims. Three of the four counterclaims for patent infringement relate to equipment provided to Avistar by a third-party and Avistar’s agreement with that third-party supplier provides for indemnification of Avistar by that third party. A trial date for CPI’s claims against Polycom and Polycom’s counterclaims has not yet been set. The three counterclaims involving the third party were dropped on June 23, 2003, subsequent to an agreement between Polycom and the third party.

6. Net Loss Per Share

     Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128 (“SFAS 128”), “Earnings Per Share,” for all periods presented.

     In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three and six months ended June 30, 2003 and 2002, because all such securities are antidilutive. Accordingly, diluted net loss per share approximates basic net loss per share for all periods presented.

     The total number of shares excluded from the calculations of diluted net loss per share was 1,387,694 and 2,602,136 for the three months ended June 30, 2003 and 2002, respectively, and 824,191 and 4,122,949 for the six months ended June 30, 2003 and 2002, respectively.

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

	Avistar	CPI	Total

Three Months Ended June 30, 2003
Revenue	$1,485	$—	$1,485
Gross margin	609	—	609
Depreciation expense	(52)	(1)	(53)
Total operating expenses	(2,543)	(541)	(3,084)
Interest income	9	—	9
Net loss	(1,930)	(541)	(2,471)
Assets	6,484	176	6,660
Three Months Ended June 30, 2002
Revenue	$2,002	$—	$2,002

	Avistar	CPI	Total

Gross margin	836	—	836
Depreciation expense	(90)	(1)	(91)
Total operating expenses	(2,812)	(230)	(3,042)
Interest income	73	—	73
Net loss	(1,679)	(230)	(1,909)
Assets	13,451	167	13,618
Six Months Ended June 30, 2003
Revenue	$3,148	$—	$3,148
Gross margin	1,319	—	1,319
Depreciation expense	(104)	(1)	(105)
Total operating expenses	(5,300)	(1,198)	(6,498)
Interest income	28	—	28
Net loss	(3,963)	(1,198)	(5,161)
Six Months Ended June 30, 2002
Revenue	$4,702	$—	$4,702
Gross margin	2,213	—	2,213
Depreciation expense	(186)	(2)	(188)
Total operating expenses	(5,977)	(437)	(6,414)
Interest income	164	—	164
Net loss	(3,380)	(437)	(3,817)

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 65% and 45% of total revenue for the three months ended June 30, 2003 and 2002, respectively. International revenue comprised 57% and 49% for the six months ended June 30, 2003 and 2002, respectively. For the three months ended June 30, 2003 and 2002, international revenues to customers in the United Kingdom accounted for 47% and 28%, respectively, of total revenue. For the six months ended June 30, 2003 and 2002, international revenues from customers in the United Kingdom accounted for 22% and 29%, respectively, of total revenue. All of the Company’s sales are currently billed in United States dollars. The Company had no significant net sales or long-lived assets in any country other than in the United States for any period presented.

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

Overview

     We develop, market and support an integrated suite of video-enabled vBusiness applications, all powered by our AvistarVOS software. From the desktop, we deliver TV-quality interactive video calling, content creation and publishing, broadcast origination and distribution, video-on-demand and integrated data sharing. Our video and data collaboration applications are all managed by the AvistarVOS video operating system. Our customers use our system to improve productivity and communication within their enterprise, and between enterprises to enhance relationships with customers, suppliers and partners. Using AvistarVOS software and leveraging video, telephony and Internet networking standards, our applications are designed to be scalable, reliable, cost effective, easy to use and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We sell our system directly to enterprises in selected strategic vertical markets and have focused initially on the financial services and manufacturing industries. Our objective is to establish our technology as the standard for networked video.

     We operate in two segments. We engage in the design, development, manufacturing, sale and marketing of networked video communications products, and associated support services and Collaboration Properties, Inc., or CPI, our wholly-owned subsidiary, engages in the prosecution, maintenance, support and licensing of the intellectual property that we have developed, some of which is used in our products. As of June 30, 2003, CPI had not entered into any such third party licensing agreements.

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

Revenue Recognition

     We derive product revenue principally from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. In addition, we derive revenue from fees for installation, maintenance, support, training services and software development. Product revenue as a percentage of total revenue was 38% for the three-month period ended June 30, 2003 and 45% for the three-month period ended June 30, 2002. Product revenue as a percentage of total revenue was 44% for the six-month period ended June 30, 2003 and 51% for the six-month period ended June 30, 2002.

     We recognize revenue from product sales when all of the following conditions are met: the product has been shipped, an arrangement exists with the customer at a fixed price and we have the right to invoice the customer, collection of the receivable is probable, and we have fulfilled all of our material contractual obligations to the customer. When we provide installation services, the product and installation revenue is recognized upon completion of installation and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above. When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above. Payment for product is due upon shipment, subject to specific payment terms. The price charged for maintenance and/or support services is stipulated in the customer contract and is based on a percentage of product revenue. Customers have the option to renew the maintenance and/or support services in subsequent periods at the same rate as paid in the initial year. Revenue from maintenance and support is recognized pro-rata over the maintenance and/or support term, which is typically one year in length. Training services are offered independently of the purchase of product. The value of these training services is determined based on the price charged when such services are sold separately and training revenue is recognized upon performance of the service. We recognize service revenue from software development contracts using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price, we have fulfilled all of our material contractual obligations to the customer for a deliverable of the contract, verification of completion of the deliverable has been received, and collection of the receivable is probable. Reimbursements received for out-of-pocket expenses incurred during installation and support services, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

     To date, a significant portion of our revenue has resulted from sales to a limited number of customers. For the six months ended June 30, 2003, we recorded revenue of approximately $1.9 million, or 61% of total revenue, from Deutsche Bank AG and its affiliates. No other customers individually accounted for greater than 10% of our total revenue for the six months ended June 30, 2003. For the six months ended June 30, 2002, we recorded revenue of approximately $2.9 million, or 62% of total revenue, from Deutsche Bank AG and its affiliates. No other customers individually accounted for greater than 10% of our total revenue for the six months ended June 30, 2002. We anticipate that our revenue, and therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers. As a result, the loss of or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 57% of total revenue for the six months ended June 30, 2003, and 49% for the six months ended June 30, 2002.

Valuation of Accounts Receivable

     Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends and the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts was understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of June 30, 2003, approximately 90% of our accounts receivable balance was concentrated with two customers, each of whom represented more than 10% of our total accounts receivable. As of December 31, 2002, approximately 65% of our accounts receivable were concentrated with one customer.

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

Results of Operations

     The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	PERCENTAGE OF TOTAL REVENUE

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

Revenue:
Product	38.3%	45.0%	43.5%	51.4%
Services, maintenance and support	61.7	55.0	56.5	48.6

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	21.1	26.1	22.2	26.8
Services, maintenance and support	37.9	32.1	35.9	26.1

Total cost of revenue	59.0	58.2	58.1	52.9

Gross margin	41.0	41.8	41.9	47.1

Operating expenses:
Research and development	41.4	47.0	41.6	44.4
Sales and marketing	63.6	44.7	60.8	40.6
General and administrative	99.7	55.6	101.1	46.7
Amortization of deferred stock compensation	3.0	4.6	2.9	4.7

Total operating expenses	207.7	151.9	206.4	136.4

Loss from operations	(166.7)	(110.1)	(164.5)	(89.3)

Other income (expense):
Interest income	0.6	3.6	0.9	3.5
Other income (expense), net	(0.3)	11.2	(0.3)	4.7

Total other income	0.3	14.8	0.6	8.2

Net loss	(166.4)%	(95.3)%	(163.9)%	(81.1)%

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenue

     Total revenue decreased by 25.8% to $1.5 million for the three months ended June 30, 2003 from $2.0 million for the three months ended June 30, 2002 and decreased by 33% to $3.1 million for the six months ended June 30, 2003 from $4.7 million for the six months ended June 30, 2002. The decrease in the three and six month periods was due primarily to lower product sales, reflecting continued weakness in the United States and global economies, particularly in the financial services sector. This weakness has led to a continued delay in procurement decisions and increasingly constrained technology spending among our existing and potential customers.

     For the three months ended June 30, 2003, revenue from two customers accounted for 75% of total revenue, each of whom accounted for greater than 10% of our total revenue. For the three months ended June 30, 2002, revenue from one customer accounted for 66% of our total revenue. No other customers individually accounted for greater than 10% of our total revenue for the three months ended June 30, 2002. For the six months ended June 30, 2003, revenue from one customers accounted for 61% of total revenue. No other customers individually accounted for greater than 10% of our total revenue for the three months ended June 30, 2003. For the six months ended June 30, 2002, revenue from one customer accounted for 62% of our total revenue. No other customers individually accounted for greater than 10% of our total revenue for the three months ended June 30, 2002. The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

Cost of Revenue

     The cost of revenue declined by 24.9% to $0.9 million for the three months ended June 30, 2003 from $1.2 million for the three months ended June 30, 2002 and decreased by 26.5% to $1.8 million for the six months ended June 30, 2003 from $2.5 million for the six months ended June 30, 2002. Cost of product revenue declined by 40.0% to $0.3 million for the three months ended June 30, 2003 from $0.5 million for the three months ended June 30, 2002 and decreased by 44.5% to $0.7 million for the six months ended June 30, 2003 from $1.3 million for the six months ended June 30, 2002. This decline in cost of product revenue was directly due to the lower level of product sales and the associated direct product costs. Cost of service revenue declined by 12.6% to $0.6 million for the three months ended June 30, 2003 from $0.6 million for the three months ended June 30, 2002 and decreased by 8.0% to $1.1 million for the six months ended June 30, 2003 from $1.2 million for the six months ended June 30, 2002. This decline in cost of service revenue was due primarily to declines in the fixed components of the cost of service revenue, including a reduction in personnel and personnel related expenses, partially offset by an increase in costs related to software development contracts.

Gross Margin

     Gross margin as a percentage of revenue decreased to 41.0% for the three months ended June 30, 2003 from 41.8% for the three months ended June 30, 2002, and decreased to 41.9% for the six months ended June 30, 2003 from 47.1% for the six months ended June 30, 2002. The decreases in the three and six month periods ended June 30, 2003 relative to the same periods in 2002 were due primarily to the lower overall revenue base, which provided more limited coverage of the fixed components of the cost of sales. Product gross margin as a percentage of total product revenue increased slightly to 44.8% for the three month period ended June 30, 2003 compared to 42.0% for the three month period ended June 30, 2002, and increased slightly to 48.9% for the six months ended June 30, 2003 compared to 47.8% for the six months ended June 30, 2002. Services gross margin as a percentage of total service revenue decreased to 38.6% for the three months ended June 30, 2003 compared to 41.6% for the three months ended June 30, 2002, and decreased to 36.5% for the six months ended June 30, 2003 compared to 46.3% for the six months ended June 30, 2002 due primarily to a decrease in services revenue, which provided more limited coverage of the fixed components of the cost of our maintenance services, and an increase in costs related to software development contracts, partially offset by the decline in personnel and personnel related expenses.

Operating expenses

     Research and development. Research and development expenses decreased by 34.6% to $0.6 million for the three months ended June 30, 2003 from $0.9 million for the three months ended June 30, 2002, and decreased by 37.3% to $1.3 million for the six months ended June 30, 2003 from $2.1 million for the six months ended June 30, 2002. The decrease was due to decreases in personnel related expenses, outside services and external consulting expenses and reduced capital expenditures, offset in part by increased software development costs.

     Sales and marketing. Sales and marketing expenses increased slightly by 5.6% to $0.9 million for the three months ended June 30, 2003 from $0.9 million for the three months ended June 30, 2002, and remained flat at $1.9 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

     General and administrative. General and administrative expenses increased by 32.9% to $1.5 million for the three months ended June 30, 2003 from $1.1 million for the three months ended June 30, 2002, and increased by 44.8% to $3.2 million for the six months ended June 30, 2003 from $2.2 million for the six months ended June 30, 2002. The increase was due primarily to an increase in legal fees.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased by 51.6% to $45,000 for the three months ended June 30, 2003 from $93,000 for the three months ended June 30, 2002, and decreased by 58.9% to $90,000 for the six months ended June 30, 2003 from $219,000 for the six months ended June 30, 2002. The decrease was due to the completion of option amortization, and the forfeitures of stock options by employees no longer with our company.

Other Income (Expense)

     Other income, net decreased by 98.7% to $4,000 for the three months ended June 30, 2003 from $297,000 for the three months ended June 30, 2002, and decreased 95.3% to $18,000 for the six months ended June 30, 2003 from $384,000 for the six months ended June 30, 2002 due to a declining balance of cash, cash equivalents and short-term investments with lower rates of return on cash, cash equivalents and short-term investments, and the net grant proceeds received in the three month period ending June 30, 2002 from the New York disaster relief program associated with the events of September 11, 2001 of approximately $230,000.

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

     We had cash and cash equivalents of $3.6 million as of June 30, 2003 compared to cash and cash equivalents of $4.8 million and short-term investments of $2.4 million as of December 31, 2002. For the six months ended June 30, 2003 we had an overall net cash outflow of $1.1 million, resulting primarily from net cash used in operations of $4.3 million, offset partially by the net cash provided by investing activities of $2.4 million and the net cash provided by financing activities of $0.8 million. The net cash used in operating activities of $4.3 million resulted from a net loss of $5.2 million, an increase in accounts receivable of $0.4 million, offset by an increase in accounts payable of $0.4 million, a decrease in prepaid expenses and other current assets of $0.3 million and an increase in deferred revenue and customer deposits of $0.2 million. The net cash provided by investing activities resulted from the net sale of short-term investments of $2.4 million. The net cash provided by financing activities resulted from the draw on our line of credit of $0.8 million.

     At June 30, 2003, we had open purchase orders and other contractual obligations of approximately $0.6 million, primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases. These purchase order commitments and contractual obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due.

     The following table represents our future commitments under minimum annual lease payments as of June 30, 2003 (in thousands):

Year Ending December 31,	Amount

Third and fourth Quarter of 2003	$315
2004	175
2005	230
2006	230
2007	230
Thereafter	921

Total minimum lease payments	$2,101

     We rent our current office facility in Redwood Shores, California under a non-cancelable operating lease that expires in 2003.

     On February 27, 2002, we entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million as a revolving line of credit and $0.5 million as an equipment term loan. The first $1.0 million of the revolving line was available on a non-formula basis and the remainder was limited to 80% of our eligible accounts receivable. As collateral under this Loan and Security Agreement, we granted a first priority security interest in all our assets, excluding intellectual property. The revolving line of credit and the equipment term loan required certain covenants to be met. On December 15, 2002, we entered into an amendment to the Loan and Security Agreement to increase the maximum funds available thereunder to $6.0 million and extend the term of the agreement. The amended Loan and Security Agreement, as further amended in March 2003, has an expiration date of February 27, 2004. The agreement, as amended, retains a first priority security interest in all our assets, excluding intellectual property. Gerald Burnett, our Chairman and Chief Executive Officer, has provided a collateralized guarantee to the financial institution, assuring payment of our obligations under the agreement and as a consequence, a number of restrictive covenants from the original Loan and Security agreement have been deleted in the amendment, except for a quick ratio covenant, allowing us greater access to the full amount of the facility. In addition, Gerald Burnett has committed to provide funds up to $6.0 million (inclusive of any funds drawn by us under the Loan and Security Agreement and subject to his collateralized guarantee of our obligations thereunder) through February 27, 2004 in the event that the full $6.0 million under the Loan and Security Agreement is not available to us for any reason. As of June 30, 2003, we have borrowed $750,000 million under this line of credit, and additionally, we were eligible to borrow up to an additional $5.25 million.

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

     We expect that we will need to arrange for the availability of additional funding prior to the expiration of the Loan and Security Agreement, either through the execution of an extension of the Loan and Security Agreement or through other means, in order to meet our future business requirements. Additional funds and additional financing may not be available on favorable terms, or at all. If we are unable to obtain additional funding on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, results of operations and ability to continue operations. Furthermore, any additional equity financing may be dilutive to stockholders and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock, and debt financing, if available, may involve significant fees, interest payment obligations and restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products.

Recent Accounting Pronouncements

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 but do not expect it to have a material impact on our financial position or results of operations.

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

     In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. We do not expect adoption of SFAS No. 149 to have a material impact on our condensed consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect adoption of SFAS No. 150 to have a material impact on our condensed consolidated financial statements.

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

     We incurred net losses of $5.2 million for the six months ended June 30, 2003, $7.6 million for the year 2002, and $7.9 million for the year 2001. As of June 30, 2003, our accumulated deficit was $77.3 million. Our revenue may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business in the future. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers. If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable. If we fail to achieve our plan of generating positive cash flow from operations over the next 18 months, we may be required to raise additional funds, and additional financing may not be available on favorable terms, if at all. Although our Chairman and Chief Executive Officer has guaranteed our Loan and Security Agreement, we cannot be certain that he will continue to do so.

     We cannot predict whether or when we will become profitable. If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, if we fail to reach profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

     General economic conditions have and may continue to impact our revenues and harm our business.

     The economic environment in the United States is such that industries are continuing to delay or reduce technology purchases. These conditions have negatively affected our business in 2003 and 2002, and will in the future if these conditions persist. The outlook for the video communications industry is uncertain and it is very difficult to predict how long the current environment will last. Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had and could continue to have a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

     We have filed a complaint alleging patent infringement against Polycom, Inc. The prosecution of this lawsuit could require us to expend significant financial and managerial resources and may have a material negative impact on our business. If we do not prevail, we may be required to pay monetary damages.

     On September 23, 2002, CPI, our wholly-owned subsidiary, commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The four patents involved are U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547 and 6,343,314. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. Polycom responded to CPI’s claims on November 14, 2002, at which time it both answered the complaint and asserted counterclaims against CPI for non-infringement, invalidity and unenforceability. On January 31, 2003 Polycom filed a motion with the court requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. A hearing was held on March 7, 2003, at which time the judge granted Polycom’s motion to amend its counterclaims. Three of the four counterclaims for patent infringement relate to equipment provided to Avistar by a third-party and Avistar’s agreement with that third-party supplier provides for indemnification of Avistar by that third party. A trial date for CPI’s claims against Polycom and Polycom’s counterclaims has not yet been set. The prosecution of this lawsuit and the defense of the Polycom counterclaim may require us to expend significant financial and managerial resources and therefore may have a material negative impact on our business. The duration and ultimate outcome of this litigation are uncertain. In addition, an adverse judgment, if entered against CPI or Avistar, could require CPI or Avistar to pay substantial compensation and/or damages to Polycom, which could harm our business, financial position and results of operations and cause our stock price to decline substantially. Litigation such as this suit can take years to resolve and can be expensive to prosecute and defend. Regardless of the outcome, the prosecution of CPI’s claims and defense of the counterclaims in this lawsuit may require us to obtain additional financing. The three counterclaims involving the third party were dropped on June 23, 2003, subsequent to an agreement between Polycom and the third party.

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available, could cause our business to suffer.

     Our future liquidity and working capital requirements will depend upon numerous factors, including:

•	general economic conditions, and conditions in the financial services industry in particular;

•	the level and timing of our revenue;

•	the costs and timing of product development efforts and the success of these development efforts;

•	the costs and timing of sales and marketing activities;

•	the extent to which our existing and new products gain market acceptance;

•	competing technological and market developments;

•	the costs involved in maintaining and enforcing patent claims and other IP rights, including the costs associated with CPI’s litigation with Polycom; and

•	available borrowings under line of credit arrangements and other factors.

     Although we have in place a Loan and Security Agreement, which provides a credit line of $6.0 million, we may need to arrange for the availability of additional funding in order to meet our future business requirements. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements, or finance our litigation with Polycom, which could seriously harm our business, financial condition, results of operations and ability to continue operations. There can be no assurance that such funding will be available on terms attractive to us, or at all. Our Chairman and Chief Executive Officer has personally guaranteed our obligations under the Loan and Security Agreement through February 27, 2004. We cannot be sure that he will be willing to continue to guarantee our borrowings based on the available terms beyond February 27, 2004, if at all. Furthermore, any additional equity financing may be dilutive to stockholders and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may adversely impact the Company’s current common shareholders.

     Our lengthy sales cycle to acquire new customers or large follow-on orders may cause our quarterly operating results to vary significantly and make it more difficult to forecast our revenue.

     We have generally experienced a product sales cycle of four to nine months for new customers or large follow-on orders due to the time needed to educate customers about the uses and benefits of our system, and the significant investment decisions that our prospective customers must make when they decide to buy our system. Many of our prospective customers have neither budgeted expenses for networked video communications systems, or for personnel specifically dedicated to the procurement, installation or support of these systems. As a result, our customers spend a substantial amount of time before purchasing our system in performing internal reviews and obtaining capital expenditure approvals. Continued economic uncertainty has contributed to additional deliberation, and an associated delay in the sales cycle.

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

     Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its usefulness and value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Revenue generated from follow-on orders accounted for approximately 94% and 98% of our revenue for the six months ended June 30, 2003 and 2002, respectively. Current economic conditions have led to decreases in our clients’ capital spending, and we have experienced a decrease in the size and number of follow-on orders. Our future financial performance depends on successful initial installations of our system and successful generation of follow-on orders as the Avistar network expands within a customer organization. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

     Because we depend on a few customers for a majority of our revenue, the loss of one or more of them could cause a significant decrease in our revenue.

     We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank AG and its affiliates. Collectively, this customer accounted for 61% of our revenue for the six months ended June 30, 2003. For the six months ended June 30, 2002, Deutsche Bank AG and its affiliates accounted for 62% of our revenue. This contribution reflects the acquisition by Deutsche Bank of other financial services firms that were previously Avistar customers, as well as the purchase of Avistar technology by Deutsche Bank for new accounts as part of Deutsche Bank’s client connectivity program. No other customers individually contributed greater than 10% of our total revenue for the six months ended June 30, 2003 or 2002. We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue. As of June 30, 2003, approximately 90% of our accounts receivable were concentrated with two customers. As of December 31, 2002, approximately 65% of our accounts receivable were concentrated with one customer.

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

     Our system is designed to work with a variety of hardware and software configurations and data networking infrastructures used by our customers. However, our software may not operate correctly on all hardware and software platforms or with all programming languages, database environments and systems that our customers use. Also, we must constantly modify and improve our system to keep pace with changes made to our customers’ platforms, data networking infrastructures, and their evolving ability to transport video and other applications. This may result in uncertainty relating to the timing and nature of our new release announcements, introductions or modifications, which in turn may cause confusion in the market, with a potentially harmful effect on our business. If , due to our constrained financial resources or other reasons, we fail to promptly modify or improve our system in response to evolving industry standards or customers’ demands, our system could become obsolete, which would harm our financial condition and reputation.

     Difficulties or delays in installing our products, fulfilling software development, or delivering other professional service contracts could harm our revenue and margins.

     We recognize revenue upon the installation of our system in those cases where we are responsible for installation, which often entails working with sophisticated software and computing and communications systems. We also recognize revenue from customer funded software development as contract milestones are achieved. If we experience difficulties with installation or do not meet deadlines due to delays caused by our customers or ourselves, we could be required to devote more customer support, technical and other resources to a particular installation or software development contract. If we encounter delays in installing our products for new or existing customers, if installation requires significant amounts of our professional services support, or if we incur delays in achieving contract milestones, our revenue recognition could be delayed, our costs could increase and our margins could suffer.

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

     A third party could claim that our technology infringes upon its proprietary rights. As the number of software systems in our target market increases and the functionality of these systems overlap, we believe that the number of infringement suits filed by software developers may increase. At a hearing held on March 7, 2003, the judge in the existing lawsuit in which CPI is claiming that Polycom infringes four CPI patents granted Polycom’s motion to amend its counterclaims to include claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. Three of the four counterclaims for patent infringement relate to equipment provided to Avistar by a third-party and Avistar’s agreement with that third-party supplier provides for indemnification of Avistar by that third party. A trial date for CPI’s claims against Polycom and Polycom’s proposed counterclaims has not yet been set. Prosecuting and defending against any infringement claims, even those that are not meritorious, could result in the expenditure of significant financial and managerial resources, could take years to resolve and may require us to obtain additional financing. In addition, if we are found liable for infringement, it could require CPI or Avistar to pay substantial compensation and/or damages to Polycom and we may not be able to continue offering that portion of our system that is found to be infringing. Redesigning our system components to avoid alleged or actual infringement could result in the expenditure of significant and managerial resources and diminish the value of our system, which could harm our business, financial position and results of operations and cause our stock price to decline substantially. The three counterclaims involving the third party were dropped on June 23, 2003, subsequent to an agreement between Polycom and the third party.

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

     We depend on outside contract manufacturers to produce components of our systems. A large percentage of our compression and decompression product, or gateway product, is currently supplied by a single source, Tandberg, Inc. In addition, we depend on various third party suppliers for the cameras, microphones, speakers and monitors that we install at desktops and in conference rooms as a part of each video communications network system. Two of these contract manufacturers, SAE Materials Inc. and Pacific Corporation, are single source suppliers for key components of our products. Another supplier, Equator Technologies Inc., is our only current source of a component to be used in products recently introduced or to be introduced into the marketplace. Our reliance on these third parties involves a number of risks, including:

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

     If these manufacturers or suppliers cease to provide us with the assistance or the components necessary for the operation of our business, we may not be able to identify alternate sources in a timely fashion. Any transition to alternate manufacturers or suppliers could result in operational problems and increased expenses and could cause delays in the shipment of or otherwise limit our ability to provide our products. In the case of the gateway component, we believe a delay could be several months or more. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms, or at all. Any disruption in product flow may limit our revenue, delay our product development, seriously harm our competitive position and/or result in additional costs or cancellation of orders by our customers.

     If the communications networks utilized by our customers experience difficulties or become incompatible with our products, our customer’s perceptions of our system may suffer and our business may be adversely affected.

     Our system is designed to work with a variety of hardware and software configurations and data networking infrastructures used by our customers. However, our products may not operate correctly on other networking structures adopted by our customers. Our systems require the existence and maintenance of network infrastructures by our customers or third party network providers. If these network providers fail to properly maintain such networks, experience network failures or make changes to their networks that are incompatible with our products, our products may not operate correctly. If such network-related problems were to occur, our customers may perceive our systems as the source of the problem, and our relationships with such customers may be adversely affected causing our business to suffer.

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

     To increase our revenue over time, we must increase the size of our direct sales force and add indirect distribution channels, such as systems integrators, product partners and/or value-added resellers, or effect sales through our customers. If we are unable to maintain or increase our direct sales force or add indirect distribution channels due to our own cost constraints, limited availability of qualified personnel or other reasons, our future revenue growth may be limited and our future operating results may suffer. There is intense pressure to contain our sales and marketing costs in response to continued weakness in demand for our products. We cannot assure you that we will be successful in attracting, integrating, motivating and retaining the appropriate number of qualified sales personnel. Furthermore, it can take several months before a new hire becomes a productive member of our sales force. The loss of existing direct and/or indirect salespeople, or the failure of new salespeople and/or indirect sales partners to develop the necessary skills in a timely manner, could reduce our revenues.

     We may not be able to retain our existing key personnel, or hire and retain the additional personnel that we need to sustain and grow our business.

     Our products and technologies are complex and to successfully implement our business strategy and manage our business, an in-depth understanding of video communication and collaboration technologies and their potential uses is required. We depend on the continued services of our executive officers and other key personnel. We do not have long-term employment agreements with our executive officers or other key personnel, and we do not carry any key man life insurance. The loss of the services of any of our executive officers or key personnel could harm our business, financial condition and results of operations.

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

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 57% of total revenue for the six months ended June 30, 2003 and 49% for the six months ended June 30, 2002. Some of the risks we may encounter in conducting international business activities include the following:

•	tariffs and other trade barriers;

•	unexpected changes in foreign regulatory requirements and laws;

•	economic and political instability;

•	increased risk of infringement claims;

•	protection of our intellectual property;

•	restrictions on the repatriation of funds;

•	potentially adverse tax consequences;

•	timing, cost and potential difficulty of adapting our system to the local language standards in those foreign countries that do not use the English language;

•	fluctuations in foreign currencies; and

•	limitations in communications infrastructures in some foreign countries.

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

     Continued listing on The NASDAQ SmallCap Market requires that the minimum closing bid price of our common stock not fall below $1.00 for 30 consecutive trading days. On April 29, 2003, we received notification from The NASDAQ Stock Market that we are out of compliance with the minimum closing bid price requirement of $1.00 per share set forth in Marketplace Rule 4310(c)(4). Therefore, our common stock may be delisted from trading on The NASDAQ SmallCap Market on or about October 27, 2003 if the minimum closing bid price of our common stock does not equal or exceed $1.00 for a minimum of ten consecutive trading days. Additionally, if we demonstrate at the end of this grace period that we are in compliance with The NASDAQ SmallCap Market core listing standards (that is, either $750,000 net income for the most recently completed fiscal year, stockholders’ equity of $5 million or market capitalization of $50 million), we may be allowed an additional 180-day grace period to meet the $1.00 minimum closing bid price requirement, or until April 24, 2004. As of June 30, 2003, we did not meet the core listing standards of The NASDAQ SmallCap Market. In the event that we are unable to raise additional equity investment, we expect that we will also be out of compliance with The NASDAQ SmallCap Market’s continued listing requirement that we maintain stockholders equity of at least $2.5 million, a market capitalization of at least $35 million or annual net income of at least $500,000. If we do not satisfy the continued listing requirements prior to the expiration of applicable grace periods, we may attempt to seek review of The NASDAQ Stock Market’s decision to delist our stock, or may apply for quotation of our common stock on any other organized market on which the shares may be eligible for trading. There can be no assurance that our common stock will satisfy the requirements for continued listing on The NASDAQ SmallCap Market.

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

     Our principal stockholders can exercise a controlling influence over our business affairs, and they may make business decisions with which you disagree that will affect the value of your investment.

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 78% of our common stock as of June 30, 2003. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in the control of our company, which could cause the market price of our common stock to decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 65% of total revenue for the three months ended June 30, 2003 and 45% for the three months ended June 30, 2002. International revenue comprised 57% of total revenue for the six months ended June 30, 2003 and 49% for the six months ended June 30, 2002. As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

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

     The following table provides information about our investment portfolio. For investment securities, the table presents cash and cash equivalents and short-term investments and related weighted average interest rates by category at June 30, 2003.

		Weighted Average
Description	Amounts	Interest Rate

	(in thousands)
Cash and cash equivalents and short-term investments:
Cash	$650	—
Market preferreds	1,000	—
Other cash equivalents	1,996	0.95%

Fair Value at June 30, 2003	$3,646

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     On September 23, 2002, CPI, our wholly-owned subsidiary, commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The four patents involved are U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547 and 6,343,314. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. Polycom responded to CPI’s claims on November 14, 2002, at which time it both answered the complaint and asserted counterclaims against CPI for non-infringement, invalidity and unenforceability. On January 31, 2003 Polycom filed a motion with the court requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. A hearing was held on March 7, 2003, at which time the judge granted Polycom’s motion to amend its counterclaims. Three of the four counterclaims for patent infringement relate to equipment provided to Avistar by a third-party and Avistar’s agreement with that third-party supplier provides for indemnification of Avistar by that third party. A trial date for CPI’s claims against Polycom and Polycom’s counterclaims has not yet been set. The three counterclaims involving the third party were dropped on June 23, 2003, subsequent to an agreement between Polycom and the third party.

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

Item 4. Submission Of Matters to a Vote of Security Holders.

     At our Annual Meeting of Stockholders held June 4, 2003, our stockholders approved the following matters:

     1.     A proposal to elect six (6) directors of the Company to serve for the ensuing year and until their successors are elected or until such director’s earlier resignation or removal.

Nominee	In Favor	Withheld

Gerald J. Burnett	22,301,855	95,528
William L. Campbell	22,301,855	95,528
R. Stephen Heinrichs	22,301,855	95,528
Robert P. Latta	22,301,855	95,528
Robert M. Metcalfe	22,388,973	8,410
David M. Solo	22,388,973	8,410

     2.     A proposal to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2003.

For	Against	Abstain

22,285,383	10,500	101,500

     3.     A proposal to approve amendments to our 2000 Director Option Plan to (i) increase the initial option grant to the Company’s non-employee directors to 50,000 shares of Common Stock and the annual grant of stock options to such directors to 25,000 shares of Common Stock, (ii) increase the number of shares currently reserved for grant under the Director Plan by 104,000 to 464,000 shares, (iii) amend the automatic annual increase to the number of shares reserved under the plan to equal the lesser of (A) 175,000 shares, (B) 1.0% of the outstanding shares of Common Stock on the last day of each prior fiscal year, or (C) such amount as determined by the Board, and (iv) provide for the following additional automatic annual option grants: 10,000 shares to the Chairman of the Audit Committee and 5,000 shares to each other member of the Audit Committee.

For	Against	Abstain	Non-Vote

18,693,841	198,699	207,800	3,297,043

Item 5. Other Information.

     Continued listing on The NASDAQ SmallCap Market requires that the minimum closing bid price of our common stock not fall below $1.00 for 30 consecutive trading days. On April 29, 2003, we received notification from The NASDAQ Stock Market that we are out of compliance with the minimum closing bid price requirement of $1.00 per share set forth in Marketplace Rule 4310(c)(4). Therefore, our common stock may be delisted from trading on The NASDAQ SmallCap Market on or about October 27, 2003 if the minimum closing bid price of our common stock does not equal or exceed $1.00 for a minimum of ten consecutive trading days. In addition, if we are unable to raise additional equity investment, we expect that we will also be out of compliance with The NASDAQ SmallCap Market’s continued listing requirement that we maintain stockholders equity of at least $2.5 million, a market capitalization of at least $35 million or annual net income of at least $500,000. If our stock does not satisfy the continued listing requirements prior to the expiration of available grace periods, we may attempt to seek review of The NASDAQ Stock Market’s decision to delist our stock, or may apply for quotation of our common stock on any other organized market on which the shares may be eligible for trading. There can be no assurance that our common stock will satisfy the requirements for continued listing on The NASDAQ SmallCap Market.

Item 6. Exhibits.

(a)	Exhibits

	10.3	Avistar Communications Corporation 2000 Director Option Plan, as amended on June 4, 2003.

	31.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

	(i)	Report on Form 8-K filed on April 25, 2003 in connection with the announcement of Avistar’s financial results for the three months ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 13th day of August 2003.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ Gerald J. Burnett

Gerald J. Burnett
Chief Executive Officer, President and
Chairman (Principal Executive Officer)

By:	/s/ Robert J. Habig

Robert J. Habig
Chief Financial Officer
(Principal Financial and Accounting
Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.3	Avistar Communications Corporation 2000 Director Option Plan, as amended on June 4, 2003.

31.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.