Form 10-Q
period 2003-09-30
AVISTAR COMMUNICATIONS CORP
filed 2003-10-23
CIK 1111632

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [  ]       No [X]

At September 30, 2003, 25,372,624 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2003 and December 31, 2002
(in thousands, except share and per share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,494	$4,783
Short-term investments	—	2,402
Accounts receivable, net of allowance for doubtful accounts of $38 at September 30, 2003 and $69 at December 31, 2002	965	740
Inventories, including inventory shipped to customers’ sites, not yet installed of $32 at September 30, 2003 and $71 at December 31, 2002	855	1,148
Prepaid expenses and other current assets	442	629

Total current assets	4,756	9,702
Property and equipment, net	273	378
Other assets	349	320

Total assets	$5,378	$10,400

Liabilities and Stockholders’ Equity:
Current liabilities:
Line of Credit	$1,500	$—
Accounts payable	546	558
Deferred revenue and customer deposits	482	996
Accrued liabilities and other	1,150	898

Total current liabilities	3,678	2,452

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized at September 30, 2003 and December 31, 2002; 26,552,249 and 26,465,058 shares issued at September 30, 2003 and December 31, 2002, respectively	26	26
Less: treasury common stock, 1,179,625 shares at September 30, 2003 and December 31, 2002, at cost	(51)	(51)
Additional paid-in-capital	80,363	80,254
Deferred stock compensation	(22)	(135)
Other comprehensive income	—	2
Accumulated deficit	(78,616)	(72,148)

Total stockholders’ equity	1,700	7,948

Total liabilities and stockholders’ equity	$5,378	$10,400

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2003 and 2002
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenue:
Product	$837	$1,206	$2,207	$3,628
Services, maintenance and support	1,198	1,136	2,976	3,415

Total revenue	2,035	2,342	5,183	7,043

Cost of revenue:
Product	390	503	1,091	1,751
Services, maintenance and support	570	567	1,698	1,809

Total cost of revenue	960	1,070	2,789	3,560

Gross margin	1,075	1,272	2,394	3,483

Operating Expenses:
Research and development	549	894	1,860	2,984
Sales and marketing	939	875	2,854	2,782
General and administrative	1,397	1,179	4,579	3,376
Amortization of deferred stock compensation *	23	74	113	293

Total operating expenses	2,908	3,022	9,406	9,435

Loss from operations	(1,833)	(1,750)	(7,012)	(5,952)

Other income (expense):
Interest income	5	58	33	222
Other income (expense), net	521	(5)	511	215

Total other income, net	526	53	544	437

Net loss	$(1,307)	$(1,697)	$(6,468)	$(5,515)

Net loss per share - basic and diluted	$(0.05)	$(0.07)	$(0.26)	$(0.22)

Weighted average shares used in calculating basic and diluted net loss per share	25,371	25,273	25,345	25,252

* Amortization of deferred stock compensation excluded from the following expenses:
Cost of revenue	$3	$7	$13	$35
Research and development	2	6	10	26
Sales and marketing	17	60	87	226
General and administrative	1	1	3	6

	$23	$74	$113	$293

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2003 and 2002
(in thousands)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(6,468)	$(5,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	155	261
Stock-based compensation	113	367
Compensation on options issued to consultants	32	—
Provision for doubtful accounts	75	140
Changes in current assets and liabilities:
Accounts receivable	(300)	1,556
Inventories	293	41
Prepaid expenses and other current assets	187	316
Other assets	(29)	(8)
Accounts payable	(12)	(348)
Deferred revenue and customer deposits	(514)	(145)
Accrued liabilities and other	252	(922)

Net cash used in operating activities	(6,216)	(4,257)

Cash Flows from Investing Activities:
Sale of short-term investments	2,400	2,404
Purchase of property and equipment	(50)	(99)

Net cash provided by investing activities	2,350	2,305

Cash Flows from Financing Activities:
Decrease in bank overdraft	—	(149)
Proceeds from issuance of common stock	77	113
Repurchases of common stock	—	(11)
Proceeds from draw on line of credit	1,500	—

Net cash provided by (used in) financing activities	1,577	(47)

Net decrease in cash and cash equivalents	(2,289)	(1,999)
Cash and cash equivalents, beginning of period	4,783	7,455

Cash and cash equivalents, end of period	$2,494	$5,456

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

Basis of Presentation

     The unaudited balance sheet as of September 30, 2003 presents the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (ASUK) and CPI after elimination of all intercompany accounts and transactions. The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

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

Risks and Uncertainties

     The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products over time is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $78.6 million as of September 30, 2003. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

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

Cash and Cash Equivalents and Short Term Investments

     The Company considers all investment instruments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents at September 30, 2003 and December 31, 2002 consisted of money market funds and short-term securities. The Company has classified all investments not classified as cash equivalents as short term since it has the intent and ability to redeem them within one year. The Company classifies its short-term investments as available for sale with unrealized gains or losses reported as a separate component of stockholders’ equity. The fair value of the Company’s investments was determined based on quoted market prices at the reporting date for those instruments. As of September 30, 2003, there was no difference between the cost and fair value of the Company’s investments.

Supplemental Cash Flow Information

     During the nine months ended September 30, 2003, the Company paid approximately $8,000 in interest. During the nine months ended September 30, 2003, no cash was paid for income taxes. During the nine months ended September 30, 2002, no cash was paid for income taxes or interest.

Significant Concentrations

     A relatively small number of customers accounted for a significant percentage of the Company’s net sales. Sales to these customers as a percentage of sales were as follows for the three and nine months ended September 30, 2003 and 2002:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

	(UNAUDITED)		(UNAUDITED)
Customer A	61%	41%	61%	55%
Customer B	*	20%	*	12%

*     Less than 10%

     Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position and/or results of operations.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy. Concentration of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of September 30, 2003, approximately 66% of accounts receivable were concentrated with one customer. As of December 31, 2002, approximately 65% of accounts receivable were concentrated with one customer.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
Raw materials and subassemblies	$107	$70
Finished goods	716	1,007
Inventory shipped to customer sites, not yet installed	32	71

	$855	$1,148

     Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of September 30, 2003 and December 31, 2002, the Company had billed approximately $75,000 and $50,000, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer. Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

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

Stock-Based Compensation

     The Company applies the intrinsic-value-based method of accounting for stock-based compensation prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net loss, as reported	$(1,307)	$(1,697)	$(6,468)	$(5,515)
Add stock – based employee compensation expense included in reported net loss, net of tax	23	74	113	293
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(1,078)	(998)	(3,157)	(2,932)

Pro forma net loss	$(2,362)	$(2,621)	$(9,512)	$(8,154)
Basic and diluted loss per share
As reported	$(0.05)	$(0.07)	$(0.26)	$(0.22)
Pro forma	$(0.09)	$(0.10)	$(0.38)	$(0.32)

     The fair value of options granted for the three months ended September 30, 2003 and 2002 is estimated on the date of grant using the following assumptions:

	2003	2002

Expected dividend	0%	0%
Average risk-free interest rate	2.9%	4.0%
Expected volatility	187%	187%
Expected term (in years)	4	4

Recent Accounting Pronouncements

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s condensed consolidated financial statements.

3. Line of Credit

     On February 27, 2002, the Company entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million as a revolving line of credit and $0.5 million as an equipment term loan. The first $1.0 million of the revolving line was available on a non-formula basis, and the remainder was limited to 80% of the Company’s eligible accounts receivable. As collateral under this Loan and Security Agreement, the Company granted a first priority security interest in all of the Company’s assets, excluding intellectual property. The revolving line of credit and the equipment term loan required certain covenants to be met. On December 15, 2002, the Company entered into an amendment to the Loan and Security Agreement to increase the maximum funds available thereunder to $6.0 million and extend the term of the agreement. The amended Loan and Security Agreement, as further amended in March 2003, has an expiration date of February 27, 2004. The agreement, as amended, retains a first priority security interest in all of the Company’s assets, excluding intellectual property. Furthermore, Gerald Burnett, Chairman and Chief Executive Officer of the Company, has provided a collateralized guarantee to the financial institution, assuring payment of the Company’s obligations under the agreement. As a consequence, restrictive covenants from the original Loan and Security agreement have been deleted in the amendment, except for a quick ratio covenant, allowing the Company greater access to the full amount of the facility. As of September 30, 2003, the Company has borrowed $1.5 million under this line of credit, and additionally, the Company was eligible to borrow up to an additional $4.5 million under the line of credit.

     Gerald Burnett had previously committed to provide funds up to $6.0 million (inclusive of any funds drawn by the Company under the Loan and Security Agreement and subject to his collateralized guarantee of the Company’s obligations thereunder) through February 27, 2004 in the event that the full $6.0 million under the Loan and Security Agreement is not available to the Company for any reason. See “Note 8. Subsequent Events” for information regarding the recent equity investment in the Company by Dr. Burnett and other members of his family, the majority satisfaction of Dr. Burnett’s commitment to provide up to $6 million in funds and the termination of the Loan and Security Agreement and Dr. Burnett’s related guarantee.

4. Related Party Transactions

     Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), has served as a director of the Company since February 2001. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During the nine months ended September 30, 2003 and 2002, payments of approximately $175,000 and $125,000, respectively, were made to WSGR for legal services provided to the Company.

     During the nine months ended September 30, 2003 and 2002, payments for consulting fees of approximately $100,000 and $165,000, respectively, were made to R. Stephen Heinrichs, a former officer of the Company, who is also a member of the Board of Directors, pursuant to a Separation Agreement between Mr. Heinrichs and the Company dated April 26, 2001.

     Gerald Burnett, Chairman and Chief Executive Officer of the Company has provided a collateralized guarantee, assuring payment of the Company’s obligations under a Loan and Security Agreement with a financial institution dated February 27, 2002, as amended. In addition, Gerald Burnett had previously committed to provide funds up to $6.0 million (inclusive of any funds drawn by the Company under the Loan and Security Agreement and subject to his collateralized guarantee of the Company’s obligations thereunder) through February 27, 2004 in the event that the full $6.0 million under the Loan and Security Agreement is not available to the Company for any reason. See “Note 8. Subsequent Events” for information regarding the recent equity investment in the Company by Dr. Burnett and other members of his family, the majority satisfaction of Dr. Burnett’s commitment to provide up to $6 million in funds and the termination of the Loan and Security Agreement and Dr. Burnett’s related guarantee.

5. Legal Proceedings

     On September 23, 2002, CPI, a wholly owned subsidiary of the Company, filed a patent infringement lawsuit against Polycom, Inc., alleging that several Polycom videoconferencing products infringe four patents of CPI. Polycom responded to CPI’s claims on November 14, 2002, at which time it both answered the complaint and asserted counterclaims against CPI for non-infringement, invalidity and unenforceability. On January 31, 2003, Polycom filed a motion with the court, which was subsequently granted by the court on March 7, 2003, requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. Three of the four counterclaims involved a third party, and these three counterclaims were dropped by Polycom on June 23, 2003, subsequent to an agreement between Polycom and the third party. On August 9, 2003, CPI and Polycom filed motions for summary judgment with the court, seeking judgment as a matter of law concerning CPI’s ability to qualify for “small entity status” in the filing of its four patents being asserted against Polycom. On October 16, 2003, the court denied Polycom’s motion for summary judgment and granted CPI’s motion for summary judgment, thereby negating Polycom’s defense of unenforceablity concerning CPI’s having filed these patents as a “small entity.” A trial date for CPI’s claims against Polycom and Polycom’s counterclaims has not yet been set.

6. Net Loss Per Share

     Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128 (“SFAS 128”), “Earnings Per Share,” for all periods presented.

     In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three and nine months ended September 30, 2003 and 2002, because all such securities are antidilutive. Accordingly, diluted net loss per share approximates basic net loss per share for all periods presented.

     The total number of shares excluded from the calculations of diluted net loss per share was 179,282 and 136,231 for the three months ended September 30, 2003 and 2002, respectively, and 297,187 and 269,039 for the nine months ended September 30, 2003 and 2002, respectively.

7. Segment Reporting

     Disclosure of segments is presented in accordance with SFAS No. 131 (“SFAS 131”), “Disclosures About Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (Avistar) and (2) the prosecution, maintenance, support and licensing of the intellectual property used in the Company’s products (CPI). Service revenue relates mainly to the maintenance, support, training, software development and installation of products and is included in Avistar for purposes of reporting and decision-making. Avistar also performs corporate functions and provides financing and services to its subsidiaries. The Company’s chief operating decision maker, its Chief Executive Officer, monitors the Company’s operations based upon the information reflected in the following table (in thousands):

	Avistar	CPI	Total

Three Months Ended September 30, 2003
Revenue	$2,035	$—	$2,035
Gross margin	1,075	—	1,075
Depreciation expense	(45)	(5)	(50)
Total operating expenses	(2,247)	(661)	(2,908)
Interest income	5	—	5
Net loss	(646)	(661)	(1,307)
Assets	5,336	42	5,378

	Avistar	CPI	Total

Three Months Ended September 30, 2002
Revenue	$2,342	$—	$2,342
Gross margin	1,272	—	1,272
Depreciation expense	(72)	(1)	(73)
Total operating expenses	(2,640)	(382)	(3,022)
Interest income	58	—	58
Net loss	(1,315)	(382)	(1,697)
Assets	12,532	63	12,595
Nine Months Ended September 30, 2003
Revenue	$5,183	$—	$5,183
Gross margin	2,394	—	2,394
Depreciation expense	(149)	(6)	(155)
Total operating expenses	(7,546)	(1,860)	(9,406)
Interest income	33	—	33
Net loss	(4,608)	(1,860)	(6,468)
Nine Months Ended September 30, 2002
Revenue	$7,043	$—	$7,043
Gross margin	3,483	—	3,483
Depreciation expense	(257)	(4)	(261)
Total operating expenses	(8,616)	(819)	(9,435)
Interest income	222	—	222
Net loss	(4,696)	(819)	(5,515)

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 55% and 57% of total revenue for the three months ended September 30, 2003 and 2002, respectively. International revenue comprised 57% and 52% for the nine months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003 and 2002, international revenues from customers in the United Kingdom accounted for 41% and 25%, respectively, of total revenue. For the nine months ended September 30, 2003 and 2002, international revenues from customers in the United Kingdom accounted for 40% and 27%, respectively, of total revenue. All of the Company’s sales are currently billed in United States dollars. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

8. Subsequent Events

     On October 15, 2003, the Company completed a private placement or sale of 4,615,385 shares of its common stock to Gerald J. Burnett and other members of his family at a price per share of $1.30 resulting in gross proceeds to the Company of $6 million. The estimated fees for this transaction are $300,000, resulting in net proceeds to the Company of $5.7 million. As a result of this private placement, the Company’s total stockholder’s equity increased by approximately $5.7 million as of October 15, 2003. Under the terms of the financing, Dr. Burnett agreed to certain restrictions on 1,602,847 of the 3,661,539 shares purchased by him in the private placement. These restrictions require Dr. Burnett to vote such shares in the same proportion as the other outstanding voting stock of the Company not beneficially owned by Dr. Burnett. Dr. Burnett’s previous commitment to provide funds up to $6 million has been largely satisfied through his approximate $4.8 million participation in the private placement. In addition, the Company has used a portion of the proceeds of the private placement to repay the $1.5 million outstanding balance under the Company’s Loan and Security Agreement with Comerica Bank. Dr. Burnett, the Company's Chairman, President and CEO has provided a collateralized guarantee of the Company's obligations under the Loan and Security Agreement. This guarantee and the Loan and Security Agreement itself will be terminated in the near future. Thereafter, Avistar may seek a replacement line of credit without any guarantee or with a reduced guarantee. There can be no assurance that a replacement line of credit will be available on terms acceptable to the Company.

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

     We operate in two segments. We engage in the design, development, manufacturing, sale and marketing of networked video communications products, and associated support services and Collaboration Properties, Inc., or CPI, our wholly-owned subsidiary, engages in the prosecution, maintenance, support and licensing of the intellectual property that we have developed, some of which is used in our products. As of September 30, 2003, CPI had not entered into any such third party licensing agreements.

Critical Accounting Policies

     The preparation of these unaudited Condensed Consolidated Interim Financial Statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	Revenue recognition;

•	Valuation of accounts receivable; and

•	Valuation of inventories.

Revenue Recognition

     We derive product revenue principally from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. In addition, we derive revenue from fees for installation, maintenance, support, training services and software development. Product revenue as a percentage of total revenue was 41% for the three-month period ended September 30, 2003 and 51% for the three-month period ended September 30, 2002. Product revenue as a percentage of total revenue was 43% for the nine-month period ended September 30, 2003 and 52% for the nine-month period ended September 30, 2002.

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

     To date, a significant portion of our revenue has resulted from sales to a limited number of customers. For the nine months ended September 30, 2003, we recorded revenue of approximately $3.1 million, or 61% of total revenue, from Deutsche Bank AG and its affiliates. No other customers individually accounted for greater than 10% of our total revenue for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, we recorded revenue of approximately $4.7 million, or 67% of total revenue, from Deutsche Bank AG and JP Morgan Chase and their affiliates, who each generated greater than 10% of our total revenue. We anticipate that our revenue, and therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers. As a result, the loss of or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 57% of total revenue for the nine months ended September 30, 2003, and 52% for the nine months ended September 30, 2002.

Valuation of Accounts Receivable

     Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends and the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts was understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of September 30, 2003, approximately 66% of our accounts receivable balance was concentrated with one customer. As of December 31, 2002, approximately 65% of our accounts receivable were concentrated with one customer.

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

Results of Operations

     The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	PERCENTAGE OF TOTAL REVENUE

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Revenue:
Product	41%	52%	43%	52%
Services, maintenance and support	59	48	57	48

Total revenue	100	100	100	100

Cost of revenue:
Product	19	22	21	25
Services, maintenance and support	28	24	33	26

Total cost of revenue	47	46	54	51

Gross margin	53	54	46	49

Operating expenses:
Research and development	27	38	36	42
Sales and marketing	46	38	55	40
General and administrative	69	50	88	48
Amortization of deferred stock compensation	1	3	2	4

Total operating expenses	143	129	181	134

Loss from operations	(90)	(75)	(135)	(85)

Other income (expense):
Interest income	—	2	1	3
Other income (expense), net	26	—	10	3

Total other income	26	2	11	6

Net loss	(64)%	(73)%	(124)%	(78)%

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenue

     Total revenue decreased by 13% to $2.0 million for the three months ended September 30, 2003 from $2.3 million for the three months ended September 30, 2002 and decreased by 26% to $5.2 million for the nine months ended September 30, 2003 from $7.0 million for the nine months ended September 30, 2002. The decrease in the three and nine month periods was due primarily to lower product sales, reflecting continued weakness in the United States and global economies, particularly in the financial services sector. This weakness has led to a continued delay in procurement decisions and increasingly constrained technology spending among our existing and potential customers.

     For the three months ended September 30, 2003, revenue from one customer accounted for 61% of total revenue. No other customers individually accounted for greater than 10% of our total revenue for the three months ended September 30, 2003. For the three months ended September 30, 2002, revenue from two customers accounted for 61% of total revenue, each of whom accounted for greater than 10% of our total revenue. For the nine months ended September 30, 2003, revenue from one customer accounted for 61% of total revenue. No other customers individually accounted for greater than 10% of our total revenue for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, revenue from two customers accounted for 67% of our total revenue, each of whom accounted for greater than 10% of our total revenue. The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

Cost of Revenue

     The cost of revenue declined by 10% to $1.0 million for the three months ended September 30, 2003 from $1.1 million for the three months ended September 30, 2002 and decreased by 22% to $2.8 million for the nine months ended September 30, 2003 from $3.6 million for the nine months ended September 30, 2002. Cost of product revenue declined by 22% to $0.4 million for the three months ended September 30, 2003 from $0.5 million for the three months ended September 30, 2002 and decreased by 38% to $1.1 million for the nine months ended September 30, 2003 from $1.8 million for the nine months ended September 30, 2002. This decline in cost of product revenue was directly due to the lower level of product sales and the associated direct product costs. Cost of service revenue remained flat at $0.6 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 and decreased by 6% to $1.7 million for the nine months ended September 30, 2003 from $1.8 million for the nine months ended September 30, 2002. This decline in cost of service revenue was due primarily to declines in the fixed components of the cost of service revenue, including a reduction in personnel and personnel related expenses, partially offset by an increase in costs related to software development contracts.

Gross Margin

     Gross margin as a percentage of revenue remained relatively flat at 53% for the three months ended September 30, 2003 from 54% for the three months ended September 30, 2002, and decreased to 46% for the nine months ended September 30, 2003 from 49% for the nine months ended September 30, 2002. The decrease in the nine month period ended September 30, 2003 relative to the same period in 2002 was due primarily to the lower overall revenue base, which provided more limited coverage of the fixed components of the cost of sales. Product gross margin as a percentage of total product revenue decreased to 53% for the three month period ended September 30, 2003 compared to 58% for the three month period ended September 30, 2002, and decreased slightly to 51% for the nine months ended September 30, 2003 compared to 52% for the nine months ended September 30, 2002. Services gross margin as a percentage of total service revenue increased to 52% for the three months ended September 30, 2003 compared to 50% for the three months ended September 30, 2002, and decreased to 43% for the nine months ended September 30, 2003 compared to 47% for the nine months ended September 30, 2002 due primarily to a decrease in services revenue, which provided more limited coverage of the fixed components of the cost of our maintenance services, and an increase in costs related to software development contracts, partially offset by the decline in personnel and personnel related expenses.

Operating expenses

     Research and development. Research and development expenses decreased by 39% to $0.5 million for the three months ended September 30, 2003 from $0.9 million for the three months ended September 30, 2002, and decreased by 38% to $1.9 million for the nine months ended September 30, 2003 from $3.0 million for the nine months ended September 30, 2002. The decrease was due to reductions in personnel related expenses, outside services and external consulting expenses and reduced capital expenditures and an increase in software development contract costs reclassified to cost of sales.

     Sales and marketing. Sales and marketing expenses stayed flat at $0.9 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, and remained relatively flat at $2.9 million for the nine months ended September 30, 2003 compared to $2.8 million for the nine months ended September 30, 2002.

     General and administrative. General and administrative expenses increased by 18% to $1.4 million for the three months ended September 30, 2003 from $1.2 million for the three months ended September 30, 2002, and increased by 36% to $4.6 million for the nine months ended September 30, 2003 from $3.4 million for the nine months ended September 30, 2002. The increase was due primarily to an increase in legal fees, offset in part by a decrease in other outside service costs.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased by 69% to $23,000 for the three months ended September 30, 2003 from $74,000 for the three months ended September 30, 2002, and decreased by 61% to $113,000 for the nine months ended September 30, 2003 from $293,000 for the nine months ended September 30, 2002. The decrease was due to the completion of option amortization, and the forfeitures of stock options by employees no longer with our company.

Other Income (Expense)

     Other income, net increased by 892% to $526,000 for the three months ended September 30, 2003 from $53,000 for the three months ended September 30, 2002, and increased 24% to $544,000 for the nine months ended September 30, 2003 from $437,000 for the nine months ended September 30, 2002. The increase in the three and nine month periods was due primarily to net insurance proceeds of $570,000 received in the three month period ending September 30, 2003. These insurance proceeds were received in satisfaction of a business interruption claim filed for losses incurred by our New York City office following the September 11, 2001 terrorist attack on the World Trade Center.

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

     We had cash and cash equivalents of $2.5 million as of September 30, 2003 compared to cash and cash equivalents of $4.8 million and short-term investments of $2.4 million as of December 31, 2002. For the nine months ended September 30, 2003 we had an overall net cash outflow of $2.3 million, resulting primarily from net cash used in operations of $6.2 million, offset partially by the net cash provided by investing activities of $2.4 million and the net cash provided by financing activities of $1.6 million. The net cash used in operating activities of $6.2 million resulted from a net loss of $6.5 million, an increase in accounts receivable of $0.3 million, a decrease in deferred revenue and customer deposits of $0.5 million, offset by a decrease in prepaid expenses and other current assets of $0.2 million and an decrease in inventories of $0.3 million. The net cash provided by investing activities resulted from the net sale of short-term investments of $2.4 million. The net cash provided by financing activities resulted primarily from draws on our line of credit with Comerica Bank – California totaling $1.5 million.

     At September 30, 2003, we had open purchase orders and other contractual obligations of approximately $0.7 million, primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases. These purchase order commitments and contractual obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due.

     The following table represents our future commitments under minimum annual lease payments as of September 30, 2003 (in thousands):

Year Ending December 31,	Amount

Fourth Quarter of 2003	$170
2004	663
2005	732
2006	701
2007	970
Thereafter	921

Total minimum lease payments	$4,158

     In July 2003 we entered into a non-cancelable operating lease to remain at our current office facility in Redwood Shores, California. The new operating lease commenced on October 1, 2003 and expires on September 30, 2007. The commitments for this new lease are reflected in the table above. The previous operating lease expired on September 30, 2003.

     On February 27, 2002, we entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million as a revolving line of credit and $0.5 million as an equipment term loan. On December 15, 2002, we entered into an amendment to the Loan and Security Agreement to increase the maximum funds available thereunder to $6.0 million and extend the term of the agreement. The amended Loan and Security Agreement, as further amended in March 2003, has an expiration date of February 27, 2004. The agreement, as amended, retains a first priority security interest in all our assets, excluding intellectual property. Gerald J. Burnett, our Chairman and Chief Executive Officer, has provided a collateralized guarantee to the financial institution, assuring payment of our obligations under the agreement and as a consequence, a number of restrictive covenants from the original Loan and Security agreement have been deleted in the amendment, except for a quick ratio covenant, allowing us greater access to the full amount of the facility. In addition, Gerald J. Burnett had previously committed to provide funds up to $6.0 million (inclusive of any funds drawn by us under the Loan and Security Agreement and subject to his collateralized guarantee of our obligations thereunder) through February 27, 2004 in the event that the full $6.0 million under the Loan and Security Agreement is not available to us for any reason. As of September 30, 2003, we have borrowed $1.5 million under this line of credit, and additionally, we were eligible to borrow up to an additional $4.5 million.

     On October 15, 2003, we completed the private sale of 4,615,385 shares of our common stock to Gerald J. Burnett, our Chairman, President and Chief Executive Officer, and other members of his family at a price per share of $1.30. The net proceeds of this private financing, after deducting estimated expenses of the financing, are expected to be approximately $5.7 million. Under the terms of the private placement, Dr. Burnett agreed to certain restrictions on 1,602,847 of the 3,661,539 shares purchased by him. These restrictions require Dr. Burnett to vote such shares in the same proportion as our outstanding common stock not beneficially owned by Dr. Burnett. As a result of this private placement, Dr. Burnett’s previous commitment to provide us with up to $6 million in funds has been largely satisfied through his approximate $4.8 million participation in the private placement. In addition, we have used a portion of the net proceeds of this private placement to repay the $1.5 million outstanding balance under our Loan and Security Agreement with Comerica Bank. Dr. Burnett’s guarantee of our obligations under such Loan and Security Agreement will be removed, and the existing line of credit will be terminated. Thereafter, we may seek a replacement line of credit without any guarantee or with a reduced guarantee. There can be no assurance that such a replacement line of credit will be available to us.

     We intend to continue to invest in the development of new products and enhancements to our existing products. We currently believe that existing cash and cash equivalents balances, including the proceeds of our October 2003 private placement, and short-term investments will provide us with sufficient funds to finance our operations for the next 12 months. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of revenue, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights including, without limitation, the costs and result of CPI’s litigation with Polycom and other factors, all of which may impact our ability to achieve and maintain profitability.

     We may need to arrange for the availability of additional funding either through a line of credit with a financial institution or through other means, in order to meet our future business requirements. Additional funds and additional financing may not be available on favorable terms, or at all. If we are unable to obtain additional funding on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, results of operations and ability to continue operations. Furthermore, any additional equity financing may be dilutive to stockholders and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock, and debt financing, if available, may involve significant fees, interest payment obligations and restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our condensed consolidated financial statements.

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

     We incurred net losses of $6.5 million for the nine months ended September 30, 2003, $7.6 million for the year 2002, and $7.9 million for the year 2001. As of September 30, 2003, our accumulated deficit was $78.6 million. Our revenue may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business in the future. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers. If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable. We may need to raise additional funds in order to meet our future business requirements and additional financing may not be available on favorable terms, if at all.

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

     On September 23, 2002, CPI, our wholly-owned subsidiary, commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The four patents involved are U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547 and 6,343,314. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. Polycom responded to CPI’s claims on November 14, 2002, at which time it both answered the complaint and asserted counterclaims against CPI for non-infringement, invalidity and unenforceability On January 31, 2003, Polycom filed a motion with the court, which was subsequently granted by the court on March 7, 2003, requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. Three of the four counterclaims involved a third party, and these three counterclaims were dropped by Polycom on June 23, 2003, subsequent to an agreement between Polycom and the third party. On August 9, 2003, CPI and Polycom filed motions for summary judgment with the court, seeking judgment as a matter of law concerning CPI’s ability to qualify for “small entity status” in the filing of its four patents being asserted against Polycom. On October 16, 2003, the court denied Polycom’s motion for summary judgment and granted CPI’s motion for summary judgment, thereby negating Polycom’s defense of unenforceablity concerning CPI’s having filed these patents as a “small entity.”

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

     Although we have in place a Loan and Security Agreement, which provides a credit line of $6.0 million, this line of credit may be terminated or reduced in connection with the cancellation of Dr. Burnett’s personal guarantee. As a result, we may need to arrange for the availability of additional funding in order to meet our future business requirements. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements, or finance our litigation with Polycom, which could seriously harm our business, financial condition, results of operations and ability to continue operations. There can be no assurance that such funding will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may adversely impact the Company’s current common shareholders.

     Our lengthy sales cycle to acquire new customers or large follow-on orders may cause our quarterly operating results to vary significantly and make it more difficult to forecast our revenue.

     We have generally experienced a product sales cycle of four to nine months for new customers or large follow-on orders due to the time needed to educate customers about the uses and benefits of our system, and the significant investment decisions that our prospective customers must make when they decide to buy our system. Many of our prospective customers have neither budgeted expenses for networked video communications systems, or for personnel specifically dedicated to the procurement, installation or support of these systems. As a result, our customers spend a substantial amount of time before purchasing our system in performing internal reviews and obtaining capital expenditure approvals. Continued economic uncertainty has contributed to additional deliberation, and an associated delay in the sales cycle and/or a reduction in initial order size.

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

     Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its usefulness and value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Revenue generated from follow-on orders accounted for approximately 94% and 98% of our revenue for the nine months ended September 30, 2003 and 2002, respectively. Current economic conditions have led to decreases in our clients’ capital spending, and we have experienced a decrease in the size and number of follow-on orders. Our future financial performance depends on successful initial installations of our system and successful generation of follow-on orders as the Avistar network expands within a customer organization. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

     Because we depend on a few customers for a majority of our revenue, the loss of one or more of them could cause a significant decrease in our revenue.

     We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank AG and its affiliates. Collectively, this customer accounted for 61% of our revenue for the nine months ended September 30, 2003. No other customers individually contributed greater than 10% of our total revenue for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, Deutsche Bank AG and JP Morgan Chase and their affiliates accounted for 67% of our revenue, each of whom accounted for greater than 10% of our total revenue. This contribution reflects the acquisition by Deutsche Bank and JP Morgan Chase of other financial services firms that were previously Avistar customers, as well as the purchase of Avistar technology by Deutsche Bank for new accounts as part of Deutsche Bank’s client connectivity program. We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue. As of September 30, 2003, approximately 66% of our accounts receivable were concentrated with one customer. As of December 31, 2002, approximately 65% of our accounts receivable were concentrated with one customer.

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

     A third party could claim that our technology infringes upon its proprietary rights. As the number of software systems in our target market increases and the functionality of these systems overlap, we believe that the number of infringement suits filed by software developers may increase. At a hearing held on March 7, 2003, the judge in the existing lawsuit in which CPI is claiming that Polycom infringes four CPI patents granted Polycom’s motion to amend its counterclaims to include claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. Three of the four counterclaims for patent infringement related to equipment provided to Avistar by a third-party and Avistar’s agreement with that third-party supplier provided for indemnification of Avistar by that third party. The three counterclaims involving the third party were dropped on June 23, 2003, subsequent to an agreement between Polycom and the third party.

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

     To increase our revenue over time, we must increase the size of our direct sales force and add indirect distribution channels, such as systems integrators, product partners and/or value-added resellers, or effect sales through our customers. If we are unable to maintain or increase our direct sales force or add indirect distribution channels due to our own cost constraints, limited availability of qualified personnel or other reasons, our future revenue growth may be limited and our future operating results may suffer. There is intense pressure to contain our sales and marketing costs in response to continued weak market conditions. We cannot assure you that we will be successful in attracting, integrating, motivating and retaining the appropriate number of qualified sales personnel. Furthermore, it can take several months before a new hire becomes a productive member of our sales force. The loss of existing direct and/or indirect salespeople, or the failure of new salespeople and/or indirect sales partners to develop the necessary skills in a timely manner, could reduce our revenues.

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

     International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 57% of total revenue for the nine months ended September 30, 2003 and 52% for the nine months ended September 30, 2002. Some of the risks we may encounter in conducting international business activities include the following:

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

     Continued listing on The NASDAQ SmallCap Market requires that the minimum closing bid price of our common stock not fall below $1.00 for 30 consecutive trading days. On April 29, 2003, we received notification from The NASDAQ Stock Market that we are out of compliance with the minimum closing bid price requirement of $1.00 per share set forth in Marketplace Rule 4310(c)(4). Therefore, our common stock may be delisted from trading on The NASDAQ SmallCap Market on or about October 27, 2003 if the minimum closing bid price of our common stock does not equal or exceed $1.00 for a minimum of ten consecutive trading days. Additionally, if we demonstrate at the end of this grace period that we are in compliance with The NASDAQ SmallCap Market new listing standards (that is, either $750,000 net income for the most recently completed fiscal year, stockholders’ equity of at least $5 million or market capitalization of at least $50 million), we may be allowed an additional 180-day grace period to meet the $1.00 minimum closing bid price requirement, or until April 24, 2004. After giving effect to our private placement of common stock on October 15, 2003, which resulted in net proceeds to us of approximately $5.7 million, we expect that we will have stockholders’ equity in excess of $5 million on October 27, 2003. Accordingly, we believe that we will qualify for the additional 180 day grace period, which would give us until April 24, 2004 to meet the minimum closing bid price requirement. If we do not satisfy the continued listing requirements prior to the expiration of applicable grace periods, we may attempt to seek review of The NASDAQ Stock Market’s decision to delist our stock, or may apply for quotation of our common stock on any other organized market on which the shares may be eligible for trading. There can be no assurance that our common stock will satisfy the requirements for continued listing on The NASDAQ SmallCap Market.

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

     The trading price of our common stock has in the past been and could in the future be subject to significant fluctuations in response to:

•	quarterly variations in our results of operations;

•	announcements regarding our product developments or our financing activities;

•	announcements of technological innovations or new products by us, our customers or competitors;

•	announcements of competitive product introductions by our competitors or our customers;

•	sales or the perception in the market of possible sales of a large number of shares of our common stock by our directors, officers, employees or principal stockholders; and

•	developments or disputes concerning patents or proprietary rights, including our litigation with Polycom, or other events.

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

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 73% of our common stock as of October 15, 2003. This ownership percentage reflects the effect of the additional shares purchased by Gerald J. Burnett in the private equity financing of October 15, 2003. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in the control of our company, which could cause the market price of our common stock to decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 55% of total revenue for the three months ended September 30, 2003 and 57% for the three months ended September 30, 2002. International revenue comprised 57% of total revenue for the nine months ended September 30, 2003 and 52% for the nine months ended September 30, 2002. As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

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

     The following table provides information about our investment portfolio. For investment securities, the table presents cash and cash equivalents and short-term investments and related weighted average interest rates by category at September 30, 2003.

		Weighted Average
	Amounts	Interest Rate

	(in thousands)
Description
Cash and cash equivalents and short-term investments:
Cash	$293	—
Market preferreds	1,000	—
Other cash equivalents	1,201	0.77%

Fair Value at September 30, 2003	$2,494

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

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

     On September 23, 2002, CPI, our wholly-owned subsidiary, commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The four patents involved are U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547 and 6,343,314. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. Polycom responded to CPI’s claims on November 14, 2002, at which time it both answered the complaint and asserted counterclaims against CPI for non-infringement, invalidity and unenforceability. On January 31, 2003, Polycom filed a motion with the court, which was subsequently granted by the court on March 7, 2003, requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. Three of the four counterclaims involved a third party, and these three counterclaims were dropped by Polycom on June 23, 2003, subsequent to an agreement between Polycom and the third party. On August 9, 2003, CPI and Polycom filed motions for summary judgment with the court, seeking judgment as a matter of law concerning CPI’s ability to qualify for “small entity status” in the filing of its four patents being asserted against Polycom. On October 16, 2003, the court denied Polycom’s motion for summary judgment and granted CPI’s motion for summary judgment, thereby negating Polycom’s defense of unenforceablity concerning CPI’s having filed these patents as a “small entity.”

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

     Item 2. Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities

          On October 15, 2003, we issued and sold 4,615,385 shares of our common stock at a purchase price of $1.30 per share to Gerald J. Burnett, our Chairman, President and Chief Executive Officer and other members of Dr. Burnett’s family, each of whom are accredited investors. The aggregate offering price was $6.0 million. The estimated fees for this transaction are $300,000, resulting in net proceeds of approximately $5.7 million. Pursuant to the foregoing sale, we agreed to register the shares under the Securities Act of 1933, as amended, in the event that we determine to register any of our securities either for our own account or the account of our other stockholders. Under the terms of the private placement, Dr. Burnett agreed to certain restrictions on 1,602,847 of the 3,661,539 shares purchased by him. These restrictions require Dr. Burnett to vote such shares in the same proportion as our outstanding common stock not beneficially owned by him.

          The foregoing transaction did not involve any public offering, and we believe that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder. The purchasers in the foregoing transaction represented their intention to acquire the securities for investment only and not with a view to or for resale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in the foregoing transaction. All purchasers had adequate access, through their relationships with Avistar, to information about us.

          We have used a portion of the proceeds of the private placement were used to repay the $1.5 million outstanding balance under our $6 million line of credit from Comerica Bank. With that repayment, the personal guarantee of Dr. Burnett securing the line of credit will be removed, and the existing line of credit will be terminated. Thereafter, we may seek a replacement line of credit without any guarantee or with a reduced guarantee. We intend to use the remaining net proceeds of the financing for working capital purposes.

Item 6. Exhibits

(a)	Exhibits

10.12	Office Lease Agreement dated July 30, 2003 between CA-Twin Dolphin Plaza Limited Partnership and Avistar Communications Corporation for Suites 170, 180 and 360 of 555 Twin Dolphin Drive, Redwood City, California.

10.13	Common Stock Purchase Agreement dated October 15, 2003 among Avistar Communications Corporation, The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust and members of the Burnett family.

31.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

(i)	Report on Form 8-K furnished on July 28, 2003 in connection with the announcement of Avistar’s financial results for the three months ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 23rd day of October 2003.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ GERALD J. BURNETT

Gerald J. Burnett Chief Executive Officer, President and Chairman (Principal Executive Officer)

By:	/s/ ROBERT J. HABIG

Robert J. Habig Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.12	Office Lease Agreement dated July 30, 2003 between CA-Twin Dolphin Plaza Limited Partnership and Avistar Communications Corporation for Suites 170, 180 and 360 of 555 Twin Dolphin Drive, Redwood City, California.

10.13	Common Stock Purchase Agreement dated October 15, 2003 among Avistar Communications Corporation, The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust and members of the Burnett family.

31.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.