Form 10-K
period 2003-12-31
AVISTAR COMMUNICATIONS CORP
filed 2004-03-16
CIK 1111632

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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
Common Stock, $0.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2003 was $4,656,141. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of December 31, 2003, the registrant had outstanding 30,210,758 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K specific portions of its Proxy Statement for its 2004 Annual Meeting of Stockholders.

AVISTAR COMMUNICATIONS CORPORATION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2003

Forward Looking Statements

        This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such forward looking statements involve risks and uncertainties. When used in this Report, the words "expects," "anticipates," "believes," "plans," "intends" and "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or incorporated by reference herein. Avistar Communications Corporation (the "Company," "we," or "us") undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Annual Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

PART I

Item 1.    Business

        We were founded as a Nevada limited partnership in 1993. We filed our articles of incorporation in Nevada in December 1997 under the name Avistar Systems Corporation. We reincorporated in Delaware in March 2000 and changed our name to Avistar Communications Corporation in April 2000. The operating assets and liabilities of the business were then contributed to our wholly owned subsidiary, Avistar Systems Corporation, a Delaware corporation. In July 2001, our Board of Directors and the Board of Directors of Avistar Systems approved the merger of Avistar Systems with and into Avistar Communications Corporation. The merger was completed in July 2001.

        Our principal executive offices are located at 555 Twin Dolphin Drive, Suite 360, Redwood Shores, California, 94065. Our telephone number is (650) 610-2900. Our trademarks include Avistar and the Avistar logo, AvistarVOS, Shareboard and The Enterprise Video Company. This Annual Report on Form 10-K also includes our and other organizations' product names, trade names and trademarks. Our website is www.Avistar.com and we post a link to our reports filed with the Securities and Exchange Commission on our website (see "Company—Investor Relations—SEC Information"). Information contained on our website is not part of this Annual Report.

Overview

        We develop, market and support an integrated suite of vBusiness—video-enabled eBusiness—applications, all powered by the AvistarVOS™ software. From the desktop, we deliver TV-quality interactive video calling, content creation and publishing, broadcast origination and distribution, video-on-demand, and integrated data sharing. The Avistar video and data collaboration applications are all managed by the AvistarVOS video operating system. By integrating video tightly into the way they work, our customers can use our system to save costs and improve productivity and communications within the enterprise and between enterprises to enhance relationships with customers, suppliers and partners. Using AvistarVOS software and leveraging video, telephony and Internet networking standards, Avistar applications are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We sell our system directly to enterprises in selected strategic vertical markets, and have focused initially on the financial services and manufacturing industries. Our objective is to establish our technology as the standard for networked video.

        We operate in two segments. Avistar Communications Corporation engages in the design, development, manufacture, sale and marketing of networked video communications products and associated support services, and Collaboration Properties, Inc., or CPI, our wholly owned subsidiary, engages in the prosecution, maintenance, support and licensing of our software and the intellectual property that we have developed, some of which is used in our products. As of December 31, 2003, CPI had not entered into any third party licensing agreements.

Industry Background

        Globalization, supported by the near ubiquity of communications networks such as the Internet, has allowed companies to lower costs, reach new markets, change business processes (e.g., eBusiness) and distribute and outsource operations. It also has meant increased competition, a faster business pace and less differentiation. These factors, coupled with the difficulty and cost of travel, are causing businesses to look for new tools that will help them increase productivity, take advantage of revenue opportunities and differentiate themselves. Enterprises of all sizes stand to benefit from new and advanced communication tools that enable their employees, partners, suppliers and customers to collaborate more effectively within and across buildings and over disparate geographies and time zones, recognizing that speed in decision-making is becoming even more critical in today's business environment.

        For years, enterprises have relied on communication tools used principally in a point-to-point manner, such as telephone and fax. More recently, businesses have also embraced network-based collaboration applications, such as teleconferencing, voicemail and email. The emergence of the Internet has accelerated the adoption of these network-based collaboration applications. The increasing availability and affordability of bandwidth on communication networks is further driving businesses to utilize new tools of communication, such as web conferencing, to enhance collaboration among users. For example, an August 2003 study from Collaborative Strategies, Inc. forecasted a 28% compound four-year growth rate for the electronic video and data collaboration market.

        As technology advances and becomes more affordable and modes of communication expand, enterprises are seeking widely deployable and cost effective technology to replicate, at the desktop, the integration of audio and visual communication and document or project collaboration that occurs in a face-to-face meeting. Individuals generally prefer face-to-face encounters to less personal forms of communication because they can see one another and benefit from the non-verbal cues that speed communication and deepen understanding. This is particularly true for more complex interactions such as negotiations, sales, product development, project management and decision making across geography/functions. However, in today's globalized, fast-paced business environment, face-to-face interactions are often forgone due to the difficulty and time required for travel and the need to act quickly. These time and distance challenges become increasingly difficult to deal with as the number of potential participants increases. Beyond traditional teleconferencing and data sharing communications, attempts to conduct virtual meetings as an alternative to face-to-face meetings have generally been limited to conference room-based video conferencing and web-based data teleconferences. Most individuals do not have immediate access to these video technologies, and the reservation and set-up time make them unlikely to be used on a spontaneous basis.

Limitations of Current Means of Collaboration

        To address the growing need for collaboration across distance and time, organizations have resorted to using a patchwork of discrete technologies, including video conferencing and teleconferencing, fax, email, Internet audio and video delivery and data sharing applications. Many of these technologies have been widely adopted, and collectively indicate the need for collaboration tools including networked video. However, these discrete technologies are not good substitutes by themselves for face-to-face meetings and presentations because they do not provide an integrated communications solution that fosters team interaction and delivers critical, time-sensitive information quickly and reliably. By providing face-to-face collaboration in an integrated communications solution, video can speed problem resolution and motivate action, trust and understanding. Users want to be able to create and publish video content from their desktops either spontaneously, as with email or voicemail, or in a more formal manner for broader distribution through the Internet or corporate data network.

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

Elements of a Complete Collaboration Solution

        To become a critical tool in the enterprise, a communications solution must first and foremost provide application functionality that boosts worker productivity. It also has to provide high quality at scale, high reliability, low total cost of ownership and be available to people where and when they do most of their work, which typically means at their desks. It must also effectively utilize existing and evolving network infrastructure. We believe a complete collaboration solution must provide the following:

Applications and functionality

  •
  support the applications people use, in the way they use them, to deliver real-time and non real-time personal collaboration and data communication

  •
  provide ease of use

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

The Avistar Solution

        Avistar delivers a networked video system enabled by a unique architecture and a powerful software platform: the AvistarVOS video operating system. This software provides a comprehensive, integrated suite of video applications that include on-demand access to interactive video calling and conferencing, content creation and publishing, broadcast video, and video-on-demand, as well as data sharing, directory services and network management. These applications support users within and amongst enterprises and over data networks, telephony networks and the Internet. Our system architecture is open and flexible in order to embrace continued technological innovation and standardization. Our system is designed to use existing and emerging communication and video standards such as session initiation protocol, or SIP, to deliver the quality and ease of use of the telephone system.

        Avistar has built a complete video collaboration solution that today is delivering TV-quality video to thousands of desktops across hundreds of buildings. Each of our applications can be used, integrated and managed in conjunction with one another. People often conceive of video in the enterprise only as two-way, real-time conferencing. Our system allows broadcast video to be included in a video call and allows the entire session to be recorded simultaneously, and made available as stored video. Our system joins users in a high-quality video network to improve their ability to solve complex problems, connect to co-workers, customers and suppliers, manage large projects and quickly act together on opportunities. Our system does this cost effectively and reliably and is designed to be able to serve a wide range of businesses from a single office operation to global corporations with branch offices and/or widely dispersed operations.

        Interactive video calling.    Our system allows users to participate in spontaneous interactive video collaborations from their desktops. Users can simultaneously see and hear multiple participants in windows on their workstations. Additionally, our system provides full duplex audio, which allows multiple users to speak and hear each other clearly at the same time. The desktop window can be divided into four quadrants, to permit up to three other video sources. These sources can include other participants in real-time, broadcast content or recorded video. The participants can include individual users or conference-room groups located at multiple sites and/or various enterprises, all without requiring advance reservations or conferencing services. Each participant has the full ability to utilize all the call functions of the system, such as adding or removing participants. The system supports the communications needs of users by allowing them to add a third or fourth participant into a call spontaneously for a quick conference, and then revert back to a two party call. This ability helps speed decision-making and leverages the knowledge of experts. As an example, a sales trader can be on a video call with a client portfolio manager and spontaneously add a research analyst to the call for added insight on a particular security, then drop the analyst and add a trader to review execution strategy.

        Video content creation and publishing.    With our solution, users can create and publish video content from their desktops by recording themselves, recording a multi-point conference or adding commentary to a broadcast and recording the entire session. Recorded content can be played back on demand and can be published in various forms inside and outside the enterprise. This includes video emails, called vBriefs, which allow users to easily create video messages which recipients, with common mail clients and browsers, can watch. This helps differentiate and highly personalize the sender's email. As an example, research analysts can record introductory commentary and distribute their research reports in a way that cuts through the email clutter of their audiences' inbox. Similarly, video can be simply and quickly be published to web sites from a user's desk.

        Broadcast video.    Sales meetings, training seminars, analyst reports, management presentations and live news broadcasts can be delivered real-time to every user's workstation and streamed to browser-based users. For example, a customer employed its Avistar video network to maximize the reach and impact of an educational seminar. The customer broadcast the seminar to an estimated 300 desktops and meeting rooms with more than 2,000 employees and clients watching in the United States and Europe. As another example, one customer has shifted its international sales meetings to broadcasts and recorded presentations on its Avistar system, thereby saving travel time and costs, while expanding the broadcast to a wider audience.

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

        Integrated data sharing.    In addition to viewing the four quadrants of our video window, multiple users can simultaneously create and annotate a shared document using text or drawing tools color-coded specifically for each user. All participants can access the contents of any shared window and save the marked changes for later reference. Our system can also be utilized in conjunction with other application sharing programs that utilize data networks or the Internet. While participating in an interactive video call, users can access Microsoft NetMeeting's application sharing capabilities through a button on our tool bar and jointly view and edit a document. As an example, multiple design engineers can share a technical drawing in order to resolve an issue with a defective part.

        Our system has the following key features necessary to make integrated video collaboration effective:

        Easy to use interface.    Our applications bring the rich interaction of a face-to-face meeting and the quality and ease of use of the telephone to our systems through:

  •
  Click-to-connect simplicity. To initiate calls or add another user to a session already underway, a user simply clicks on either a direct connect button or a name in the directory. Standard telephone-like features such as hold, hang-up, forward, leave message or begin another call are all completed with the click of a mouse, or keyboard shortcuts. Additionally, anyone on an Avistar network can initiate a video call to the desktop of colleagues, customers, suppliers and others on other Avistar networks. If the person being called is logged-in but unavailable, users can leave a personalized call back message that allows the person to automatically return the video call without having to look up the address.

  •
  "Find Me, Follow Me." Avistar video calling is built on directories and presence-based features referred to as "Find Me, Follow Me." Using this feature, our system is able to determine the presence and location of any user on an Avistar network at any time. To call any user in the Avistar network, it is not necessary to know their number or current location. As long as the Avistar user is logged into his or her Avistar application, the Find Me, Follow Me application automatically registers where that user is logged in, regardless of site or geography, and routes all calls to the user's location. Using this Find Me, Follow Me technology, Avistar's system makes video calling a one-click process and enables what we call "Video Instant Messaging."

  •
  Comprehensive directory. The Avistar network directory is a comprehensive list of Avistar numbers that can be called with a click. All users currently logged into an enterprise's Avistar network will be shown, providing immediate 'presence' information as to availability. The global directory can be tailored to include only a business' community of users. In addition, a private directory feature allows users to create their own directory and reach frequently called parties with a one-click "direct connect" tool. Both global and private directories can also include other non-Avistar sites that use standards-based video conferencing systems. Through the Avistar Community Exchange and AvistarVOS Proxy products, presence information can be shared across participating organizations. The result is one-click, presence-based calling which helps form a community of users.

  •
  Consistency across locations. The Avistar user interface is consistent across desktops and conference rooms. Thus, a user who is familiar with the functionality at the desktop requires no additional training or set up to utilize an Avistar system in a conference room setting. This allows conference room systems to be "self-service," thereby avoiding the support logistics and expense of traditional room based systems.

        Seamless integration of system applications.    All of our applications are seamlessly integrated with one user interface. As a user adds an additional video source during an ongoing video call—such as an additional live participant, a one-way broadcast or a stored video clip—there is virtually no delay in launching another application or downloading data. In addition, each application is synchronized with the others so that all participants in a video call see and hear the same content simultaneously. Thus, recorded or broadcast video can be added to a live session and shown to all participants. The entire session can also be recorded. Our system enables common network and application management, so the same directory can be used for two-way calls, one-way broadcasts and data sharing in the same session. Usage can be determined with our integrated call-reporting tool that provides summary data for analysis and cost justification.

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

        We believe our solution includes the following benefits to our customers:

  •
  Speed business processes. We provide a fully integrated Internet protocol-based video collaboration solution that seamlessly allows individuals to make video calls, view broadcasts and create, store and access video content or other forms of data from the desktop. This can speed business processes by enhancing collaboration and communication.

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

  •
  Opportunity to leverage existing and future communication infrastructures. We provide an open architecture that uses existing standards and is designed to take advantage of emerging standards. Our system integrates into our customers' existing network communications infrastructure, and supports the protocols a company may choose to use for video broadcasts, data sharing and transport of information. However, video quality varies depending on the protocol selected. Our system utilizes existing data networks for transporting stored video, and is designed to support real-time digital networking and video transmission. We have designed our system to continue to work with Internet protocol-based technologies as standards evolve and quality of service improves. We expect this flexibility, together with simplified software and hardware at the desktop, to allow companies to make effective use of their existing local area and wide area networks, as well as their next generation networks.

  •
  Better communication to face new business challenges such as globalization and distributed locations. Within global corporations, professionals collaborate daily with customers, partners and associates who are often located in different offices and/or different time zones. This has increasingly become the case as firms, due to economic and security concerns, have restricted travel and have begun decentralizing their personnel across a more distributed set of locations, taking advantage of lower costs of real estate. In this context, critical information must be delivered on a timely basis and without confusion as smoothly as if colleagues were working together in person. By offering a combination of conference room and desktop systems, Avistar's video product suite enables companies that are reducing travel and/or distributing their operations to easily and quickly connect small, remote offices to the central organization, and still benefit from face-to-face interaction. Based on our experience in helping existing customers choose their optimal configurations, we are able to advise new customers on the setups or configurations that will be most effective for a large central office, a small branch office or other remote locations.

System Architecture and Technology

        Our networked video system is based on our fifth major release of our open architecture, which enables users to communicate visually using various networking protocols and transport media, including the Internet. We developed our architecture to address the necessary elements of a complete video-enabled collaboration solution.

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

        Because of the tight integration of various video network components, namely, the Avistar Switch, Media Server, Conference Center, Broadcast Podium and gateways, our architecture has the following key features:

  •
  Switched services: Our video network today employs a switched architecture to ensure that our system can scale to support large numbers of users. At the center of the network is an Avistar switch, which functions for video networking like the local area network switch functions for data networks. With our switch, bandwidth for video-enabled communication is available on demand so that two or more users participating in a video call automatically have the bandwidth required for continuous video and audio, with virtually no delay.

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

  •
  Transport standard independence: Our system automatically selects the appropriate transport standards for transmitting information over the network to help deliver the highest quality video possible and full duplex audio in the most efficient manner. For example, the AvistarVOS software automatically exchanges information among servers and switches to determine the best network route for video calls. For the transport of video over a local area network, our system currently uses existing spare Ethernet wires to deliver standards-compliant television quality signals. This method of transport keeps video signals clear without interfering with traffic on the data network, and provides for local area network calls with no incremental communications cost. In a wide area network, we deliver only slightly lower-than-television quality for real-time calls and broadcasts, because we use industry video compression standards across the public telephony network or a customer's private IP networks or VPN's. For the transmission of recorded content on corporate data networks or via the Internet, our system uses standard digital storage formats and transport technologies.

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

  •
  Evolves with digital technology: Our AvistarVOS software is designed to facilitate utilization of all-digital, local area networks, including Internet protocol video transmission, when sufficient bandwidth, quality of service and digital endpoints are available. We expect that our system will also maintain compatibility with existing networks. Our AvistarVOS system is designed to enable us to adopt additional Internet protocol-based standards, allowing evolution of the transport of audio and video to the customer's local area data network.

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

Local Area Network and Wide Area Network Products

  •
  Avistar Switch. At the center of each of our local area network systems is an Avistar switch that supports up to 120 desktop users and/or conference rooms. The switch connects video calls placed among Avistar desktop and conference room users, and allows those users to access shared resources such as Avistar conference centers, media servers and gateways, as well as television broadcasts and VCRs. Each Avistar switch includes server software (the AvistarVOS Server) that provides application services and network management. Additional switches can be connected together in a building or campus to scale to many hundreds or even thousands of users.

  •
  Avistar Gateways. Connectivity to the wide area network is provided via our gateways. The gateways support various protocol standards, using public telephony, TCP/IP networks or customer's private networks. With our gateways, users across the wide area network can communicate with another Avistar network or with third-party desktop or room systems that are H.320 and H.323 compliant. Our new, multi-channel IP gateway, introduced in February 2003, significantly reduces the cost of wide area connectivity as compared to previous generations of our gateway products.

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

Internet Protocol-Based Applications

  •
  Avistar Directory Software. Our directories allow a user to place a video call by simply clicking on a name in the user's directory of local and remote Avistar users. If the other party is logged-on, our system will route the call to the correct location over the local area network, or the wide area as appropriate. The user can look up addresses in private and global address books, utilize browser style type-in boxes, and access speed-dial direct connect buttons. This server-based directory integrates with LDAP directories, simplifies administration and allows users to get started quickly without having to manually enter many video phone numbers into their desktop directory.

  •
  Avistar Community Exchange and AvistarVOS Proxy. These products, introduced in February 2003, provide secure, cross-enterprise communications between independent Avistar systems. This provides directory and presence information and system resource reservation for easy and fast connections between firms. These products will facilitate the building of communities of video-enabled users.

  •
  Shareboard® Software. Our Shareboard application allows users to collaborate on graphics, data or text during a video call. By clicking on the "share" button, users are linked to the Shareboard data sharing application. Users can share any application window or image with all conference participants, see all users' color-keyed pointers and text and paintbrush annotations, and save or print shared images from any desktop or conference room.

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

  •
  AvistarVOS Client software and Client Access License to the AvistarVOS Server software.

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

        Video Turrets.    Through partnerships with the top two voice trading platform (turret) providers, Avistar provides traders with an integrated voice and video turret system. The video turret combines call-control functionality and turret audio with video. This enhances the functionality of the turret while tying audio-only participants on phones and turrets into video calls and broadcasts.

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

Customers

        As of December 31, 2003, we have licensed and recognized revenue with respect to over 9,000 end-users at approximately 423 customer sites in 143 cities and 42 countries. Because many of our customers operate on a decentralized basis, decisions to purchase our systems are often made independently by individual business units. As such, a single company may represent several separate accounts. The following is a list of some of the customers that, together with their affiliates, have generated the largest portion of our revenue since our inception:

    Deutsche Bank AG
    Goldman, Sachs & Co.
    JP Morgan Chase & Company
    UBS Warburg LLC

        Deutsche Bank AG and its affiliates accounted for 62% of our total revenue for 2003.

        International revenue, which consists of sales to customers with operations principally in Western Europe and Asia comprised 58%, 49% and 47% of total revenue for 2003, 2002 and 2001, respectively. For 2003, 2002 and 2001, revenues to customers in the United Kingdom accounted for 40%, 26% and 21%, respectively, of total revenues.

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

Sales and Marketing

        Sales.    We have a direct sales force in the United States and Europe consisting of regional sales managers and account managers located in New York, New York and London, England. Regional sales managers have direct responsibility for selling and account management, while account managers are responsible for system utilization and expansion at existing customer sites.

        Marketing.    Our marketing efforts are directed towards select vertical markets, with a current emphasis on financial services and, to a lesser degree, manufacturing. We have identified specific collaboration needs for enterprises in each of these vertical markets. We then help our customers understand how our system can satisfy these needs, thereby increasing the number of users. We emphasize initiatives to develop market awareness of our system and services as well as increased usage of our installed systems. We also use marketing programs to build recognition of our corporate brand.

Installation, Maintenance, Training and Support Services

        We provide a wide variety of services for installation and design of our video communications products, including workflow analysis to identify patterns of collaboration between workgroups to determine the best configuration of networked resources for the enterprise. We generally install our systems for new customers. In an increasing number of cases, our customer's information technology group or services partner install follow-on orders. In the future, we expect our customers or their services partners will increasingly perform installation of additional systems.

        Our maintenance services ensure that customers benefit from the latest networked video technology through software upgrades and expedited repair and replacement services. Our customer support center provides voice and video call assistance to Avistar users and administrators throughout the world. On-site support is also available from each of our major regional offices for a separate fee. In addition, training for users is available onsite or at an Avistar facility and for system administrators at an Avistar facility on a for-fee basis.

Backlog

        The estimated backlog of product orders believed to be firm was $600,000 at December 31, 2003 and $700,000 at December 31, 2002. We expect most of the orders as of December 31, 2003 will be shipped in the first two quarters of 2004. Backlog is not necessarily indicative of past or future operating results.

Research and Development

        We believe that strong system development capabilities are essential to our strategy. Our research and development efforts focus on enhancing our core technology, developing additional applications, addressing emerging technologies, standards and protocols, and engaging in patent and licensing activities. Our system development team consists of engineers and software developers with experience in video and data networking, voice communications, video and data compression, email and Internet technologies. We believe that our diverse technical expertise contributes to the highly integrated functionality of our system. Research and development expenses were $2.4 million in 2003, $3.7 million in 2002 and $5.3 million in 2001. We expect to devote a significant amount of our resources to research and development in the foreseeable future.

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

        We have pursued registration of our key trademarks and service marks in the United States, the United Kingdom and certain other European countries, and intend to pursue additional registration in additional countries where we plan to establish a significant business presence. We own several United States, Canadian and United Kingdom trademarks, including Avistar and the Avistar logo, AvistarVOS, Shareboard and The Enterprise Video Company.

        Through Collaboration Properties, Inc., our wholly owned subsidiary, as of December 31, 2003, we held 20 United States patents and 40 non-United States patents. Four additional United States and non-United States patents had been allowed. The patents that have been issued expire at varying dates between 2013 and 2015. In addition, numerous patent applications are pending in the United States and several other jurisdictions. Specifically, these patent applications, most of which relate to and claim priority from an application originally filed in 1993, include both method and apparatus claims. These patents and pending patent applications disclose and/or claim aspects of our analog or digital desktop video conferencing technology, video and multimedia storage technology for messaging and publishing, directory services, and public wide area networking access, switching and architecture. A portion of these technologies is currently utilized in our system. To date, we have focused on expanding our patent portfolio and expediting patent issuance. We plan to continue these efforts and to seek to license our patents to reinforce the adoption of our technology.

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

  •
  use of open standards;

  •
  quality of service and support;

  •
  company reputation, size and financial stability;

  •
  price and overall cost of ownership; and

  •
  document sharing, including internet-based collaboration.

        Currently, our principal competitors are companies that provide products and services in specific areas where we offer our integrated system, such as:

  •
  room-based point-to-point video communication products;

  •
  desktop video communications products;

  •
  broadcast video products;

  •
  video retrieval and viewing products;

  •
  desktop content creation products; and

  •
  web-based data collaboration products.

        While a number of companies have marketed applications that enable users to use individual features similar to our system, we do not believe that any single competitor currently offers a fully integrated system that provides all the features of our system. We believe these companies in many cases can also represent complementary opportunities to extend the reach of our system by potentially expanding the market for video networking.

        We expect competition to increase significantly in the future from existing providers of specialized video communications products and companies that may enter our existing or future markets, possibly including major telephone companies or communications equipment providers. These companies may develop similar or substitute solutions, which may be less costly or provide better performance or functionality than our systems. A number of our existing and potential competitors have longer operating histories, significantly greater financial, marketing, service, support, technical and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our current or potential competitors have well-established relationships with our current and potential customers, and have extensive knowledge of our industry. It is possible that new competitors or alliances among competitors may emerge and acquire significant market share. To be successful, we must continue to respond promptly and effectively to the challenges of developing customer requirements, technological change and competitors' innovations. Accordingly, we cannot predict what our relative competitive position will be as the market evolves for video collaboration products and services.

Employees

        As of December 31, 2003, we had 54 employees, including personnel dedicated to research and development, customer services, including installation and support services, sales and marketing and finance and administration. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing, and senior management personnel, none of whom is obligated to remain with us by an employment agreement. The loss of the services of one or more of our key employees could harm our business.

Executive Officers

        Our officers and their ages as of December 31, 2003 were as follows:

Name	Age	Position
Gerald J. Burnett	61	Chairman of the Board and Chief Executive Officer
William L. Campbell	55	Vice Chairman, and Executive Vice President and Secretary
Robert J. Habig	49	Chief Financial Officer
J. Chris Lauwers	43	Chief Technology Officer
Stephen F. Arisco	45	Vice President, Operations and Customer Support

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

        Robert J. Habig has been our Chief Financial Officer since May 2001. Previously, he served as Chief Financial Officer at Think3, Inc., a private computer-aided design software company from March 1999 to February 2001, as Chief Financial Officer at CrossWorlds Software, an enterprise software company from July 1998 to February 1999, as Executive Vice President at First Data Corporation, a financial transactions processing company, from May 1997 to June 1998, as a business unit Chief Financial Officer at Allied Signal Corporation, an automotive, aerospace and chemical manufacturing company from 1994 to 1997 and held various positions with PepsiCo from 1979 to 1994. Mr. Habig holds a B.A. in economics and business from Lafayette College and an M.B.A. from the Simon Graduate School of Business at the University of Rochester.

        J. Chris Lauwers has been our Chief Technology Officer since February 2000. He served as Vice President of Engineering of Avistar Systems from 1994 to 2000. He previously served as Principal Software Architect at Vicor Inc., a private e-business product solutions and engineering consulting company, from 1990 to 1994, and as a research associate at Olivetti Research Center from 1987 to 1990. Mr. Lauwers holds a B.S. in electrical engineering from the Katholieke Universiteit Leuven of Belgium. Mr. Lauwers also holds an M.S. and a Ph.D. in electrical engineering and computer science from Stanford University.

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

Item 2.    Properties

        Our corporate headquarters are located in Redwood Shores, California, where we occupy approximately 14,000 square feet under a lease that expires in March 2007. We believe that our current leased facilities, together with facilities that are available to us or are being negotiated, will be sufficient to meet our needs for the next twelve months. In addition, we lease a combined total of approximately 9,000 square feet of office space in New York, New York, Dallas, Texas and London, England. As of December 31, 2003, approximately 750 square feet of our corporate headquarters was being utilized by CPI, our wholly-owned subsidiary.

Item 3.    Legal Proceedings

        On September 23, 2002, CPI, our wholly-owned subsidiary, commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The four patents involved are U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547 and 6,343,314. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. Polycom responded to CPI's claims on November 14, 2002, at which time it both answered the complaint and asserted counterclaims against CPI for non-infringement, invalidity and unenforceability. On January 31, 2003, Polycom filed a motion with the court, which was subsequently granted by the court on March 7, 2003, requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. Three of the four counterclaims involved a third party, and these three counterclaims were dropped by Polycom on June 23, 2003, subsequent to an agreement between Polycom and the third party. On August 9, 2003, CPI and Polycom filed motions for summary judgment with the court, seeking judgment as a matter of law concerning CPI's ability to qualify for "small entity status" in the filing of its four patents being asserted against Polycom. On October 17, 2003, the court denied Polycom's motion for summary judgment and granted CPI's motion for summary judgment, thereby negating Polycom's defense of unenforceablity concerning CPI's having filed these patents as a "small entity."

        Briefings on claims construction issues and a hearing before the presiding judge (Markman hearing) took place on March 8, 2004. A trial date for CPI's claims against Polycom and Polycom's counterclaims has been set for January 10, 2005. The prosecution of this lawsuit and the defense of the proposed Polycom counterclaim may require us to expend significant financial and managerial resources and therefore may have a material negative impact on our business. The duration and ultimate outcome of this litigation are uncertain. In addition, an adverse judgment, if entered against CPI or Avistar, could require CPI or Avistar to pay substantial compensation and/or damages to Polycom, which could harm our business, financial position and results of operations and cause our stock price to decline substantially. Litigation such as this suit can take years to resolve and can be expensive to prosecute. Regardless of the outcome, the prosecution of our claims in this lawsuit may require us to obtain additional financing.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock traded on the NASDAQ National Market from August 17, 2000 to October 29, 2002 and has traded on the NASDAQ SmallCap Market since October 30, 2002 under the symbol "AVSR." Prior to August 17, 2000, there was no public market for our Common Stock. The following table sets forth for the period indicated the high and low closing sale prices for our common stock, as reported by the NASDAQ Stock Market.

	Year Ended December 31, 2003		Year Ended December 31, 2002
	High	Low	High	Low
First Quarter	$1.58	$0.23	$2.32	$1.45
Second Quarter	$1.06	$0.81	$1.63	$0.68
Third Quarter	$0.85	$0.54	$1.15	$0.40
Fourth Quarter	$2.90	$0.70	$0.80	$0.23

        On December 31, 2003, the last reported sale price of our common stock on the NASDAQ SmallCap Market was $1.52 per share. According to the records of our transfer agent, as of December 31, 2003 there were 70 holders of record of our common stock and we believe there are a substantially greater number of beneficial holders.

Recent Sales of Unregistered Securities

        On October 15, 2003, we issued and sold 4,615,385 shares of our common stock at a purchase price of $1.30 per share to Gerald J. Burnett, our Chairman, President and Chief Executive Officer and other members of Dr. Burnett's family, each of whom are accredited investors. The aggregate offering price was $6.0 million. The fees and expenses for this transaction were approximately $300,000, resulting in net proceeds to us of approximately $5.7 million. Pursuant to the foregoing sale, we agreed to register the shares under the Securities Act of 1933, as amended, in the event that we determine to register any of our securities either for our own account or the account of our other stockholders. Under the terms of the private placement, Dr. Burnett agreed to certain restrictions on 1,602,847 of the 3,661,539 shares purchased by him. These restrictions require Dr. Burnett to vote such shares in the same proportion as our outstanding common stock not beneficially owned by him.

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

        We used a portion of the net proceeds of the private placement to repay the $1.5 million outstanding balance under our line of credit from Comerica Bank. We have used and intend to continue to use the remaining net proceeds of the financing for working capital purposes.

Dividend Policy

        We have never paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

        The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto. The selected statements of operations data for the years ended December 31, 2003, 2002 and 2001 and the selected balance sheet data as of December 31, 2003 and 2002 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the year ended December 31, 2000 and 1999 and the selected balance sheet data as of December 31, 2001, 2000 and 1999 is derived from our financial statements not included in the Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statements of Operations Data
Revenue:
Product	$2,817	$4,430	$11,366	$16,925	$6,146
Services, maintenance and support	3,775	4,369	4,830	4,489	3,227

Total revenue	6,592	8,799	16,196	21,414	9,373

Cost of revenue:
Product	1,410	2,129	4,961	7,287	3,190
Services, maintenance and support	2,119	2,348	2,683	2,167	1,697

Total cost of revenue	3,529	4,477	7,644	9,454	4,887

Gross margin	3,063	4,322	8,552	11,960	4,486

Operating expenses:
Research and development	2,420	3,699	5,280	4,123	2,718
Sales and marketing	3,598	3,728	6,066	5,627	3,649
General and administrative	6,034	4,593	5,002	4,283	2,872
Amortization of deferred stock compensation	135	358	898	2,049	618

Total operating expenses	12,187	12,378	17,246	16,082	9,857

Loss from operations	(9,124)	(8,056)	(8,694)	(4,122)	(5,371)

Other income (expenses):
Interest income	44	269	758	650	54
Other income (expense), net	481	227	(2)	(1,184)	(1,012)

Total other income (expense)	525	496	756	(534)	(958)

Loss before provision for (recovery from) income taxes	(8,599)	(7,560)	(7,938)	(4,656)	(6,329)

Provision for (recovery from) income taxes	20	18	(19)	15	$21

Net Loss	$(8,619)	$(7,578)	$(7,919)	$(4,671)	$(6,350)

Beneficial conversion related to convertible preferred stock				$(37,783)

Net loss attributable to common stockholders	$(8,619)	$(7,578)	$(7,919)	$(42,454)	$(6,350)

Net loss per share—basic and diluted	$(0.33)	$(0.30)	$(0.31)	$(4.46)	$(54.27)

Weighted average shares used in calculating basic and diluted net loss per share	26,368	25,260	25,168	9,510	117

	As of December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$5,438	$4,783	$7,455	$21,660	$6,232
Short-term investments	—	2,402	5,831	—	—
Working capital	4,848	7,250	14,039	21,423	1,656
Total assets	8,228	10,400	19,265	28,303	10,523
Notes payable and accrued interest due to related parties
Current portion	—	—	—	—	2,533
Noncurrent portion	—	—	—	—	9,190
Preferred stock	—	—	—	—	17
Stockholders' equity (deficit)	5,491	7,948	15,041	21,764	(6,997)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward looking statements. These risks and other factors include those listed under "Factors Affecting Future Operating Results" elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward looking statements by terminology such as "may", "will", "should", "expects", "intends", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of these terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Factors Affecting Future Operating Results." These factors may cause our actual results to differ materially from any forward looking statement.

        Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results.

Overview

        We develop, market and support an integrated suite of video-enabled vBusiness applications, all powered by our AvistarVOS (video operating system) software. From the desktop, we deliver TV-quality interactive video calling, content creation and publishing, broadcast origination and distribution, video-on-demand and integrated data sharing. Our customers use our system to improve productivity and communication within their enterprise, and between enterprises to enhance relationships with colleagues, customers, suppliers and partners. Using AvistarVOS software and leveraging video, telephony and Internet networking standards, our applications are designed to be scalable, reliable, cost effective, easy to use and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We sell our system directly to enterprises in selected strategic vertical markets and have focused primarily on the financial services, and to a lesser degree, manufacturing industries. Our objective is to establish our technology as the standard for networked video.

        We operate in two segments. We engage in the design, development, manufacturing, sale and marketing of networked video communications products, and associated support services, and CPI, our wholly-owned subsidiary, engages in the prosecution, maintenance, support and licensing of the intellectual property that we have developed, some of which is used in our products. As of December 31, 2003, CPI had not entered into any such third party licensing agreements.

        We operate on a 52-week fiscal year ending December 31. Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make certain estimates and assumptions (see Note 2 to the Consolidated Financial Statements).

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

        We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

  •
  Revenue recognition;

  •
  Valuation of accounts receivable; and

  •
  Valuation of inventories.

Revenue Recognition

        We derive product revenue principally from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. In addition, we derive revenue from fees for installation, maintenance, support, training services and software development. Product revenue as a percentage of total revenue was 43% for 2003 and 50% for 2002.

        We recognize revenue from product sales when all of the following conditions are met: the product has been shipped, an arrangement exists with the customer at a fixed price and we have the right to invoice the customer, collection of the receivable is probable, and we have fulfilled all of our material contractual obligations to the customer. When we provide installation services, the product and installation revenue is recognized upon completion of installation and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above. When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above. Payment for product is due upon shipment, subject to specific payment terms. The price charged for maintenance and/or support is defined in the contract, and is based on a percentage of product list prices as stipulated in the customer agreement. Customers have the option to renew the maintenance and/or support services in subsequent periods at the same rate as paid in the initial year. Revenue from maintenance and support is recognized pro-rata over the maintenance and/or support term, which is typically one year in length. Training services are offered independently of the purchase of product. The value of these training services is determined based on the price charged when such services are sold separately and training revenue is recognized upon performance of the service. We recognize service revenue from software development contracts using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price, we have fulfilled all of our material contractual obligations to the customer for a deliverable of the contract, verification of completion of the deliverable has been received, and collection of the receivable is probable. Reimbursements received for out-of-pocket expenses incurred during installation and support services, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out of Pocket" Expenses Incurred."

        To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank AG and their affiliates. For 2003, we recorded revenue of approximately $4.1 million, or 62% of total revenue from Deutsche Bank AG and their affiliates. No other customers individually accounted for greater than 10% of our total revenue for 2003. For 2002, we recorded revenue of approximately $5.8 million, or 66% of total revenue, from Deutsche Bank AG and JP Morgan Chase & Company and their affiliates, each of whom generated more than 10% of our total revenue. We anticipate that our revenue, and therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers. As a result, the loss of or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

        International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 58% of total revenue for 2003, 49% for 2002 and 47% for 2001.

Valuation of Accounts Receivable

        Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends and the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts was understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of December 31, 2003, approximately 89% of our accounts receivable balance was concentrated with one customer. As of December 31, 2002, approximately 65% of our accounts receivable were concentrated with one customer.

Valuation of Inventories

        We record a provision for obsolete or excess inventory for models that are no longer manufactured or are at risk of being replaced with new versions of our product. In determining the allowance for obsolete or excess inventory, we look at our forecasted demand versus quantities on hand and commitments. Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, provision for purchase commitments and charges against earnings may be required, which would negatively affect our operating income for such period.

Results of Operations

        The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Year Ended December 31,
	Percentage of Total Revenue
	2003	2002	2001
Revenue:
Product	43%	50%	70%
Services, maintenance and support	57	50	30

Total revenue	100	100	100

Cost of revenue:
Product	21	24	30
Services, maintenance and support	32	27	17

Total cost of revenue	53	51	47

Gross margin	47	49	53

Operating expenses:
Research and development	37	42	33
Sales and marketing	55	43	37
General and administrative	92	52	31
Amortization of deferred stock compensation	2	4	6

Total operating expenses	186	141	107

Loss from operations	(139)	(92)	(54)

Other income (expense):
Interest income	1	3	5
Other income (expense), net	7	3	—

Total other income, net	8	6	5

Loss before provision for (recovery from) income taxes	(131)	(86)	(49)

Provision for (recovery from) income taxes	0	0	(0)

Net loss	(131)%	(86)%	(49)%

COMPARISON OF 2003, 2002 AND 2001

Revenue

        Total revenue decreased by 25% in 2003 to $6.6 million from $8.8 million for 2002. The decrease in total revenue in 2003 relative to 2002 was due to flat product sales and the timing of revenue recognition from 2001 business in 2002. Flat product sales in 2003 were due in large part to stagnant demand for enterprise information technology experienced in the economy and in the financial services industry in particular, resulting in constrained budgets and delayed procurement decisions by existing and potential customers. For 2003, one customer accounted for 62% of our total revenue. For 2002, two customers accounted for 66% of our total revenue. The level of sales to any customer may vary from quarter to quarter and year to year. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period. The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

        Total revenue decreased by 46% in 2002 to $8.8 million from $16.2 million for 2001. The decrease in total revenue in 2002 relative to 2001 was due primarily to lower product sales and the general slowdown experienced in the economy.

Cost of Revenue

        Cost of revenue declined by 21% in 2003 to $3.5 million from $4.5 million for 2002. The decrease in cost of revenue in 2003 relative to 2002 was primarily due to the reduction in direct product costs caused by the decreased product volume and, to a lesser extent, due to the reduction in maintenance and support costs caused by the consolidation of our support center operations at our corporate headquarters.

        Cost of revenue declined by 41% in 2002 to $4.5 million from $7.6 million for 2001. The decrease in cost of revenue in 2002 relative to 2001 was primarily due to the reduction in direct product costs caused by the decline in product volume.

Gross Margin

        Gross margin as a percentage of revenue decreased in 2003 to 46% from 49% for 2002. The decrease in gross margin as a percentage of revenue for 2003 relative to 2002 was due in large part to the reduced product revenue, which resulted in less coverage of the fixed component of the cost of product sales. In addition, the decrease in gross margin as a percentage of revenue for 2003 relative to 2002 was due to higher service revenue as a percentage of total revenue for 2003, which generally carries a lower margin than product revenue.

        Gross margin as a percentage of revenue decreased in 2002 to 49% from 53% for 2001. The decrease in gross margin as a percentage of revenue for 2002 relative to 2001 was due to higher service revenue as a percentage of total revenue for 2002, which generally carries a lower margin than product revenue, as well as the lower overall revenue base, which provided less coverage of the fixed component of the cost of sales.

Operating Expenses

        Research and development.    Research and development expenses decreased by 35% in 2003 to $2.4 million from $3.7 million for 2002. The decrease in research and development expenses in 2003 relative to 2002 was primarily due to the reduction in personnel and personnel related expense as a result of a 12% decline in average staffing levels and a reduction in outside services and external consulting expenses, as well as reduced capital expenditures and associated depreciation. Research and development expenses decreased by 30% in 2002 to $3.7 million from $5.3 million for 2001. The decrease in research and development expenses in 2002 relative to 2001 was primarily due to the reduction in personnel and personnel related expense as a result of a 10% decline in staffing levels and a reduction in outside service costs.

        Sales and marketing.    Sales and marketing expenses remained relatively flat in 2003 at $3.6 million compared to $3.7 million for 2002. Sales and marketing expenses decreased by 39% in 2002 to $3.7 million from $6.1 million for 2001. The decrease in sales and marketing expenses in 2002 relative to 2001 was due to decreased personnel and personnel related costs as a result of a 10% decline in staffing levels, decreased commission expense due to lower product sales, reductions in marketing program expenditures and reductions in outside service costs.

        General and administrative.    General and administrative expenses increased by 31% in 2003 to $6.0 million from $4.6 million for 2002. The increase in general and administrative expenses in 2003 relative to 2002 was due primarily to an increase in legal fees. General and administrative expenses decreased by 8% in 2002 to $4.6 million from $5.0 million for 2001. The decrease in general and administrative expenses in 2002 relative to 2001 was a result of decreased personnel and external labor costs, offset by increased outside professional services expenses.

        Amortization of deferred stock compensation.    Amortization of deferred stock compensation decreased by 62% in 2003 to $135,000 from $358,000 for 2002. The decrease in amortization of deferred stock compensation in 2003 relative to 2002 was due to the completion of option amortization, as well as forfeitures of stock options by employees no longer with our company. Amortization of deferred stock compensation decreased by 60% in 2002 to $358,000 from $898,000 for 2001. The decrease in amortization of deferred stock compensation in 2002 relative to 2001 was due to the completion of option amortization for certain option grants, as well as forfeitures of stock options by employees no longer with our company.

        Other income (expense), net.    Other income (expense), net increased by 6% in 2003 to $525,000 from $496,000 for 2002. The increase in other income (expense), net in 2003 relative to 2002 was due primarily to net insurance proceeds of $570,000 received in satisfaction of a business interruption claim for losses incurred by our New York City office following the September 11, 2001 terrorist attack on the World Trade Center, offset by lower interest income associated with a declining balance of cash, cash equivalents and short-term investments and lower interest rates. Other income (expense), net decreased by 34% in 2002 to $496,000 from $756,000 for 2001. The decrease in other income (expense), net in 2002 relative to 2001 was due to lower interest income associated with a declining balance of cash, cash equivalents and short-term investments and lower interest rates, partially offset by $0.2 million in net grant proceeds received in 2002 from the New York City disaster relief program associated with the events of September 11, 2001.

Liquidity and Capital Resources

        We have funded our operations since inception primarily from product and services revenue, the net proceeds of $31.3 million from our August 2000 initial public offering of common stock, lines of credit with related parties and financial institutions, the proceeds of approximately $6.4 million from the sale of Series B preferred stock in December 1999 and the proceeds of approximately $5.7 million from the private sale of our common stock in October 2003.

        We had cash and cash equivalents of $5.4 million as of December 31, 2003 and $4.8 million as of December 31, 2002. For 2003, we had a net cash inflow of $0.7 million resulting primarily from net cash proceeds from issuance of common stock of $6.0 million and proceeds from net sales of short-term investments of $2.4 million, offset by net cash used in operations of $7.5 million. The net cash proceeds from issuance of common stock are primarily due to the private sale of 4,615,385 shares of our common stock to Gerald J. Burnett, our Chairman, President and Chief Executive Officer, and other members of his family at a price per share of $1.30, resulting in net proceeds of this private financing, after deducting expenses of the financing, of $5.7 million. The net cash used in operations primarily reflected a net loss of $8.6 million and a decrease in deferred revenue and customer deposits of $0.3 million, but was partially offset by an increase in accounts payable of $0.4 million, an increase in accrued liabilities and other of $0.2 million, a decrease in inventories of $0.2 million and a decrease in prepaid expenses and other current assets of $0.1 million. The cash outflows associated with the net loss, along with the slight decrease in inventories and prepaid expenses reflect the smaller scale of our business in 2003 relative to 2002. The increase in accounts payable and accrued liabilities and other reflect the timing of disbursements relative to 2002.

        For 2002, we had a net cash outflow of $2.7 million resulting primarily from net cash used in operations of $5.9 million, which was offset by proceeds from net sales of short-term investments of $3.4 million. The net cash used in operations primarily reflected a net loss of $7.6 million, a decrease in accrued liabilities and other of $1.3 million and a decrease in deferred revenue and customer deposits of $0.2 million, partially offset by a decrease in accounts receivable of $2.0 million, a decrease in prepaid expenses and other current assets of $0.5 million and non-cash stock compensation expense of $0.4 million. The cash outflows associated with the net loss, reduced accrued liabilities and reduced accounts receivable reflect the smaller scale of our business in 2002 relative to 2001.

        For 2001, we had a net cash outflow of $14.2 million resulting primarily from net cash used in operations of $8.0 million, net purchases of short-term investments of $5.8 million and purchases of property and equipment of $0.8 million. The net cash used in operations primarily reflected a net loss of $7.9 million, a decrease in accounts payable of $1.4 million and a decrease in deferred revenue and customer deposits of $0.9 million, partially offset by non-cash stock compensation expense of $0.9 million, a decrease in accounts receivable of $0.9 million and a decrease in inventories of $1.1 million. The cash outflows associated with the net loss, reduced inventories and reduced accounts receivable reflect the smaller scale of our business in 2001 relative to 2000.

        Expenditures for property and equipment for 2003 were approximately $0.2 million. At December 31, 2003, we did not have any material commitments for future capital expenditures. We anticipate spending approximately $0.4 million in capital expenditures in the next 12 months.

        The following table summarizes our known contractual obligations and commitments as of December 31, 2003 (in thousands) for the periods presented.

	Payments due by period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	3,063	643	1,636	460	324
Purchase Obligations	503	312	191	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$3,566	$955	$1,827	$460	$324

        On February 27, 2002, we entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million under a revolving line of credit. On December 15, 2002, we entered into an amendment to the Loan and Security Agreement to increase the maximum funds available under the line of credit to $6.0 million and extend the term of the agreement. The amended Loan and Security Agreement, as further amended in March 2003, had an expiration date of February 27, 2004. The agreement, as amended, includes a first priority security interest in all our assets, excluding intellectual property. Gerald Burnett, our Chairman and Chief Executive Officer, has provided a collateralized guarantee to the financial institution, assuring payment of our obligations under the agreement and as a consequence, a number of restrictive covenants from the original Loan and Security Agreement have been deleted, except for quick ratio and loan to value covenants, allowing us greater access to the full amount of the facility. In addition to the guarantee provided to the financial institution, Dr. Burnett provided a personal guarantee to Avistar, assuring the provision of $6.0 million to Avistar in the event the line of credit from the financial institution was unavailable for any reason.

        On October 15, 2003, we completed the private sale of 4,615,385 shares of our common stock to Dr. Burnett and other members of his family at a price per share of $1.30. The net proceeds of this private financing, after deducting expenses of the financing, were approximately $5.7 million. Under the terms of the private placement, Dr. Burnett agreed to certain restrictions on 1,602,847 of the 3,661,539 shares purchased by him. These restrictions require Dr. Burnett to vote such shares in the same proportion as our outstanding common stock not beneficially owned by Dr. Burnett. As a result of this private placement, Dr. Burnett's previous commitment to provide us with up to $6.0 million in funds in the event that we were not able to borrow at least $6.0 million under the Loan and Security Agreement was terminated by its terms.

        During 2003, we borrowed $1.5 million under the Loan and Security Agreement. These outstanding borrowings were repaid in October 2003 using a portion of the proceeds from the private sale of common stock to Dr. Burnett and other members of his family. As of December 31, 2003, we did not have any borrowings outstanding under the line of credit.

        On February 27, 2004, the Loan and Security Agreement was amended to change the maximum borrowings thereunder to $3.5 million, subject to certain quick ratio and loan to value covenants, and to extend the term of the Loan and Security Agreement to February 27, 2005. In connection with this amendment, Dr. Burnett's collateralized guarantee was amended to reduce the amount of such guarantee to $3.5 million. In addition to the guarantee provided to the financial institution, Dr. Burnett has also provided a personal guarantee to Avistar assuring the provision of up to $2.0 million to Avistar in the event that at least $2.0 million is not available to us under the line of credit, or an alternate financing arrangement, for any reason. As of the date of the filing of this report, we had no outstanding borrowings under the line of credit and were eligible to borrow up to $3.5 million.

        We currently believe that existing cash and cash equivalents balances, short-term investments and available borrowings under the Loan and Security Agreement, as amended, and the commitment from our CEO will provide us with sufficient funds to finance our operations for the next 12 months.

        We intend to continue to invest in the development of new products and enhancements to our existing products. We may need to arrange for the availability of additional funding upon the expiration of the Loan and Security Agreement on February 27, 2005, either through the execution of an extension of the Loan and Security Agreement or through other means, in order to meet our future business requirements for the following 12 months. Additional funds and additional financing may not be available on favorable terms, or at all. If we are unable to obtain additional funding on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, results of operations and ability to continue operations. Furthermore, any additional equity financing may be dilutive to our stockholders and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock, and debt financing, if available, may involve significant fees, interest payment obligations and restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of revenue, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights including, without limitation, the costs and result of CPI's litigation with Polycom and other factors, all of which may impact our ability to achieve and maintain profitability.

Recent Accounting Pronouncements

        In December 2002, the FASB issued SFAS 148, "Summary of Statement No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS 148.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our condensed consolidated financial statements.

Factors Affecting Future Operating Results

        Our market is in the early stages of development, and our system may not be widely accepted.

        Our ability to achieve profitability depends in part on the widespread adoption of networked video communications systems. If the market for our system fails to grow or grows more slowly than we anticipate, we may not be able to increase revenue or achieve profitability. The market for our system is relatively new and evolving. We have to devote substantial resources to educating prospective customers about the uses and benefits of our system. Our efforts to educate potential customers may not result in our system achieving market acceptance. In addition, businesses that have invested or may invest substantial resources in other video products may be reluctant or slow to adopt our system. Similarly, customers using existing information systems in which they have made significant investments may refuse to adopt our system if they perceive that our offerings will not complement their existing systems. Consequently, the conversion from traditional methods of communication to the extensive use of networked video may not occur as rapidly as we wish.

        We have incurred substantial losses in the past and may not be profitable in the future.

        We incurred net losses of $8.6 million for 2003, $7.6 million for 2002 and $7.9 million for 2001. As of December 31, 2003, our accumulated deficit was $80.8 million. Our revenue may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business in the future. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers. If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable. If we fail to achieve our plan of generating positive cash flow from operations over the next 12 months, we may be required to raise additional funds, and additional financing may not be available on favorable terms, if at all. Although our Chairman and Chief Executive Officer has

guaranteed our Loan and Security Agreement, we cannot be certain that he will continue to do so. We cannot predict whether or when we will become profitable. If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, if we fail to reach profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

        General economic conditions have and may continue to reduce our revenues and harm our business.

        The international economic slowdown and the downturn in the investment banking industry that began in the year 2000 has negatively affected our business in 2001, 2002 and 2003, and may continue to do so in the future. During this period, the investment banking industry suffered a sharp decline, which caused many of our existing and potential customers to cancel or delay orders for our products. If our customers and potential customers continue to delay ordering our products, we will fall short of our revenue expectations for 2004 and beyond. The outlook for the video communications industry is uncertain. Slower growth among our customers, tightening of customers' operating budgets, retrenchment in the capital markets and other general economic factors all have had and could in the future have a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

        We have filed a complaint alleging patent infringement against Polycom, Inc. The prosecution of this lawsuit could require us to expend significant financial and managerial resources and may have a material negative impact on our business. If we do not prevail, we may be required to pay monetary damages.

        On September 23, 2002, CPI, our wholly-owned subsidiary, commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The four patents involved are U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547 and 6,343,314. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. Polycom responded to CPI's claims on November 14, 2002, at which time it both answered the complaint and asserted counterclaims against CPI for non-infringement, invalidity and unenforceability On January 31, 2003, Polycom filed a motion with the court, which was subsequently granted by the court on March 7, 2003, requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. Three of the four counterclaims involved a third party, and Polycom dropped these three counterclaims on June 23, 2003, subsequent to an agreement between Polycom and the third party. On August 9, 2003, CPI and Polycom filed motions for summary judgment with the court, seeking judgment as a matter of law concerning CPI's ability to qualify for "small entity status" in the filing of its four patents being asserted against Polycom. On October 17, 2003 the court denied Polycom's motion for summary judgment and granted CPI's motion for summary judgment, thereby negating Polycom's defense of unenforceability concerning CPI's having filed these patents as a "small entity."

        Briefings on claims construction issues and a hearing before the presiding judge (Markman hearing) took place on March 8, 2004. A trial date for CPI's claims against Polycom and Polycom's counterclaims has been set for January 10, 2005. The prosecution of this lawsuit and the defense of the Polycom counterclaim may require us to expend significant financial and managerial resources and therefore may have a material negative impact on our business. The duration and ultimate outcome of this litigation are uncertain. In addition, an adverse judgment, if entered against CPI or Avistar, could require CPI or Avistar to pay substantial compensation and/or damages to Polycom, which could harm our business, financial position and results of operations and cause our stock price to decline substantially. Litigation such as this suit can take years to resolve and can be expensive to prosecute and defend. Regardless of the outcome, the prosecution of CPI's claims and defense of the counterclaims in this lawsuit may require us to obtain additional financing.

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

  •
  the costs involved in maintaining and enforcing patent claims and other IP rights, including the costs associated with CPI's litigation with Polycom; and

  •
  available borrowings under line of credit arrangements and other factors.

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

        Our lengthy sales cycle to acquire new customers or large follow-on orders may cause our operating results to vary significantly and make it more difficult to forecast our revenue.

        We have generally experienced a product sales cycle of four to nine months for new customers or large follow-on orders due to the time needed to educate customers about the uses and benefits of our system, and the significant investment decisions that our prospective customers must make when they decide to buy our system. Many of our prospective customers have neither budgeted expenses for networked video communications systems, or for personnel specifically dedicated to the procurement, installation or support of these systems. As a result, our customers spend a substantial amount of time before purchasing our system in performing internal reviews and obtaining capital expenditure approvals. Recent economic conditions have contributed to additional deliberation, and an associated delay in the sales cycle.

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

        Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its usefulness and value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Revenue generated from follow-on orders accounted for approximately 96% of our revenue in 2003 and 95% in 2002. Economic conditions have contributed to decreases in our clients' capital spending in the past, and we have experienced a decrease in the size and number of follow-on orders. Our future financial performance depends on successful initial installations of our system and successful generation of follow-on orders as the Avistar network expands within a customer organization. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

        Because we depend on a few customers for a majority of our revenue, the loss of one or more of them could cause a significant decrease in our revenue.

        We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank and their affiliates. Collectively, this customer accounted for 62% of our revenue for 2003. This contribution reflects the acquisition by Deutsche Bank of other financial services firms that were previously Avistar customers, as well as the purchase of Avistar technology by Deutsche Bank for new accounts as part of Deutsche Bank's client connectivity program. No other customers individually accounted for greater than 10% of our total revenue for 2003. For 2002, Deutsche Bank and JP Morgan Chase & Company and their affiliates accounted for 66% of our revenue, each of whom generated more than 10% of our total revenue. We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue. As of December 31, 2003, approximately 89% of our accounts receivable were concentrated with one customer. As of December 31, 2002, approximately 65% of our accounts receivable were concentrated with two customers, each of whom represented more than 10% of our total accounts receivable balance.

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

        Our system is designed to work with a variety of hardware and software configurations and data networking infrastructures used by our customers. The majority of these customer networks rely on

Microsoft Windows servers. However, our software may not operate correctly on other hardware and software platforms or with other programming languages, database environments and systems that our customers use. Also, we must constantly modify and improve our system to keep pace with changes made to our customers' platforms, data networking infrastructures, and their evolving ability to transport video and other applications. This may result in uncertainty relating to the timing and nature of our new release announcements, introductions or modifications, which in turn may cause confusion in the market, with a potentially harmful effect on our business. If we fail to promptly modify or improve our system in response to evolving industry standards or customers' demands, our system could become obsolete, which would harm our financial condition and reputation.

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

        We regard our system as open but proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as licensing, non-disclosure and other agreements with our consultants, suppliers, customers and employees. However, these laws and agreements provide only limited protection of our proprietary rights. In addition, we may not have signed agreements in every case and the contractual provisions that are in place and the protection they produce may not provide us with adequate protection in all circumstances. Although CPI holds patents and has filed patent applications covering some of the inventions embodied in our systems, our means of protecting our proprietary rights may not be adequate. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization and without our detection. In the event that we believe a third party is infringing our intellectual property rights, an infringement claim brought by us could, regardless of the outcome, result in substantial cost to us, divert our management's attention and resources, be time consuming to prosecute and result in unpredictable damage awards. A third party may also develop similar technology independently, without infringing upon our patents and copyrights. In addition, the laws of some countries in which we sell our system may not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our system could harm our business, financial condition or results of operations.

        Infringement claims could require us to expend significant financial and managerial resources.

        A third party could claim that our technology infringes upon its proprietary rights. As the number of software systems in our target market increases and the functionality of these systems overlap, we believe that the number of infringement suits filed by software developers may increase. At a hearing held on March 7, 2003, the judge in the existing lawsuit in which CPI is claiming that Polycom infringes four CPI patents granted Polycom's motion to amend its counterclaims to include claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. Three of the four counterclaims for patent infringement related to equipment provided to Avistar by a third-party. These three counterclaims involving the third party were dropped on June 23, 2003, subsequent to an agreement between Polycom and the third party.

        Briefings on claims construction issues and a hearing before the presiding judge (Markman hearing) took place on March 8, 2004. A trial date for CPI's claims against Polycom and Polycom's remaining counterclaim has been set for January 10, 2005. Prosecuting and defending against any infringement claims, even those that are not meritorious, could result in the expenditure of significant financial and managerial resources, could take years to resolve and may require us to obtain additional financing. In addition, if we are found liable for infringement, it could require CPI or Avistar to pay substantial compensation and/or damages to Polycom and we may not be able to continue offering that portion of our system that is found to be infringing. Redesigning our system components to avoid alleged or actual infringement could result in the expenditure of significant and managerial resources and diminish the value of our system, which could harm our business, financial position and results of operations and cause our stock price to decline substantially.

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

        Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and certain contract claims. Our license agreements also typically limit a customer's entire remedy to either a refund of the price paid or modification of our system to satisfy our warranty. However, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. Although we maintain product liability ("errors and omissions") insurance coverage, we cannot assure you that such coverage will be adequate. A product liability, warranty or other claim could harm our business, financial condition and/or results of operations. Performance interruptions at a customer's site could negatively affect the demand for our system or give rise to claims against us.

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

        We depend on outside contract manufacturers to produce components of our systems. A significant portion of our compression and decompression product, or gateway product, is currently supplied by a single source, Tandberg, Inc. In addition, we depend on various third party suppliers for the cameras, microphones, speakers and monitors that we install at desktops and in conference rooms as a part of each video communications network system. Two of these contract manufacturers, SAE Materials Inc. and Pacific Corporation, are single source suppliers for key components of our products. Another supplier, Equator Technologies Inc., is our only current source of a component used in products recently introduced to the marketplace. Our reliance on these third parties involves a number of risks, including:

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

        To increase our revenue, we must increase the size of our direct sales force and add indirect distribution channels, such as systems integrators, product partners and/or value-added resellers, and/or effect sales through our customers. If we are unable to maintain or increase our direct sales force or add indirect distribution channels due to our own cost constraints, limited availability of qualified personnel or other reasons, our future revenue growth may be limited and our future operating results may suffer. We cannot assure you that we will be successful in attracting, integrating, motivating and retaining sales personnel. Furthermore, it can take several months before a new hire becomes a productive member of our sales force. The loss of existing direct and/or indirect salespeople, or the failure of new salespeople and/or indirect sales partners to develop the necessary skills in a timely manner, could reduce our revenue growth.

        We may not be able to retain our existing key personnel, or hire and retain the additional personnel that we need to sustain and grow our business.

        Our products and technologies are complex, and to successfully implement our business strategy and manage our business, an in-depth understanding of video communication and collaboration technologies and their potential uses is required. We depend on the continued services of our executive officers and other key personnel. We do not have long-term employment agreements with our executive officers or other key personnel and we do not carry any "key man" life insurance. The loss of the services of any of our executive officers or key personnel could harm our business, financial condition and results of operations.

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

        International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 58% of total revenue for 2003 and 49% for 2002. Some of the risks we may encounter in conducting international business activities include the following:

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

        For continued listing of our common stock on The NASDAQ SmallCap Market, we are required to, among other things (i) maintain stockholders' equity of at least $2.5 million, and (ii) maintain a minimum closing bid price of our common stock of at least $1.00. As of December 31, 2003, we had stockholders' equity of $5.5 million and the closing price of our common stock on March 1, 2004 was $1.36. If our stockholders' equity declines below $2.5 million or the closing bid price of our common stock remains below $1.00 for 30 or more consecutive trading days, our common stock could be subject to delisting from trading on The NASDAQ SmallCap Market. There can be no assurance that we will continue to meet all requirements for continued listing on The NASDAQ SmallCap Market, including the minimum bid price requirement, the requirement for a minimum stockholder's equity of $2.5 million or the other continued listing standards of such market.

        If we are unable to continue to list our common stock for trading on The NASDAQ SmallCap Market, there may be adverse impact on the market price and liquidity of our common stock, and our stock may be subject to the "penny stock rules" contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. Delisting of our common stock from The NASDAQ SmallCap Market could also materially adversely affect our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel. In addition, if we were unable to list our common stock for trading on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

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

        If our revenue and results of operations are below the expectations of public market securities analysts or investors, then significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies, and which often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock.

        If our share price is volatile, we may be the target of securities litigation, which is costly and time-consuming to defend.

        In the past, following periods of market volatility in the price of a company's securities, security holders have often instituted class action litigation. Many technology companies have been subject to this type of litigation. Our share price has, in the past, experienced price volatility, and may continue to do so in the future. If the market value of our common stock experiences adverse fluctuations and we become involved in this type of litigation, regardless of the merits or outcome, we could incur substantial legal costs and our management's attention could be diverted, causing our business, financial condition and operating results to suffer.

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

        Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 72% of our common stock as of December 31, 2003. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause the market price of our common stock to decline.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

        We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 58% of total revenue for the year ended December 31, 2003 and 49% for the year ended December 31, 2002. As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

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

        The following table provides information about our investment portfolio. For investment securities, the table presents cash and cash equivalents and short-term investments and related weighted average interest rates by category at December 31, 2003.

	Amounts	Weighted Average Interest Rate
	(in thousands)
Description
Cash, cash equivalents and short-term investments:
Cash	$427	—
Market preferreds	1,000	—
Other cash equivalents	4,011	1.07%

Fair Value at December 31, 2003	$5,438

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements and the independent auditors' report appear on pages F-1 through F-21 of this Report.

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

Item 9a.    Controls and Procedures

        (a)   Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        (b)   Changes in internal control over financial reporting: There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item concerning our directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement related to the 2004 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of 2003 pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report in "Business—Management" and certain other information required by this item is incorporated by reference from the section captioned "Principal Stockholders" contained in the Proxy Statement.

        We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which also applies to employees generally, is posted on our Internet website. The Internet address for our website is http://www.avistar.com, and the code of ethics may be found as follows:

  1.
  From our main Web page, first click on "Company."

  2.
  Next, click on "Investor Relations."

  3.
  Next, click on "Code of Business Conduct and Ethics."

        We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to the section captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference to the sections captioned "Principal Stockholders" and "Record Date and Principal Share Ownership" and the table captioned "Equity Compensation Plan Information" contained in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" contained in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this section is incorporated by reference from the information in the section entitled "Ratification of Appointment of Independent Accountants" in the Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)(1) Financial Statements

        The following financial statements are incorporated by reference in Item 8 of this Report:

  (a)(2) Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts and Reserves (see page S-1)

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

  (a)(3) Exhibits

3.2(1)	Restated Certificate of Incorporation
3.3(2)	Bylaws of Avistar Communications Corporation
4.1(1)	Specimen Certificate evidencing shares of Common Stock
4.2(1)	Registration and Information Rights Agreement dated December 9, 1999
10.1(1)	1997 Stock Option Plan, as amended*
10.1.1(1)	1997 Stock Option Plan Form of Stock Option Agreement*
10.2(1)	2000 Stock Option Plan, as amended*
10.3(3)	2000 Director Option Plan, as amended*
10.4(1)	Form of Director Option Agreement*
10.5(4)	2000 Employee Stock Purchase Program, as amended*
10.6(1)	Form of Indemnification Agreement*
10.7(5)†	Preferred Supplier Agreement dated June 24, 1997 by and between Avistar and Tandberg, Inc., including modifications Nos. 1, 2, 3 and 4
10.7.1(1)†	Modification No. 5 to the Preferred Supplier Agreement dated June 27, 2000
10.7.2(2)†	Modification No. 6 to the Preferred Supplier Agreement dated November 27, 2000
10.8(6)	Settlement Agreement and Release between the Registrant and R. Stephen Heinrichs dated April 26, 2001*
10.9(7)	Master Loan and Security Agreement between the Registrant and Comerica Bank—California dated February 27, 2002

10.9.1(7)†	First Amendment dated December 17, 2002 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California
10.9.2(7)†	Unconditional Guaranty of the Gerald J. Burnett and Marjorie J. Burnett Revocable Trust dated December 17, 2002
10.9.3(7)†	Unconditional Guaranty of Gerald J. Burnett dated December 17, 2002
10.9.4(7)	Second Amendment dated March 10, 2003 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California
10.9.5	Fourth Amendment dated February 27, 2004 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California
10.9.6	Reaffirmation of Unconditional Guaranty of the Gerald J. Burnett and Marjorie J. Burnett Revocable Trust dated February 24, 2004
10.9.7	Guaranty of Gerald J. Burnett dated February 27, 2004
10.10(8)	Office Lease Agreement between CA-Twin Dolphin Plaza Limited Partnership and the Registrant dated July 30, 2003
10.11(8)	Common Stock Purchase Agreement by and among the Registrant and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust, Grady Burnett and Wendolyn Hearn dated October 15, 2003
21.1(7)	Subsidiaries of the Company
23.1	Consent of KPMG LLP
24.1	Power of Attorney (see page 47)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Indicates management contract or compensatory plan or arrangement required to be filed an exhibit pursuant to Item 14(c) of Form 10-K.

†
Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

(1)
Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.

(2)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2002 filed with the Securities and Exchange Commission on April 30, 2002.

(3)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2003 filed with the Securities and Exchange Commission on August 13, 2003.

(4)
Filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 16, 2000.

(5)
Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 21, 2002.

(6)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.

(7)
Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 with the Securities and Exchange Commission on March 25, 2003.

(8)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2003 filed with the Securities and Exchange Commission on October 23, 2003.

        (b)   Reports on Form 8-K.    On October 24, 2003, the Company furnished a Current Report on Form 8-K relating to the Company's announcement of its earnings for the three months ended September 30, 2003. On October 20, 2003, the Company filed a Current Report on Form 8-K relating to the Company's announcement that it had entered into a common stock purchase agreement with certain investors and completed the private sale of its common stock to such investors.

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

Date: March 16, 2004

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GERALD J. BURNETT Gerald J. Burnett	Chief Executive Officer and Chairman (Principal Executive Officer)	March 16, 2004
/s/ ROBERT J. HABIG Robert J. Habig	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2004
/s/ WILLIAM L. CAMPBELL William L. Campbell	Executive Vice President and Director	March 16, 2004
/s/ R. STEPHEN HEINRICHS R. Stephen Heinrichs	Director	March 16, 2004
/s/ ROBERT P. LATTA Robert P. Latta	Director	March 16, 2004

/s/ ROBERT M. METCALFE Robert M. Metcalfe	Director	March 16, 2004
/s/ DAVID M. SOLO David M. Solo	Director	March 16, 2004

Independent Auditors' Report

The Board of Directors and Stockholders
Avistar Communications Corporation:

        We have audited the accompanying consolidated balance sheets of Avistar Communications Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The 2001 financial statements and financial statement schedule of Avistar Communications Corporation were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated January 23, 2002 (except with respect to a certain matter as to which the date is February 27, 2002).

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

        In our opinion, the consolidated financial statements as of and for the years ended December 31, 2003 and 2002 referred to above present fairly, in all material respects, the financial position of Avistar Communications Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2003 and 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California
January 16, 2004, except as to
Note 3, which is as of
February 27, 2004

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

as of December 31, 2003 and 2002

(in thousands, except share and per share data)

	December 31, 2003	December 31, 2002
Assets:
Current assets:
Cash and cash equivalents	$5,438	$4,783
Short-term investments	—	2,402
Accounts receivable, net of allowance for doubtful accounts of $44 and $69 at December 31, 2003 and 2002, respectively	695	740
Inventories, including inventory shipped to customers' sites, not yet installed of $41 and $71 at December 31, 2003 and 2002, respectively	937	1,148
Prepaid expenses and other current assets	515	629

Total current assets	7,585	9,702
Property and equipment, net	352	378
Other assets	291	320

Total assets	$8,228	$10,400

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$941	$558
Deferred revenue and customer deposits	671	996
Accrued liabilities and other	1,125	898

Total current liabilities	2,737	2,452

Stockholders' equity:
Common stock, $0.001 par value; 250,000,000 shares authorized at December 31, 2003 and 2002; 31,390,383 and 26,465,058 shares issued at December 31, 2003 and 2002, respectively	31	26
Less: treasury common stock, 1,179,625 shares at December 31, 2003 and 2002, at cost	(51)	(51)
Additional paid-in-capital	86,278	80,254
Deferred stock compensation	—	(135)
Other comprehensive income	—	2
Accumulated deficit	(80,767)	(72,148)

Total stockholders' equity	5,491	7,948

Total liabilities and stockholders' equity	$8,228	$10,400

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2003, 2002 and 2001

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenue:
Product	$2,817	$4,430	$11,366
Services, maintenance and support	3,775	4,369	4,830

Total revenue	6,592	8,799	16,196

Cost of revenue:
Product	1,410	2,129	4,961
Services, maintenance and support	2,119	2,348	2,683

Total cost of revenue	3,529	4,477	7,644

Gross margin	3,063	4,322	8,552

Operating Expenses:
Research and development	2,420	3,699	5,280
Sales and marketing	3,598	3,728	6,066
General and administrative	6,034	4,593	5,002
Amortization of deferred stock compensation*	135	358	898

Total operating expenses	12,187	12,378	17,246

Loss from operations	(9,124)	(8,056)	(8,694)

Other income (expense)
Interest income	44	269	758
Other income (expense), net	481	227	(2)

Total other income, net	525	496	756

Loss before provision for (recovery from) income taxes	(8,599)	(7,560)	(7,938)

Provision for (recovery from) income taxes	20	18	(19)

Net loss	(8,619)	(7,578)	(7,919)

Net loss per share—basic and diluted	$(0.33)	$(0.30)	$(0.31)

Weighted average shares used in calculating basic and diluted net loss per share	26,368	25,260	25,168

* Amortization of deferred stock compensation excluded from the following expenses:
Cost of revenue	$15	$41	$120
Research and development	12	32	101
Sales and marketing	104	278	657
General and administrative	4	7	20

	$135	$358	$898

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

for the years ended December 31, 2003, 2002 and 2001

(in thousands, except share amounts)

	Common Stock		Treasury Stock
					Additional Paid-In Capital	Deferred Stock Compensation	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	shares	amount	shares	amount
Balance at December 31, 2000	26,266,990	$26	1,143,625	$(40)	$80,184	$(1,755)	$—	$(56,651)	$21,764
Purchase of common stock pursuant to stock repurchase program	—	—	22,500	—	(34)	—	—	—	(34)
Issuance of common stock to employees pursuant to employee stock purchase plan	63,776	—	—	—	201	—	—	—	201
Issuance of common stock to employees pursuant to exercise of options	31,837	—	—	—	21	—	—	—	21
Amortization of deferred stock compensation, net of forfeitures	—	—	—	—	(364)	1,262	—	—	898
Non-employee stock-based compensation	—	—	—	—	31	—	—	—	31
Unrealized gain on short-term investments	—	—	—	—	—	—	79	—	79
Net loss	—	—	—	—	—	—	—	(7,919)	(7,919)

Balance at December 31, 2001	26,362,603	26	1,166,125	(40)	80,039	(493)	79	(64,570)	15,041

Purchase of common stock pursuant to stock repurchase program	—	—	13,500	(11)	—	—	—	—	(11)
Issuance of common stock to employees pursuant to employee stock purchase plan	98,305	—	—	—	109	—	—	—	109
Issuance of common stock to employees pursuant to exercise of options	4,150	—	—	—	4	—	—	—	4
Amortization of deferred stock compensation, net of forfeitures	—	—	—	—	—	358	—	—	358
Non-employee stock-based compensation	—	—	—	—	102	—	—	—	102
Unrealized loss on short-term investments	—	—	—	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	—	—	—	(7,578)	(7,578)

Balance at December 31, 2002	26,465,058	26	1,179,625	(51)	80,254	(135)	2	(72,148)	7,948

Issuance of common stock to employees pursuant to employee stock purchase plan	87,191	—	—	—	64	—	—	—	64
Issuance of common stock to employees pursuant to exercise of options	222,749	—	—	—	219	—	—	—	219
Issuance of common stock pursuant to private placement (net of placement fees)	4,615,385	5	—	—	5,698	—	—	—	5,703
Amortization of deferred stock compensation, net of forfeitures	—	—	—	—	—	135	—	—	135
Non-employee stock-based compensation	—	—	—	—	43	—	—	—	43
Unrealized loss on short-term investments	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	(8,619)	(8,619)

Balance at December 31, 2003	31,390,383	$31	1,179,625	$(51)	$86,278	$—	$—	$(80,767)	$5,491

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2003, 2002 and 2001

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net loss	$(8,619)	$(7,578)	$(7,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	209	326	300
Stock-based compensation	135	358	898
Compensation on options issued to consultants	43	102	31
Provision for doubtful accounts	125	56	52
Changes in current assets and liabilities:
Accounts receivable	(80)	1,964	900
Inventories	211	(52)	1,060
Prepaid expenses and other current assets	114	492	(687)
Other assets	29	83	(145)
Accounts payable	383	(75)	(1,373)
Deferred revenue and customer deposits	(325)	(209)	(921)
Accrued liabilities and other	227	(1,339)	(170)

Net cash used in operating activities	(7,548)	(5,872)	(7,974)

Cash Flows from Investing Activities:
Purchase of short-term investments	—	—	(5,852)
Sale of short-term investments	2,400	3,352	100
Purchase of property and equipment	(183)	(105)	(816)

Net cash provided by investing activities	2,217	3,247	(6,568)

Cash Flows from Financing Activities:
Increase (decrease) in bank overdraft	—	(149)	149
Proceeds from issuance of common stock	5,986	113	222
Repurchases of common stock	—	(11)	(34)

Net cash provided by (used in) financing activities	5,986	(47)	337

Net increase (decrease) in cash and cash equivalents	655	(2,672)	(14,205)
Cash and cash equivalents, beginning of period	4,783	7,455	21,660

Cash and cash equivalents, end of period	$5,438	$4,783	$7,455

Supplemental Cash Flow Information:
Cash paid for income taxes	$50	$—	$—
Cash paid for interest	$8	$—	$—

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1.     Business, Organization, Reorganization, Initial Public Offering, Basis of Presentation, and Risks and Uncertainties

Business

        Avistar Communications Corporation ("Avistar" or the "Company") provides the Avistar vBusiness integrated suite of video-enabled applications, including networked video communications software and hardware products and services. Avistar's products include applications for interactive video calling, content creation and publishing, broadcast video and video-on-demand, as well as data sharing, directory services and network management. Avistar designs, develops, markets, sells, manufactures and/or assembles and installs and supports its products. Avistar's real-time and non-real-time products are based upon its architecture and Video Operating System (AvistarVOS) platform, which facilitates distribution over local and wide area networks using telephony or Internet services as appropriate. Avistar's services include software development, consulting, implementation, training, maintenance and support. In addition, Avistar seeks to prosecute, maintain, support and license the intellectual property developed by the Company through its wholly-owned subsidiary, Collaboration Properties, Inc., a Nevada corporation (CPI).

Organization

        The business was founded in 1993 as a Nevada limited partnership, Avistar Systems, Limited Partnership ("ASLP"). In December 1997, ASLP entered into an acquisition agreement with a newly formed corporation, Avistar Systems Corporation ("ASC"), to convey all of ASLP's assets, and transfer all of ASLP's liabilities, in exchange for 16,000,000 shares of ASC's Series A convertible preferred stock (see Note 6) and 2,171,400 shares of common stock. Effective December 31, 1997, all operations previously conducted by ASLP were thereafter undertaken by ASC.

        Collaboration Properties, Inc. ("CPI") and VCT, Inc. ("VCT") were founded in 1997 and 1998, respectively, to hold certain intellectual property, including patents, which underlie certain technology used by ASLP and subsequently by ASC. Three of the stockholders of CPI and VCT owned approximately 95% of CPI and 100% of VCT and were also the partners of Collaborative Holdings L.P. ("CHLP"), which owned a controlling interest in ASLP. The remaining 5% ownership of CPI was held by UBS (USA), Inc. ("UBS") which also held a 5% ownership interest in ASC (see Note 5 and Note 6). Accordingly, the accounts of CPI and VCT have been combined at historical cost with those of ASC for all periods presented since their inception.

Reorganization

        Effective March 31, 2000, ASC merged with and into a newly formed Delaware corporation, Avistar Communications Corporation. The operating assets and liabilities of the business were then contributed to a wholly owned subsidiary, Avistar Systems Corporation ("Avistar Systems"), a Delaware corporation. At the same time, the owners of CPI and VCT transferred all of their stock in those entities to Avistar as a capital contribution. As a result, CPI and VCT are recorded at their historical cost basis and became wholly owned subsidiaries of Avistar as of March 31, 2000. In April 2000, the operations of VCT were merged with and into CPI.

        In June 2000, all of the Series A preferred stock held by ASC was distributed to the Company's three founders and several other individuals based on their respective ownership interests in ASLP. In addition, all of the shares of Avistar's common stock, held by ASLP were distributed to the Company's employees, former advisors and officers. These common shares represent an amount equal to those shares of Class B units in ASLP that were owned by the respective individuals before the acquisition.

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

        In August 2000, the Company used a portion of the net proceeds from the initial public offering to repay the outstanding balances of notes payable and accrued interest due related parties of approximately $12.6 million. The remainder of the proceeds has been used to fund the Company's working capital requirements and invested in securities with varying maturities and is included in cash and cash equivalents, and short-term investments.

Basis of Presentation

        The accompanying financial statements as of December 31, 2003 and 2002 present the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited ("ASUK") and CPI after elimination of all intercompany accounts and transactions. The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

        The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations.

        The Company's fiscal year end is December 31.

Risks and Uncertainties

        The markets for the Company's products and services are in the early stages of development. Some of the Company's products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company's products, over time, is critical to the Company's success. The Company's prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $80.8 million as of December 31, 2003. The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

        The Company's future liquidity and capital requirements will depend upon numerous factors, including, but not limited to, the costs and timing of its expansion of product development efforts and the success of these development efforts, the costs and timing of its expansion of sales and marketing activities, the extent to which its existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining, enforcing and defending patent claims and other intellectual property rights, the level and timing of revenue and other factors. The Company may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. If the Company cannot raise funds, if needed, on acceptable terms, the

Company may not be able to develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm the Company's business, financial condition results of operations and ability to continue operations. If additional funds are raised through the issuance of equity securities, the Company's net tangible book value per share is likely to decrease, the percentage ownership of then current stockholders will be diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock.

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

Cash and Cash Equivalents and Short-term Investments

        The Company considers all investment instruments purchased with a remaining maturity of three months or less to be cash equivalents. The Company's cash equivalents at December 31, 2003 and December 31, 2002 consisted of money market funds and short-term securities. The Company has classified all investments not classified as cash equivalents as short term since it has the intent and ability to redeem them within one year. The Company classifies its short-term investments as available for sale with unrealized gains or losses reported as a separate component of stockholders' equity. The fair value of the Company's investments was determined based on quoted market prices at the reporting date for those instruments. At December 31, 2003, all short-term investments have a remaining maturity of three months or less and are therefore classified as cash and cash equivalents in the accompanying balance sheet. Short-term investments as of December 31, 2002 consisted of the following:

	2002
	Cost	Market Value
	(in thousands)
Investments
Corporate obligations	$1,900	$1,902
Other	500	500

Total	$2,400	$2,402

        At December 31, 2002, investments with scheduled maturities within one year were $2.4 million.

Supplemental Cash Flow Information

        During 2003, approximately $50,000 cash was paid for income taxes and approximately $8,000 cash was paid for interest. During 2002 no cash was paid for income taxes or interest.

Significant Concentrations

        A relatively small number of customers have accounted for a significant percentage of the Company's net sales. Sales to major customers as a percentage of sales are as follows for 2003, 2002 and 2001:

	2003	2002	2001
Customer A	62%	55%	33%
Customer B	*	11%	10%
Customer C	*	*	22%

*
Less than 10%

        Any change in the relationship with these customers could have a potentially adverse effect on the Company's financial position.

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy. Concentration of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of December 31, 2003, approximately 89% of accounts receivable were concentrated with one customer. As of December 31, 2002, approximately 65% of accounts receivable were concentrated with one customer. As of December 31, 2003 and 2002, no other customers individually accounted for greater than 10% of total accounts receivable.

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial assets and liabilities, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, short-term borrowings and notes payable at December 31, 2003 and 2002, approximate fair value because of the short maturity of these instruments.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	December 31,
	2003	2002
Raw materials and subassemblies	$83	$70
Finished goods	813	1,007
Inventory shipped to customer sites, not yet installed	41	71

	$937	$1,148

        Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of December 31, 2003 and December 31, 2002, the Company had billed approximately $160,000 and $45,000, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer. Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

Property and Equipment

        Property and equipment are stated at cost and are depreciated using the double declining balance method over the estimated useful lives (three years) of the assets. Repairs and maintenance are expensed as incurred. Property and equipment consisted of the following (in thousands):

	December 31,
	2003	2002
Computer equipment	$496	$1,997
Computer software	199	312
Furniture, fixtures and equipment	254	359

	949	2,668
Less: Accumulated depreciation	(597)	(2,290)

	$352	$378

Accrued Liabilities and Other

        Accrued liabilities and other consisted of the following (in thousands):

	December 31,
	2003	2002
Accrued consulting and professional fees	$583	$283
Accrued payroll and related benefits	216	261
Accrued commissions and bonuses	43	40
Other	283	314

	$1,125	$898

Patent Costs

        Due to uncertainties about the estimated future economic benefits and lives of the Company's patents and patent applications, all related outside patent costs have been expensed as incurred. Outside patent costs were approximately $0.1 million, $0.2 million and $0.5 million for 2003, 2002 and 2001, respectively, and are reflected in general and administrative expenses in the accompanying statements of operations.

Revenue Recognition and Deferred Revenue

        The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" (SOP 97-2), and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." The Company recognizes revenue from product sales when all of the following conditions are met: the product has been shipped, an arrangement exists with the customer at a fixed price and the Company has the right to invoice the customer, collection of the receivable is probable, and the Company has fulfilled all of its material contractual obligations to the customer.

        When the Company provides installation services, the product and installation revenue is recognized upon completion of the installation process and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above. When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above. Payment for product is due upon shipment, subject to specific payment terms. Payment for installation and professional services are due upon providing the services, subject to specific payment terms. If payments for systems are made in advance of the completion of installation, such amounts are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets until installation has occurred and the customer has provided confirmation. Reimbursements received for out-of-pocket expenses incurred during installation and support services, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), "Income Statement Characterization of Reimbursements Received for "Out of Pocket" Expenses Incurred."

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

        The Company recognizes service revenue from software development contracts in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Revenue related to contracts for software development is recognized using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price, the Company has fulfilled all of its material contractual obligations to the customer for each deliverable of the contract, verification of completion of the deliverable has been received, and collection of the receivable is probable. The amounts billed to customers in excess of revenues recognized to date are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets. Assumptions used for recording revenue and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs to complete the contract. Any anticipated losses on contracts in progress are charged to earnings when identified.

Warranty

        The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. The warranty accrual was approximately $13,000 as of December 31, 2003 and approximately $20,000 as of December 31, 2002, and was included in accrued liabilities in the accompanying balance sheets.

Stock-Based Compensation

        The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value- based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 (see

Note 7). The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year Ending December 31,
	2003	2002	2001
Net loss, as reported	$(8,619)	$(7,578)	$(7,919)
Add stock—based employee compensation expense included in reported net loss, net of tax	135	358	898
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(4,135)	(3,995)	(3,713)

Pro forma net loss	$(12,619)	$(11,215)	$(10,734)
Basic and diluted loss per share
As reported	$(0.33)	$(0.30)	$(0.31)
Pro forma	$(0.48)	$(0.44)	$(0.43)

        The Company has adopted SFAS 123 for disclosure purposes. The weighted average fair value of options granted during 2003, 2002 and 2001, estimated on the date of grant using the Black-Scholes option pricing model was $0.82, $1.15 and $1.73, respectively. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including a factor to represent expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options. The fair value of 2003, 2002 and 2001 options granted is estimated on the date of grant using the following assumptions:

	2003	2002	2001
Expected dividend	0%	0%	0%
Average risk-free interest rate	2.9%	3.8%	4.5%
Expected volatility	156%	187%	185%
Expected term (in years)	4	4	4

Recent Accounting Pronouncements

        In December 2002, the FASB issued SFAS 148, "Summary of Statement No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS 148.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

Other Comprehensive Income

        The FASB issued SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income (loss) and its components. SFAS 130 was adopted by the Company beginning on January 1, 1998. This standard defines comprehensive income as the changes in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from the net income or loss. The comprehensive loss for 2003, 2002 and 2001 was $8.6 million, $7.7 million and $7.8 million, respectively. The change in net unrealized gains and losses on investments during fiscal 2003 is mainly attributable to a decrease of approximately $2,000 in the fair value of investments.

        The components of comprehensive loss are as follows:

	Year Ending December 31,
	2003	2002	2001
Net loss	$(8,619)	$(7,578)	$(7,919)
Other comprehensive income (loss):
Change in net unrealized gains and losses on investments	(2)	(77)	79

Total comprehensive loss	$(8,621)	$(7,655)	$(7,840)

3.     Line of Credit

        On February 27, 2002, the Company entered into a Loan and Security Agreement with a financial institution for a revolving line of credit. As collateral under this Loan and Security Agreement, the Company granted a first priority interest in all of the Company's assets, excluding intellectual property. On December 16, 2002, Gerald Burnett, Chairman and Chief Executive Officer of the Company provided a collateralized guarantee, assuring payment of the Company's obligations under the agreement and as a consequence, restrictive covenants from the original Loan and Security agreement were deleted in the amendment, except for a quick ratio and loan to value covenant, allowing the Company greater access to the full amount of the facility. On February 27, 2004, the Loan and Security Agreement was amended to change the maximum borrowings under the line to $3.5 million, subject to certain quick ratio and loan to value covenants, and to extend the term of the Loan and Security Agreement to February 27, 2005. In connection with this amendment, Dr. Burnett's collateralized guarantee was amended to reduce the amount of such guarantee to $3.5 million. In addition to the guarantee provided to the financial institution, Dr. Burnett has also provided a personal guarantee to the Company assuring the provision of up to $2.0 million to the Company in the event that at least $2.0 million is not available under the line of credit, or an alternate financing arrangement, for any reason. As of the date of the filing of this report, the Company had no outstanding borrowings under the line of credit and was eligible to borrow up to $3.5 million.

4.     Commitments and Contingencies

        The Company leases its facilities under operating leases that expire through April 2011. As of December 31, 2003, the future minimum lease commitments under all leases were as follows (in thousands):

Year Ending December 31,	Amount
2004	$644
2005	686
2006	649
2007	300
2008	230
Thereafter	554

Total minimum lease payments	$3,063

        Rent expense under all operating leases for each of 2003, 2002 and 2001 was approximately $1.2 million, $1.4 million and $1.4 million, respectively.

5.     Related Party Transactions

        Certain directors with controlling interests in the Company are also the majority owners of two entities that conducted business with the Company, Vicor Inc. ("Vicor") and Western Data Systems of Nevada, Inc. ("WDS"). Descriptions of certain transactions between the Company and these and other related entities follow.

Rent Sublease

        Beginning in September 1999 the Company sub-leased certain office space, at cost, to Vicor, an affiliated entity, through common ownership. The Company received approximately $34,000 for 2001 from Vicor under this sublease agreement. The sublease was terminated in July 2001. There were no outstanding receivables from Vicor as of December 31, 2003 and 2002.

Revenue from a Related Party

        UBS Warburg LLC, which is an affiliate of UBS AG, is a stockholder of the Company and is also a customer of the Company. As of December 31, 2003 and 2002, UBS Warburg held less than 5% of the Company's stock. Revenue from UBS Warburg LLC and its affiliates represented less than 10% of total revenue for 2003 and 2002, and approximately 22% of total revenue for 2001, respectively. Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. As of December 31, 2003 and 2002, the Company had accounts receivable outstanding from UBS Warburg LLC and its affiliates of approximately $23,000 and $50,000, respectively.

Fees to Related Parties

        Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation ("WSGR"), has served as a director of the Company since February 2001. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During 2003 and 2002, payments of approximately $303,000 and $145,000, respectively, were made to WSGR for legal services provided to the Company.

        During 2003 and 2002, payments for consulting fees of approximately $110,000 and $211,000, respectively, were made to R. Stephen Heinrichs, a former officer of the Company, who is also a member of the Board of Directors, pursuant to a Separation Agreement between Mr. Heinrichs and the Company dated April 26, 2001.

Private Placement of Common Stock

        On October 15, 2003, the Company completed a private placement or sale of 4,615,385 shares of its common stock to Gerald J. Burnett and other members of his family at a price per share of $1.30 resulting in gross proceeds to the Company of $6 million. The net proceeds of this private financing, after deducting expenses of the financing, were approximately $5.7 million. Under the terms of the financing, Dr. Burnett agreed to certain restrictions on 1,602,847 of the 3,661,539 shares purchased by him in the private placement. These restrictions require Dr. Burnett to vote such shares in the same proportion as the other outstanding voting stock of the Company not beneficially owned by Dr. Burnett. The Company used a portion of the proceeds of the private placement to repay the $1.5 million outstanding balance under the Company's Loan and Security Agreement with Comerica Bank.

6.     Stockholders' Equity

Stock Spilt

        In July 2000, the Company effected a one-for-five reverse stock split. All share and per share amounts in these financial statements have been adjusted to give effect to the reverse stock split.

Stock Repurchase Plan

        On March 22, 2001, the Company announced that its Board authorized the repurchase of up to $2.0 million of its common stock in the open market. During 2002, the Company repurchased 13,500 shares at an aggregate cost of approximately $11,000. During 2001, the Company repurchased 22,500 shares at an aggregate cost of approximately $34,000. No shares of common stock were repurchased by the Company during 2003.

Preferred Stock

        In April 2000, the stockholders of the Company authorized 10,000,000 shares of convertible preferred stock, effective upon completion of its initial public offering in August 2000. As of December 31, 2003 and 2002, the Company had 10,000,000 shares of convertible preferred stock authorized, at $0.001 per share par value. No shares were issued or outstanding as of December 31, 2003 and 2002.

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

Deferred Stock Compensation

        In connection with the grant of stock options to purchase shares of common stock to employees during 2000, the Company recorded deferred compensation of approximately $1.7 million, representing the difference between the estimated fair value of the common stock and the aggregate option exercise price of such options at the date of grant. This amount is presented as a reduction of stockholders' equity and is being amortized ratably over the service period of the applicable options (generally four years). Amortization expense, net of forfeitures related to deferred stock compensation was approximately $0.1 million, $0.4 million and $0.9 million in 2003, 2002 and 2001, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the termination of an option holder's services.

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

        Options granted under the plan vest over a four-year period, with 25% vesting after one year and the remaining vesting 6.25% per quarter. Under the 1997 Plan plan, the Company granted options to purchase approximately 1.2 million common shares in 2000. In 2003, 2002 and 2001, the Company had no grants under this plan. At December 31, 2003 options to purchase a total of 854,287 shares were outstanding under the 1997 Plan and no options were available for grant.

2000 Stock Option Plan

        In April 2000, the Board established the 2000 Stock Option Plan (the "2000 Plan"). Initially, a total of 3,000,000 shares of common stock were approved by the Board for issuance under the 2000 Plan, together with annual increases in the number of shares of common stock reserved under the plan beginning on the first day of the Company's fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 1,004,936 shares. In January 2002, the Board approved an increase of 1,007,858 shares. In January 2003, the Board approved an increase of 1,011,957 shares. As of December 31, 2003, a total of 5,871,710 shares have been reserved for issuance under the 2000 Plan. The term of the options granted under this plan may not exceed 10 years and in the case of the grantees who own more than 10% of the Company's outstanding stock at the time of grant, the term of the option may not exceed 5 years. Options granted under the 2000 Plan vest and become exercisable as set forth in each option agreement. In the event of a merger or sale of substantially all assets, these options must be assumed by the successor and if not assumed, will fully vest. The 2000 Plan will terminate in 2010. As a result of the increases, a maximum of 15,000,000 shares of common stock could be issued under the 2000 Plan. The Company granted options to purchase approximately 1.2 million common shares in 2000 under this plan. In 2001, the Company granted options to purchase approximately 2.3 million common shares under this plan. In 2002, the Company granted options to purchase approximately 1.3 million common shares under this plan. In 2003, the Company granted options to purchase approximately 1.8 million common shares under this plan. At December 31, 2003 options to purchase a total of 4,299,725 shares were outstanding under the 2000 Plan and 1,571,985 options were available for future grant.

2000 Director Option Plan

        In April 2000, the Company adopted the 2000 Director Option Plan (the "Director Plan"). Initially, a total of 90,000 shares of common stock were approved by the Board, for issuance under the plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the plan beginning on the first day of the Company's fiscal year, commencing January 1, 2001. In January 2001, the Board approved the annual increase of 12,000 shares. In May 2001, the Board approved an additional 198,000 shares under this plan. In January 2002, the Board approved the annual increase of 30,000 shares. In January 2003, the Board approved the annual increase of 30,000 shares. In April 2003, the Board approved an additional 104,000 shares under this plan. As of December 31, 2003, the Company has authorized a total of 464,000 shares for issuance under this plan. As a result of the annual increases, a maximum of 1,689,000 shares of common stock could be issued over the 10-year life of the plan. Options to purchase 12,000 shares were granted in 2000. In 2001, the Company granted options to purchase 270,000 shares under this plan. In 2002, the Company granted options to purchase 18,000 shares under this plan. In 2003, the Company granted options to purchase 120,000 shares under this plan. At December 31, 2003 options to purchase a total of 354,000 shares were outstanding under the Director Plan and 110,000 options were available for future grant.

        A summary of the 1997 Plan, the 2000 Plan, and the Director Plan activity and related information for the years ended December 31, 2001, 2002 and 2003 follows:

		Options Outstanding
	Options Available	Shares	Weighted Average Exercise Price
Balance, December 31, 2000	1,895,300	3,277,357	$8.20
Authorized	1,016,936	—	—
Granted	(2,528,200)	2,528,200	2.00
Exercised	—	(31,837)	0.63
Canceled/repurchased	477,950	(870,013)	8.18

Balance, December 31, 2001	861,986	4,903,707	$5.05
Authorized	1,235,859	—	—
Granted	(1,311,000)	1,311,000	1.21
Exercised	—	(4,150)	0.90
Canceled/repurchased	844,000	(1,029,827)	3.41

Balance, December 31, 2002	1,630,845	5,180,730	$4.42
Authorized	1,145,957	—	—
Granted	(1,956,000)	1,956,000	1.13
Exercised	—	(222,749)	1.01
Canceled/repurchased	861,183	(1,405,969)	3.17

Balance, December 31, 2003	1,681,985	5,508,012	$3.70

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 2003	Weighted-Average Exercise Price
$0.25 - 0.87	330,625	7.56	$0.58	126,125	$0.31
$0.90 - 0.90	1,289,000	9.31	0.90	—	—
$0.95 - 1.06	232,150	5.60	0.95	224,650	0.95
$1.21 - 1.21	651,388	8.37	1.21	241,538	1.21
$1.27 - 1.30	58,875	7.48	1.27	30,875	1.27
$1.47 - 1.47	564,450	7.27	1.47	350,699	1.47
$1.52 - 2.21	822,500	6.61	2.04	473,041	2.03
$2.29 - 8.50	900,587	7.90	5.86	464,218	7.90
$9.35 - 14.00	151,000	1.75	9.38	122,686	9.38
$17.25 - 17.25	507,437	6.25	17.25	474,720	17.25

	5,508,012	7.59	$3.70	2,508,552	$6.01

2000 Employee Stock Purchase Plan

        In April 2000, the Company adopted the 2000 Employee Stock Purchase Plan ("Employee Stock Purchase Plan"). Initially, a total of 1,500,000 shares of common stock were approved by the Board, for issuance under the plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the plan beginning on the first day of the Company's fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 753,702 shares. As of December 31, 2002, the Company has authorized a total of 2,253,702 shares for issuance under this plan. As a result of these annual increases, a maximum of 10,500,000 shares could be sold over the 10-year life of the plan. The Employee Stock Purchase Plan permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation, at 85% of the lower of the fair market value of the Company's common stock on the first or the last day of each offering period. A total of 87,191, 98,305 and 63,776 shares were sold under this plan during 2003, 2002 and 2001, respectively.

Common Stock Reserved for Future Issuance

        As of December 31, 2003, the Company had reserved the following shares of common stock for issuance in connection with:

Stock options under stock option plans	7,189,997
Employee stock purchase plan	2,253,702

Total	9,443,699

8.     Legal Proceedings

        On September 23, 2002, CPI, the Company's wholly-owned subsidiary, commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The four patents involved are U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547 and 6,343,314. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. Polycom responded to CPI's claims on November 14, 2002, at which time it both answered the complaint and asserted counterclaims against CPI for non-infringement, invalidity and unenforceability. On January 31, 2003, Polycom filed a motion with the court, which was subsequently granted by the court on March 7, 2003, requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told the Company it has had assigned to it. Three of the four counterclaims involved a third party, and these three counterclaims were dropped by Polycom on June 23, 2003, subsequent to an agreement between Polycom and the third party. On August 9, 2003, CPI and Polycom filed motions for summary judgment with the court, seeking judgment as a matter of law concerning CPI's ability to qualify for "small entity status" in the filing of its four patents being asserted against Polycom. On October 17, 2003, the court denied Polycom's motion for summary judgment and granted CPI's motion for summary judgment, thereby negating Polycom's defense of unenforceability concerning CPI's having filed these patents as a "small entity." Briefings on claims construction issues and a hearing before the presiding judge (Markman hearing) took place on March 8, 2004. A trial date for CPI's claims against Polycom and Polycom's counterclaims has been set for January 10, 2005. The duration and ultimate outcome of this litigation are uncertain.

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

        The provision for (recovery from) income taxes relates to foreign tax. The Company provided for income taxes for its subsidiary in the United Kingdom (ASUK) of approximately $20,000 and $18,000 in 2003 and 2002, respectively. In 2001, the Company had a recovery of approximately $19,000 for taxes previously expensed at ASUK.

        The provision for (recovery from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	20	18	(19)

	20	18	(19)
Deferred benefits:
Federal	(2,985)	(2,352)	(6,729)
State	(490)	(601)	(574)

	(3,475)	(2,953)	(7,303)
Valuation allowance	3,475	2,953	7,303

	$20	$18	$(19)

        Avistar's effective income tax provision differed from the federal statutory rate of 35% due to the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Expected tax benefit at federal statutory rate	$(2,985)	$(2,646)	$(2,792)
Foreign and state taxes, net	20	18	(458)
Permanent non-deductible	57	136	—
Current year operating losses and temporary differences for which no tax benefit is recognized	2,928	2,510	3,289
Other	—	—	(58)

Provision for (recovery from) income taxes	$20	$18	$(19)

        Permanent and non-deductible is primarily composed of the non-deductible portion of the deferred stock compensation expense.

        The net deferred income tax asset consisted of the following as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Deferred income tax assets:
Federal net operating loss carryforwards	$12,550	$9,545
State net operating loss carryforwards	966	541
Tax credit carry forward	1,853	1,549
Reserves	284	334
Property and Equipment	115	—

	15,768	11,969
Valuation allowance	(15,768)	(11,969)

Net deferred income tax asset	$—	$—

        Net operating loss carryforwards at December 31, 2003 were approximately $35.9 million and $13.3 million, for Federal and state income tax purposes, respectively. The net operating loss carryforwards expire on various dates through the year 2023. The Federal net operating loss carryforwards expire on various dates through the year 2023. The California net operating loss carryforwards expire on various dates through the year 2013.

        As of December 31, 2003, unused research and development tax credits of approximately $0.9 million and $1.0 million are available to reduce future Federal and California income taxes, respectively. Federal credit carryforwards expire beginning in year 2013. California credits will carry forward indefinitely.

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

        In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for 2003, 2002 and 2001, because all such securities are antidilutive. Accordingly, diluted net loss per share approximates basic net loss per share for all years presented.

        The total number of shares excluded from the calculations of diluted net loss per share was 1,556,292, 4,694,564 and 2,346,597 for 2003, 2002 and 2001, respectively. Basic and diluted pro forma net loss per share have been computed as described above and also give effect, under SEC guidance, to the conversion of the convertible preferred stock (using the as-if-converted method) from the original date of issuance and the effect of the beneficial conversion related to the Series A convertible preferred stock.

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net Loss Attributable To Common Stockholders	$(8,619)	$(7,578)	$(7,919)

Weighted Average Shares Of Common Stock Used In Computing Net Loss Per Share	26,368	25,260	25,168

Net Loss Per Share Basic and Diluted	$(0.33)	$(0.30)	$(0.31)

11.   Segment Reporting

        Disclosure of segments is presented in accordance with SFAS No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (Avistar in 2002 and 2001, Avistar and ASC in 2000) and (2) the prosecution, maintenance, support and licensing of the intellectual property used in the Company's products (CPI). Service revenue relates mainly to the maintenance, support, training, software development and installation of products and is included in Avistar for purposes of reporting and decision-making. Avistar also engages in the corporate functions and provides financing and services to the subsidiaries. The Company's chief operating decision maker, its Chief Executive Officer, monitors the Company's operations based upon the information reflected in the following table (in thousands):

	CPI	ACC	Total
Year Ended December 31, 2003
Revenue	$—	$6,592	$6,592
Gross margin	—	3,063	3,063
Depreciation expense	(6)	(203)	(209)
Total operating expenses	(2,446)	(9,741)	(12,187)
Interest income	—	44	44
Interest expense	—	8	8
Net loss	(2,446)	(6,173)	(8,619)
Assets	22	8,206	8,228
Year Ended December 31, 2002
Revenue	$—	$8,799	$8,799
Gross margin	—	4,322	4,322
Depreciation expense	(5)	(321)	(326)
Total operating expenses	(1,209)	(11,169)	(12,378)
Interest income	—	269	269
Interest expense	—	—	—
Net loss	(1,209)	(6,369)	(7,578)
Assets	179	10,221	10,400
Year Ended December 31, 2001
Revenue	$—	$16,196	$16,196
Gross margin	—	8,552	8,552
Depreciation expense	(13)	(287)	(300)
Total operating expenses	(1,076)	(16,170)	(17,246)
Interest income	—	758	758
Interest expense	—	(2)	(2)
Net loss	(1,179)	(6,740)	(7,919)
Assets	78	19,187	19,265

        International revenue, which consists of domestic sales to customers with operations principally in Western Europe and Asia comprised 58%, 49% and 47% of total revenue for 2003, 2002 and 2001, respectively. For 2003, 2002 and 2001, respectively, international revenues to customers in the United Kingdom accounted for 40%, 26% and 21%, respectively, of total revenue. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

12.   Selected Quarterly Results of Operations (unaudited)

        The following tables set forth, for the periods indicated, the Company's unaudited financial information for the last eight quarters. The Company believes that the financial statements used to prepare this information include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with the Company's financial statements and notes to financial statements. The operating results for any quarter do not necessarily indicate the results expected for any future period.

	Quarter Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(In thousands except per share data)
Total revenue	$1,409	$2,035	$1,485	$1,663
Gross margin	670	1,075	609	709
Total operating expenses	2,781	2,908	3,084	3,414
Net loss attributable to common shareholders	$(2,151)	$(1,307)	$(2,471)	$(2,690)
Net loss per share—Basic/Diluted	$(0.07)	$(0.05)	$(0.10)	$(0.11)
Weighted average shares	29,400	25,371	25,343	25,321

	Quarter Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(In thousands except per share data)
Total revenue	$1,755	$2,342	$2,002	$2,700
Gross margin	837	1,272	836	1,377
Total operating expenses	2,942	3,022	3,042	3,372
Net loss attributable to common shareholders	$(2,064)	$(1,697)	$(1,909)	$(1,908)
Net loss per share—Basic/Diluted	$(0.08)	$(0.07)	$(0.08)	$(0.08)
Weighted average shares	25,285	25,273	25,250	25,231

Item 15(a)

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Operations	Write-Offs	Balance at End of Period
	(In thousands)
Allowance for Doubtful Accounts
Period Ended:
December 31, 2003	$69	$125	$(150)	$44
December 31, 2002	$232	$56	$(219)	$69
December 31, 2001	$312	$52	$(132)	$232

S-2

INDEX TO EXHIBITS

Exhibits
3.2	(1)	Restated Certificate of Incorporation
3.3	(2)	Bylaws of Avistar Communications Corporation
4.1	(1)	Specimen Certificate evidencing shares of Common Stock
4.2	(1)	Registration and Information Rights Agreement dated December 9, 1999
10.1	(1)	1997 Stock Option Plan, as amended*
10.1.1	(1)	1997 Stock Option Plan Form of Stock Option Agreement*
10.2	(1)	2000 Stock Option Plan, as amended*
10.3	(3)	2000 Director Option Plan, as amended*
10.4	(1)	Form of Director Option Agreement*
10.5	(4)	2000 Employee Stock Purchase Program, as amended*
10.6	(1)	Form of Indemnification Agreement*
10.7	(5)†	Preferred Supplier Agreement dated June 24, 1997 by and between Avistar and Tandberg, Inc., including modifications Nos. 1, 2, 3 and 4
10.7.1	(1)†	Modification No. 5 to the Preferred Supplier Agreement dated June 27, 2000
10.7.2	(2)†	Modification No. 6 to the Preferred Supplier Agreement dated November 27, 2000
10.8	(6)	Settlement Agreement and Release between the Registrant and R. Stephen Heinrichs dated April 26, 2001*
10.9	(7)	Master Loan and Security Agreement between the Registrant and Comerica Bank—California dated February 27, 2002
10.9.1	(7)†	First Amendment dated December 17, 2002 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California
10.9.2	(7)†	Unconditional Guaranty of the Gerald J. Burnett and Marjorie J. Burnett Revocable Trust dated December 17, 2002
10.9.3	(7)†	Unconditional Guaranty of Gerald J. Burnett dated December 17, 2002
10.9.4	(7)	Second Amendment dated March 10, 2003 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California
10.9.5		Fourth Amendment dated February 27, 2004 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California
10.9.6		Reaffirmation of Unconditional Guaranty of the Gerald J. Burnett and Marjorie J. Burnett Revocable Trust dated February 24, 2004
10.9.7		Guaranty of Gerald J. Burnett dated February 27, 2004
10.10	(8)	Office Lease Agreement between CA-Twin Dolphin Plaza Limited Partnership and the Registrant dated July 30, 2003
10.11	(8)	Common Stock Purchase Agreement by and among the Registrant and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust, Grady Burnett and Wendolyn Hearn dated October 15, 2003
21.1	(7)	Subsidiaries of the Company

23.1	Consent of KPMG LLP
24.1	Power of Attorney (see page 47)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Indicates management contract or compensatory plan or arrangement required to be filed an exhibit pursuant to Item 14(c) of Form 10-K.

†
Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

(1)
Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.

(2)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2002 filed with the Securities and Exchange Commission on April 30, 2002.

(3)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2003 filed with the Securities and Exchange Commission on August 13, 2003.

(4)
Filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 16, 2000.

(5)
Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 21, 2002.

(6)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.

(7)
Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 with the Securities and Exchange Commission on March 25, 2003.

(8)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2003 filed with the Securities and Exchange Commission on October 23, 2003.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
AVISTAR COMMUNICATIONS CORPORATION ANNUAL REPORT ON FORM 10-K YEAR ENDED DECEMBER 31, 2003
TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9a. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
INDEX TO FINANCIAL STATEMENTS
Independent Auditors' Report
AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS as of December 31, 2003 and 2002 (in thousands, except share and per share data)
AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share data)
AVISTAR COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended December 31, 2003, 2002 and 2001 (in thousands, except share amounts)
AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended December 31, 2003, 2002 and 2001 (in thousands)
AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS
AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
INDEX TO EXHIBITS