Form 10-K/A
period 2003-12-31
AVISTAR COMMUNICATIONS CORP
filed 2004-03-26
CIK 1111632

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

        This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 ("Form 10-K"). This Form 10-K/A is filed with the Securities and Exchange Commission (the "Commission") solely for the purpose of re-filing Exhibit 31.1—Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Exhibit 31.2—Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer. These exhibits are being re-filed solely for the purpose of removing an extra certification included in such exhibits as previously filed, which extra certification is not required by Rule 13a-14(a) or 15d-14(a). This Form 10-K/A does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
(3) Exhibits

Exhibit 31.1 filed with the original Form 10-K is replaced in its entirety by Exhibit 31.1 filed with this Form 10-K/A.
Exhibit 31.2 filed with the original Form 10-K is replaced in its entirety by Exhibit 31.2 filed with this Form 10-K/A.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTAR COMMUNICATIONS CORPORATION
By:	/s/ GERALD J. BURNETT Gerald J. Burnett Chief Executive Officer and Chairman

Date: March 26, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GERALD J. BURNETT Gerald J. Burnett	Chief Executive Officer and Chairman (Principal Executive Officer)	March 26, 2004
/s/ ROBERT J. HABIG Robert J. Habig	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2004
/s/ WILLIAM L. CAMPBELL* William L. Campbell	Executive Vice President and Director	March 26, 2004
/s/ R. STEPHEN HEINRICHS* R. Stephen Heinrichs	Director	March 26, 2004
/s/ ROBERT P. LATTA* Robert P. Latta	Director	March 26, 2004
/s/ ROBERT M. METCALFE* Robert M. Metcalfe	Director	March 26, 2004
/s/ DAVID M. SOLO* David M. Solo	Director	March 26, 2004
*/s/ ROBERT J. HABIG (Robert J. Habig—Attorney in Fact)	Attorney in Fact	March 26, 2004

INDEX TO EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

EXPLANATORY NOTE
PART IV
SIGNATURES
INDEX TO EXHIBITS