Form 10-Q
period 2004-03-31
AVISTAR COMMUNICATIONS CORP
filed 2004-05-11
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☐      No ☒

At March 31, 2004, 33,277,038 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

as of March 31, 2004 and December 31, 2003

(in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7,481	$5,438
Accounts receivable, net of allowance for doubtful accounts of $44 at March 31, 2004 and December 31, 2003	733	695
Inventories, including inventory shipped to customers’ sites, not yet installed of $28 at March 31, 2004 and $41 at December 31, 2003	882	937
Prepaid expenses and other current assets	494	515
Total current assets	9,590	7,585
Property and equipment, net	376	352
Other assets	291	291
Total assets	$10,257	$8,228

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,136	$941
Deferred revenue and customer deposits	1,147	671
Accrued liabilities and other	903	1,125
Total current liabilities	3,186	2,737
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized at March 31, 2004 and December 31, 2003; 34,456,663 and 31,390,383 shares issued at March 31, 2004 and December 31, 2003, respectively	34	31
Less: treasury common stock, 1,179,625 shares at March 31, 2004 and December 31, 2003, at cost	(51)	(51)
Additional paid-in-capital	89,943	86,278
Accumulated deficit	(82,855)	(80,767)
Total stockholders’ equity	7,071	5,491
Total liabilities and stockholders’ equity	$10,257	$8,228

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended March 31, 2004 and 2003

(in thousands, except per share data)

	Three Months Ended
	March 31, 2004	March 31, 2003
	(unaudited)
Revenue:
Product	$562	$801
Services, maintenance and support	842	862
Total revenue	1,404	1,663
Cost of revenue:
Product	292	386
Services, maintenance and support	482	567
Total cost of revenue	774	953
Gross margin	630	709
Operating Expenses:
Research and development	624	696
Sales and marketing	608	971
General and administrative	1,505	1,702
Amortization of deferred stock compensation *	—	45
Total operating expenses	2,737	3,414
Loss from operations	(2,107)	(2,705)
Other income (expense):
Interest income	13	19
Other income (expense), net	6	(5)
Total other income, net	19	14
Net loss	$(2,088)	$(2,690)

Net loss per share - basic and diluted	$(0.07)	$(0.11)
Weighted average shares used in calculating basic and diluted net loss per share	30,450	25,321

* Amortization of deferred stock compensation excluded from the following expenses:
Cost of revenue	$—	$5
Research and development	—	4
Sales and marketing	—	35
General and administrative	—	1
	$—	$45

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2004 and 2003

(in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2003
	(unaudited)

Cash Flows from Operating Activities:
Net loss	$(2,088)	$(2,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68	51
Stock-based compensation	—	45
Compensation on options issued to consultants	6	9
Provision for doubtful accounts	—	15
Changes in current assets and liabilities:
Accounts receivable	(38)	(253)
Inventories	55	41
Prepaid expenses and other current assets	21	214
Accounts payable	195	569
Deferred revenue and customer deposits	476	559
Accrued liabilities and other	(222)	(175)
Net cash used in operating activities	(1,527)	(1,615)

Cash Flows from Investing Activities:
Sale of short-term investments	—	1,900
Purchase of property and equipment	(92)	(17)
Net cash provided by (used in) investing activities	(92)	1,883

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	3,662	35
Net cash provided by financing activities	3,662	35
Net increase in cash and cash equivalents	2,043	303
Cash and cash equivalents, beginning of period	5,438	4,783
Cash and cash equivalents, end of period	$7,481	$5,086

Supplemental Cash Flow Information:
Cash paid for income taxes	$14	$—

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

Basis of Presentation

The unaudited balance sheet as of March 31, 2004 presents the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (ASUK) and CPI after elimination of all intercompany accounts and transactions.  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from those transactions denominated in currencies other than the United States dollar are included in the statements of operations.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development.  Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy.  Acceptance of the Company’s products, over time, is critical to the Company’s success.  The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $82.9 million as of March 31, 2004.  The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

The Company’s future liquidity and capital requirements will depend upon numerous factors, including, but not limited to, the costs and timing of its expansion of product development efforts and the success of these development efforts, the costs and timing of its expansion of sales and marketing activities, the extent to which its existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining, enforcing and defending patent claims and other intellectual property rights, the level and timing of revenue and other factors.  The Company may need to raise additional funds in the future, and additional financing may not be available on favorable terms, if at all.  If the Company cannot raise funds, if needed, on acceptable terms, the Company may not be able to develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm the Company’s business, financial condition and results of operations.

2.     Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The financial statements filed in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the unaudited financial statements furnished in this report reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods covered and of the Company’s financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2003, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2004.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

Cash and Cash Equivalents and Short Term Investments

The Company considers all investment instruments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents at March 31, 2004 and December 31, 2003 consisted of money market funds and short-term securities.  The fair value of the Company’s investments was determined based on quoted market prices at the reporting date for those instruments.  As of March 31, 2004, there was no difference between the cost and fair value of the Company’s investments.

Supplemental Cash Flow Information

During the three months ended March 31, 2004, the Company paid approximately $14,000 in income taxes. During the three months ended March 31, 2004, no cash was paid for interest. During the three months ended March 31, 2003, no cash was paid for income taxes or interest.

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s net sales. Sales to these customers as a percentage of sales were as follows for the three months ended March 31, 2004 and 2003:

	THREE MONTHS ENDED MARCH 31,
	2004	2003
	(UNAUDITED)
Customer A	60%	58%
Customer B	16%	10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy.  Concentration of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign customers of Avistar.  As of March 31, 2004, approximately 72% of accounts receivable were related to two customers, each of whom represented more than 10% of the Company’s total accounts receivable balance. As of December 31, 2003, approximately 89% of accounts receivable were concentrated with one customer. No other customers individually accounted for greater than 10% of total accounts receivable as of December 31, 2003.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	MARCH 31, 2004	DECEMBER 31, 2003
	(UNAUDITED)
Raw materials and subassemblies	$69	$83
Finished goods	785	813
Inventory shipped to customer sites, not yet installed	28	41

	$882	$937

Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of March 31, 2004 and December 31, 2003, the Company had billed approximately $69,000 and $57,000, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer.  Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

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

When the Company provides installation services, the product and installation revenue is recognized upon completion of the installation process and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above.  When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above.  Payment for product is due upon shipment, subject to specific payment terms.  Payment for installation and professional services are due upon providing the services, subject to specific payment terms.  If payments for systems are made in advance of the completion of installation, such amounts are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets until installation has occurred and the customer has provided confirmation.  Reimbursements received for out-of-pocket expenses incurred during installation and support services have not been significant to date. These expenses are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

The price charged for maintenance and/or support is defined in the contract, and is based on a fixed price for both hardware and software components as stipulated in the customer agreement.  Customers have the option to renew the maintenance and/or support arrangement in subsequent periods at the same rate as paid in the initial year.  Revenue from maintenance and support services is deferred and recognized pro-rata over the maintenance and/or support term, which is typically one year in length.  Payments for services made in advance of the provision of services are recorded as deferred revenue and customer deposits in the accompanying balance sheets.  Training services are offered together with and independently of the purchase of product.  The value of training services provided with the purchase of product is determined based on the price charged when such services are sold separately. Training revenue is recognized upon performance of the service.

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

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting for stock-based compensation prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(2,088)	$(2,690)
Add stock – based employee compensation expense included in reported net loss, net of tax	—	45
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(451)	(1,000)
Pro forma net loss	$(2,539)	$(3,645)

Basic and diluted loss per share
As reported	$(0.07)	$(0.11)
Pro forma	$(0.08)	$(0.14)

The fair value of options granted for the three months ended March 31, 2004 and 2003 is estimated on the date of grant using the following assumptions:

	2004	2003
Expected dividend	0%	0%
Average risk-free interest rate	3.1%	2.8%
Expected volatility	120%	187%
Expected term (in years)	4	4

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s condensed consolidated financial statements.

3. Line of Credit

On February 27, 2002, the Company entered into a Loan and Security Agreement with a financial institution for a revolving line of credit.  As collateral under this Loan and Security Agreement, the Company granted a first priority interest in all of the Company’s assets, excluding intellectual property.  On December 16, 2002, Gerald Burnett, Chairman and Chief Executive Officer of the Company, provided a collateralized guarantee, assuring payment of the Company’s obligations under the agreement and as a consequence, restrictive covenants from the original Loan and Security agreement were deleted in the amendment, except for a quick ratio and loan to value covenant, allowing the Company greater access to the full amount of the facility.  On February 27, 2004, the Loan and Security Agreement was amended to change the maximum borrowings under the line to $3.5 million, subject to certain quick ratio and loan to value covenants, and to extend the term of the Loan and Security Agreement to February 27, 2005.  In connection with this amendment, Dr. Burnett’s collateralized guarantee was amended to reduce the amount of such guarantee to $3.5 million.  As of March 31, 2004, the Company had no outstanding borrowings under the line of credit and was eligible to borrow up to $3.5 million.

4.  Related Party Transactions

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), has served as a director of the Company since February 2001.  Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997.  During the three months ended March 31, 2004 and 2003, payments of approximately $7,000 and $89,000, respectively, were made to WSGR for legal services provided to the Company.

During the three months ended March 31, 2003, payments for consulting fees of approximately $74,000 were made to R. Stephen Heinrichs, a former officer of the Company, who is also a member of the Board of Directors, pursuant to a Separation Agreement between Mr. Heinrichs and the Company dated April 26, 2001. During the three months ended March 31, 2004, no payments for consulting fees were made to R. Stephen Heinrichs.

5.   Legal Proceedings

On September 23, 2002, CPI, the Company’s wholly-owned subsidiary, commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by CPI. The suit was filed in the United States District Court for the Northern District of California.  The four patents involved are U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547 and 6,343,314.  These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. Polycom responded to CPI’s claims on November 14, 2002, at which time it both answered the complaint and asserted counterclaims against CPI for non-infringement, invalidity and unenforceability.  On January 31, 2003, Polycom filed a motion with the court, which was subsequently granted by the court on March 7, 2003, requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. Three of the four counterclaims involved a third party, and these three counterclaims were dropped by Polycom on June 23, 2003, subsequent to an agreement between Polycom and the third party.  On August 9, 2003, CPI and Polycom filed motions for summary judgment with the court, seeking judgment as a matter of law concerning CPI’s ability to qualify for “small entity status” in the filing of its four patents being asserted against Polycom.  On October 17, 2003, the court denied Polycom’s motion for summary judgment and granted CPI’s motion for summary judgment, thereby negating Polycom’s defense of unenforceablity concerning CPI’s having filed these patents as a “small entity.”

Briefings on claims construction issues and a hearing before the presiding judge (Markman hearing) took place on March 8, 2004, and the presiding judge issued her ruling on March 23, 2004. A trial date for CPI’s claims against Polycom and Polycom’s counterclaim has been set for January 10, 2005.  The prosecution of this lawsuit and the defense of the Polycom counterclaim has required and may continue to require the Company and CPI to expend significant financial and managerial resources and therefore may have a material negative impact on the Company and CPI.  The duration and ultimate outcome of this litigation are uncertain.

6.     Net Loss Per Share

Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128, “Earnings Per Share,” for all periods presented.

In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.  The Company has excluded all outstanding stock options from the calculation of diluted net loss per share for the three months ended March 31, 2004 and 2003, because all such securities are antidilutive (because the Company is in loss position).  Accordingly, diluted net loss per share approximates basic net loss per share for all periods presented.

The total number of shares excluded from the calculations of diluted net loss per share was 2,513,825 and 254,426 for the three months ended March 31, 2004 and 2003, respectively.

7.  Segment Reporting

Disclosure of segments is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”  SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (Avistar, including ASUK) and (2) the prosecution, maintenance, support and licensing of the intellectual property used in the Company’s products (CPI).  Service revenue relates mainly to the maintenance, support, training, software development and installation of products, and is included in the Avistar entity for purposes of reporting and decision-making.  Avistar also performs corporate functions and provides financing and services to its subsidiaries. The Company’s chief operating decision maker, its Chief Executive Officer, monitors the Company’s operations based upon the information reflected in the following table (in thousands):

	Avistar	CPI	Total

Three Months Ended March 31, 2004
Revenue	$1,404	$—	$1,404
Gross margin	630	—	630
Depreciation expense	(68)	—	(68)
Total operating expenses	(1,992)	(745)	(2,737)
Interest income	13	—	13
Net loss	(1,343)	(745)	(2,088)
Assets	10,190	67	10,257
Three Months Ended March 31, 2003
Revenue	$1,663	$—	$1,663
Gross margin	709	—	709
Depreciation expense	(50)	(1)	(51)
Total operating expenses	(2,757)	(657)	(3,414)
Interest income	19	—	19
Net loss	(2,033)	(657)	(2,690)
Assets	8,691	59	8,750

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 55% and 50% of total revenue for the three months ended March 31, 2004 and 2003, respectively.  For the three months ended March 31, 2004 and 2003, international revenues from customers in the United Kingdom accounted for 42% and 34%, respectively, of total revenue. All of the Company’s sales are currently billed in United States dollars. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

8.              Sale of Unregistered Securities

On March 26, 2004, the Company completed the private sale of a total of 3,000,000 shares of common stock to Fuller & Thaler Avalanche Fund, L.P. and Fuller & Thaler Behavioral Finance Fund, Ltd. at a price per share of $1.20.  The net proceeds of this private financing after deducting expenses of the financing were approximately $3.6 million. Such proceeds are expected to be used for working capital and other general corporate purposes. Pursuant to the foregoing sale, the Company agreed to use its commercially reasonable efforts to register the shares under the Securities Act of 1933, as amended, as when requested to do so by Fuller & Thaler during the two years following the close date of the transaction, unless Fuller & Thaler is able to sell their holdings under rule 144 during any 90 day period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Interim Financial Statements and the Notes thereto included elsewhere herein, and the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 16, 2004.

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

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this report on Form 10-Q in order to conform our prior statements to actual results.

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

We operate in two segments.  We engage in the design, development, manufacturing, sale and marketing of networked video communications products, and associated support services, and Collaboration Properties, Inc. (CPI), our wholly-owned subsidiary, engages in the prosecution, maintenance, support and licensing of the intellectual property that we have developed, some of which is used in our products. As of March 31, 2004, CPI had not entered into any such third party licensing agreements.

Critical Accounting Policies

The preparation of our Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•                  Revenue recognition;

•                  Valuation of accounts receivable; and

•                  Valuation of inventories.

Revenue Recognition

We derive product revenue principally from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components.  In addition, we derive revenue from fees for installation, maintenance, support, training services and software development. Product revenue as a percentage of total revenue was 40% for the three-month period ended March 31, 2004 and 48% for the three-month period ended March 31, 2003.

We recognize revenue from product sales when all of the following conditions are met:  the product has been shipped, an arrangement exists with the customer at a fixed price and we have the right to invoice the customer, collection of the receivable is probable, and we have fulfilled all of our material contractual obligations to the customer.  When we provide installation services, the product and installation revenue is recognized upon completion of installation and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above.  When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above.  Payment for product is due upon shipment, subject to specific payment terms.  The price charged for maintenance and/or support is defined in the contract, and is based on a fixed price for both hardware and software components as stipulated in the customer agreement.   Customers have the option to renew the maintenance and/or support services in subsequent periods at the same rate as paid in the initial year. Revenue from maintenance and support is recognized pro-rata over the maintenance and/or support term, which is typically one year in length.  Training services are offered together with and independently of the purchase of product.  The value of training services is determined based on the price charged when such services are sold separately. Training revenue is recognized upon performance of the service. We recognize service revenue from software development contracts using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price, we have fulfilled all of our material contractual obligations to the customer for a deliverable of the contract, verification of completion of the deliverable has been received, and collection of the receivable is probable.  Reimbursements received for out-of-pocket expenses incurred during installation and support services have not been significant to date. These expenses are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

To date, a significant portion of our revenue has resulted from sales to a limited number of customers.  For the three months ended March 31, 2004, we recorded revenue of approximately $1.1 million, or 76% of total revenue, from Deutsche Bank AG and UBS Warburg LLC and their affiliates, with each of Deutsche Bank and UBS representing greater than 10% of our total revenue.  For the three months ended March 31, 2003, we recorded revenue of approximately $1.1 million, or 68% of total revenue, from Deutsche Bank AG and UBS Warburg LLC and their affiliates, with each of Deutsche Bank and UBS representing greater than 10% of our total revenue. We anticipate that our revenue, and therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers.  As a result, the loss of or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 55% of total revenue for the three months ended March 31, 2004 and 50% for the three months ended March 31, 2003.

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends and the credit quality of our customer base and the characteristics of our accounts receivable by aging category.  If the allowance for doubtful accounts was understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of March 31, 2004, approximately 72% of our accounts receivable balance was concentrated with two customers, each of whom represented more than 10% of our total accounts receivable.  As of December 31, 2003, approximately 89% of our accounts receivable were concentrated with one customer.

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

Emerging Accounting Developments

On March 31, 2004, the Financial Accounting Standards Board, or FASB, issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to the FASB’s Statement No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123.  Generally, the approach in the exposure draft is similar to the approach described in SFAS 123.  However, the exposure draft would require all share-based payments to employees, including grants of employee stock options and the right to purchase shares under our employee stock purchase plan, to be recognized in our income statement based on their fair values.  There are a number of issues that are not resolved in the exposure draft, including the final methodology for calculating fair value.  The FASB expects to issue a final standard late in 2004 that would be effective in 2005.  The pro forma impact of the adoption of SFAS 123 on our historical financial statements is included in the condensed notes to the condensed consolidated financial statements presented elsewhere in this Form 10-Q.  We expect to continue to grant stock-based compensation to employees and that the impact of the new standard, when and if issued, may have a material impact on our future results of operations.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	PERCENTAGE OF TOTAL REVENUE
	THREE MONTHS ENDED MARCH 31,
	2004	2003
Revenue:
Product	40%	48%
Services, maintenance and support	60	52
Total revenue	100	100
Cost of revenue:
Product	21	23
Services, maintenance and support	34	34
Total cost of revenue	55	57
Gross margin	45	43
Operating expenses:
Research and development	44	42
Sales and marketing	43	59
General and administrative	107	102
Amortization of deferred stock compensation	—	3
Total operating expenses	195	206
Loss from operations	(150)	(163)
Other income (expense):
Interest income	1	1
Other income (expense), net	—	—
Total other income	1	1
Net loss	(149)%	(162)%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenue

Total revenue decreased by 16% to $1.4 million for the three months ended March 31, 2004 from $1.7 million for the three months ended March 31, 2003. The decline was due primarily to lower product sales, reflecting lower demand for enterprise information technology in the financial services industry, resulting in delayed procurement decisions by existing and potential customers.

For the three months ended March 31, 2004, revenue from two customers accounted for 76% of total revenue, each of whom accounted for greater than 10% of total revenue. For the three months ended March 31, 2003, revenue from two customers accounted for 68% of total revenue, each of whom accounted for greater than 10% of our total revenue. The level of sales to any customer may vary from quarter to quarter.  We expect that there will be significant customer concentration in future quarters.  The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

Cost of Revenue

The cost of revenue declined by 19% to $0.8 million for the three months ended March 31, 2004 from $1.0 million for the three months ended March 31, 2003.  Cost of product revenue declined by 24% to $0.3 million for the three months ended March 31, 2004 from  $0.4 million for the three months ended March 31, 2003.  This decline in cost of product revenue was primarily due to the lower level of product sales and the associated direct product costs and, to a lesser extent, due to a reduction in the fixed component of product costs, due in turn to our reduced building lease rate. Cost of service revenue decreased by 15% to $0.5 million for the three months ended March 31, 2004 from $0.6 million for the three months ended March 31, 2003.  This decline in cost of service revenue was due primarily to the reduction in maintenance and support costs caused by the consolidation of our support center operations into our corporate headquarters and the associated closure of two outlying facilities.

Gross Margin

Gross margin as a percentage of revenue increased to 45% for the three months ended March 31, 2004 from 43% for the three months ended March 31, 2003. The increase was due primarily to the increase in services gross margin. Product gross margin as a percentage of total product revenue decreased to 48% for the three-month period ended March 31, 2004 compared to 52% for the three-month period ended March 31, 2003.  The decrease is due primarily to the reduced product revenue, which resulted in less coverage of the fixed component of the cost of product sales. Services gross margin as a percentage of total service revenue increased to 43% for the three months March 31, 2004 compared to 34% for the three months ended March 31, 2003, due primarily to the decline in maintenance and support costs caused by the consolidation of our support center into our corporate headquarters and the associated closure of two outlying facilities.

Operating expenses

Research and development. Research and development expenses decreased by 10% to $0.6 million for the three months ended March 31, 2004 from $0.7 million for the three months ended March 31, 2003. The decrease was primarily due to reductions in property lease costs.

Sales and marketing. Sales and marketing expenses decreased by 37% to $0.6 million for the three months ended March 31, 2004 from $1.0 million for the three months ended March 31, 2003. The decrease was due to the reduction in personnel and personnel related expenses, as a result of a 23% reduction in staffing levels relative to March 31, 2003, and a reduction in outside services and property lease costs.

General and administrative. General and administrative expenses decreased by 12% to $1.5 million for the three months ended March 31, 2004 from $1.7 million for the three months ended March 31, 2003. The decrease was due primarily to the reduction in personnel and personnel related expenses, due to a 12% decrease in staffing levels relative to March 31, 2003, and a reduction in outside services/external consulting expenses and property lease costs.

Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased by 100% to $0 for the three months ended March 31, 2004 from $45,000 for the three months ended March 31, 2003. The decrease was due to the completion of pre-IPO option award amortization, and the forfeitures of stock options by employees no longer with our company.

Other Income (Expense)

Other income, net increased by 36% to $19,000 for the three months ended March 31, 2004 from $14,000 for the three months ended March 31, 2003.

Liquidity and Capital Resources

We have funded our operations since inception primarily from product and services revenue, the net proceeds of $31.3 million from our August 2000 initial public offering of common stock, lines of credit with related parties and financial institutions, the proceeds of approximately $6.4 million from the sale of Series B preferred stock in December 1999 and the proceeds of approximately $5.7 million and $3.6 million from the private sale of our common stock in October 2003 and March 2004, respectively.

We had cash and cash equivalents of $7.5 million as of March 31, 2004 compared to cash and cash equivalents of $5.4 million as of December 31, 2003.  For the three months ended March 31, 2004 we had an overall net cash inflow of $2.0 million, resulting primarily from net cash proceeds from issuance of common stock of $3.7 million, offset by net cash used in operations of $1.5 million.  The net cash proceeds from issuance of common stock are primarily due to the private sale of 3,000,000 shares of our common stock to Fuller & Thaler Asset Management, Inc., at a price per share of $1.20 in March 2004. The net cash used in operating activities of $1.5 million resulted from a net loss of $2.1 million, a decrease in accrued liabilities and other of $0.2 million, offset by an increase in deferred revenue and customer deposits of $0.5 million and an increase in accounts payable of $0.2 million.

At March 31, 2004, we had open purchase orders and other contractual obligations of approximately $0.7 million, primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases. These purchase order commitments and contractual obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due.

The following table represents our future commitments under minimum annual operating lease payments as of March 31, 2004 (in thousands):

Year Ending December 31,	Amount
Second, third and fourth Quarter of 2004	$504
2005	768
2006	682
2007	300
2008	230
Thereafter	566
Total minimum lease payments	$3,050

In July 2003 we entered into a non-cancelable operating lease to remain at our current office facility in Redwood Shores, California. The new operating lease commenced on October 1, 2003 and expires on September 30, 2007. The commitments for this new lease are reflected in the table above. The previous operating lease expired on September 30, 2003.

On February 27, 2002, we entered into a Loan and Security Agreement with a financial institution for a revolving line of credit.  As collateral under this Loan and Security Agreement, we granted a first priority security interest in all of our assets, excluding intellectual property.  On December 16, 2002, Gerald Burnett, our Chairman and Chief Executive Officer provided a collateralized guarantee, assuring payment of our obligations under the agreement and as a consequence, restrictive covenants from the original Loan and Security agreement were deleted in the amendment, except for a quick ratio and loan to value covenant, allowing us greater access to the full amount of the facility.  On February 27, 2004, the Loan and Security Agreement was amended to change the maximum borrowings under the line to $3.5 million, subject to certain quick ratio and loan to value covenants, and to extend the term of the Loan and Security Agreement to February 27, 2005.  In connection with this amendment, Dr. Burnett’s collateralized guarantee was amended to reduce the amount of such guarantee to $3.5 million.  As of March 31, 2004, we had no outstanding borrowings under the line of credit and we were eligible to borrow up to $3.5 million. On February 27, 2004, Dr. Burnett provided us with a further commitment to provide us with a loan of up to $2.0 million in the event that at least $2.0 million was not available to us under the line of credit or an alternate financing arrangement.  This additional commitment was subject to dollar for dollar reduction in the event that a financing event occurs providing us with comparable funding, or other net addition to our working capital.

On October 15, 2003, we completed the private sale of 4,615,385 shares of our common stock to Gerald J. Burnett and members of his family at a price per share of $1.30.  The net proceeds of this private financing, after deducting expenses of the financing, were approximately $5.7 million. Under the terms of the private placement, Dr. Burnett agreed to certain restrictions on 1,602,847 of the 3,661,539 shares purchased by him.  These restrictions require Dr. Burnett to vote such shares in the same proportion as our outstanding common stock not beneficially owned by Dr. Burnett.

On March 26, 2004, we completed the private sale of 3,000,000 shares of our common stock to funds affiliated with Fuller & Thaler Asset Management, Inc., at a price per share of $1.20.  The net proceeds of this private financing after deducting expenses of the financing were approximately $3.6 million. As a consequence of this private financing, Dr. Burnett’s commitment to provide us with a loan of up to $2.0 million in the event that at least $2.0 million was not available to us under the line of credit was automatically terminated by its terms.

We intend to continue to invest in the development of new products and enhancements to our existing products.  We may need to arrange for the availability of additional funding upon the expiration of the Loan and Security Agreement on February 27, 2005, either through the execution of an extension of the Loan and Security Agreement or through other means, in order to meet our operating and capital requirements for the next twelve months.  Additional funds and additional financing may not be available on favorable terms, or at all. If we are unable to obtain additional funding on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition and results of operations.  Furthermore, any additional equity financing may be dilutive to our stockholders and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock, and debt financing, if available, may involve significant fees, interest payment obligations and restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our condensed consolidated financial statements.

Factors Affecting Future Operating Results

Our market is in the early stages of development, and our system may not be widely accepted.

Our ability to achieve profitability depends in part on the widespread adoption of networked video communications systems and the adoption of our video operating system in particular.  If the market for our system fails to grow or grows more slowly than we anticipate, we may not be able to increase revenue or achieve profitability. The market for our system is relatively new and evolving.  We have to devote substantial resources to educating prospective customers about the uses and benefits of our system.  Our efforts to educate potential customers may not result in our system achieving broad market acceptance.  In addition, businesses that have invested or may invest substantial resources in other video products may be reluctant or slow to adopt our system.  Similarly, customers using existing information systems in which they have made significant investments may refuse to adopt our system if they perceive that our offerings will not complement their existing systems.  Consequently, the conversion from traditional methods of communication to the extensive use of networked video may not occur as rapidly as we wish.

We have incurred substantial losses in the past and may not be profitable in the future.

We incurred net losses of $2.1 million for the three months ended March 31, 2004, $8.6 million for the year 2003, and $7.6 million for the year 2002.  As of March 31, 2004, our accumulated deficit was $82.9 million.  Our revenue may not increase, or even remain at its current level.  In addition, our operating expenses may increase as we continue to develop our business in the future.  As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers.  If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable. We cannot predict whether or when we will become profitable.  If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.  In addition, if we fail to reach profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

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

On September 23, 2002, CPI, our wholly-owned subsidiary, commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by CPI. The suit was filed in the United States District Court for the Northern District of California.  The four patents involved are U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547

and 6,343,314.  These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. Polycom responded to CPI’s claims on November 14, 2002, at which time it both answered the complaint and asserted counterclaims against CPI for non-infringement, invalidity and unenforceability On January 31, 2003, Polycom filed a motion with the court, which was subsequently granted by the court on March 7, 2003, requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. Three of the four counterclaims involved a third party, and Polycom dropped these three counterclaims on June 23, 2003, subsequent to an agreement between Polycom and the third party.  On August 9, 2003, CPI and Polycom filed motions for summary judgment with the court, seeking judgment as a matter of law concerning CPI’s ability to qualify for “small entity status” in the filing of its four patents being asserted against Polycom.  On October 17, 2003 the court denied Polycom’s motion for summary judgment and granted CPI’s motion for summary judgment, thereby negating Polycom’s defense of unenforceability concerning CPI’s having filed these patents as a “small entity.”

Briefings on claims construction issues and a hearing before the presiding judge (Markman hearing) took place on March 8, 2004, and the presiding judge issued her ruling on March 23, 2004.  A trial date for CPI’s claims against Polycom and Polycom’s counterclaim has been set for January 10, 2005.  The prosecution of this lawsuit and the defense of the Polycom counterclaim have required and may continue to require us to expend significant financial and managerial resources and therefore may have a material negative impact on our business.  The duration and ultimate outcome of this litigation are uncertain.  In addition, an adverse judgment, if entered against CPI or Avistar, could require CPI or Avistar to pay substantial damages to Polycom, which could harm our business, financial position and results of operations, and cause our stock price to decline substantially. Litigation such as this suit can take years to resolve and can be expensive to prosecute and defend.  Regardless of the outcome, the prosecution of CPI’s claims and defense of the counterclaim in this lawsuit may require us to obtain additional financing in the future.

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

We may need to arrange for the availability of additional funding in order to meet our future business requirements.  If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements, or finance our litigation with Polycom, which could seriously harm our business, financial condition and results of operations.  There can be no assurance that such funding will be available on terms attractive to us, or at all.  Furthermore, any additional equity financing may be dilutive to stockholders and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products.

Our lengthy sales cycle to acquire new customers or large follow-on orders may cause our quarterly operating results to vary significantly and make it more difficult to forecast our revenue.

We have generally experienced a product sales cycle of four to nine months for new customers or large follow-on orders due to the time needed to educate customers about the uses and benefits of our system, and the significant investment decisions that our prospective customers must make when they decide to buy our system.  Many of our prospective customers have neither budgeted expenses for networked video communications systems, or for personnel specifically dedicated to the procurement, installation or support of these systems.  As a result, our customers spend a substantial amount of time in performing internal reviews and obtaining capital expenditure approvals before purchasing our system. Recent economic conditions have contributed to additional deliberation, and an associated delay in the sales cycle.

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

Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its usefulness and value.  Our strategy is to pursue additional and larger follow-on orders after these initial orders.  Revenue generated from follow-on orders accounted for approximately 93% and 99% of our revenue for the three months ended March 31, 2004 and 2003, respectively.  Economic conditions have contributed to decreases in our clients’ capital spending in the past, and we have experienced a decrease in the size and number of follow-on orders.  Our future financial performance depends on successful initial installations of our system and successful generation of follow-on orders as the Avistar network expands within a customer organization.  If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

Because we depend on a few customers for a majority of our revenue, the loss of one or more of them could cause a significant decrease in our revenue.

We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank AG and UBS Warburg LLC and their affiliates.  Collectively, these customers accounted for 76% of our revenue for the three months ended March 31, 2004. No other customers individually contributed great than 10% of our total revenue for the three months ended March 31, 2004.  For the three months ended March 31, 2003, Deutsche Bank AG and UBS Warburg LLC and their affiliates accounted for 68% of our revenue, with each Deutsche Bank and UBS accounting for greater than 10% of our total revenue.  This contribution reflects the acquisition by Deutsche Bank and UBS Warburg LLC of other financial services firms that were previously Avistar customers, as well as the purchase of Avistar technology by Deutsche Bank for new accounts as part of Deutsche Bank’s client connectivity program and/or joint ventures. We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue.  As of March 31, 2004, approximately 72% of our accounts receivable were concentrated with two customers, each of whom represented more than 10% of our total accounts receivable.  As of December 31, 2003, approximately 89% of our accounts receivable were concentrated with one customer.

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

Our system is designed to work with a variety of hardware and software configurations and data networking infrastructures used by our customers.  The majority of these customer networks rely on Microsoft Windows servers.  However, our software may not operate correctly on other hardware and software platforms or with other programming languages, database environments and systems that our customers use.  Also, we must constantly modify and improve our system to keep pace with changes made to our customers’

platforms, data networking infrastructures, and their evolving ability to transport video and other applications.  This may result in uncertainty relating to the timing and nature of our new release announcements, introductions or modifications, which in turn may cause confusion in the market, with a potentially harmful effect on our business.  If we fail to promptly modify or improve our system in response to evolving industry standards or customers’ demands, our system could become less competitive, which would harm our financial condition and reputation.

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

Briefings on claims construction issues and a hearing before the presiding judge (Markman hearing) took place on March 8, 2004, and the presiding judge issued her ruling on March 23, 2004.  A trial date for CPI’s claims against Polycom and Polycom’s remaining counterclaim has been set for January 10, 2005.  Prosecuting and defending against any infringement claims, even those that are not meritorious, could result in the expenditure of significant financial and managerial resources, could take years to resolve and may require us to obtain additional financing. In addition, if we are found liable for infringement, it could require CPI or Avistar to pay substantial compensation and/or damages to Polycom, and we may not be able to continue offering that portion of our system that is found to be infringing. Redesigning our system components to avoid alleged or actual infringement could result in the expenditure of significant and managerial resources and diminish the value of our system, which could harm our business, financial position and results of operations,and cause our stock price to decline substantially.

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

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and certain contract claims.  Our license agreements also typically limit a customer’s entire remedy to either a refund of the price paid or modification of our system to satisfy our warranty.  However, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions.  Although we maintain product liability (“errors and omissions”) insurance coverage, we cannot assure you that such coverage will be adequate.  A product liability, warranty or other claim could harm our business, financial condition and/or results of operations.  Performance interruptions at a customer’s site could negatively affect the demand for our system or give rise to claims against us.

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

We depend on outside contract manufacturers to produce components of our systems.  A significant portion of our compression and decompression product, or gateway product, is currently supplied by a single source, Tandberg, Inc.  In addition, we depend on various third party suppliers for the cameras, microphones, speakers and monitors that we install at desktops and in conference rooms as a part of each video communications network system.  Two of these contract manufacturers, SAE Materials Inc. and Pacific Corporation, are single source suppliers for key components of our products.  Another supplier, Equator Technologies Inc., is our only current source of a component used in our I.P gateway product. Our reliance on these third parties involves a number of risks, including:

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

Our products and technologies are complex, and to successfully implement our business strategy and manage our business, an in-depth understanding of video communication and collaboration technologies and their potential uses is required.  We depend on the continued services of our executive officers and other key personnel.  We do not have long-term employment agreements with our executive officers or other key personnel and we do not carry any “key man” life insurance.  The loss of the services of any of our executive officers or key personnel could harm our business, financial condition and results of operations.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 55% of total revenue for the three months ended March 31, 2004 and 50% for the three months ended March 31, 2003.  Some of the risks we may encounter in conducting international business activities include the following:

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

For continued listing of our common stock on The NASDAQ SmallCap Market, we are required to, among other things (i) maintain stockholders’ equity of at least $2.5 million, and (ii) maintain a minimum closing bid price of our common stock of at least $1.00.  As of March 31, 2004, we had stockholders’ equity of $7.1 million and the closing price of our common stock on May 3, 2004 was $0.95.  If our stockholders’ equity declines below $2.5 million or the closing bid price of our common stock remains below $1.00 for 30 or more consecutive trading days, our common stock could be subject to delisting from trading on The NASDAQ SmallCap Market.  In the event of a violation of the $1.00 bid price continued listing requirement, we may be afforded up to two years in order to regain compliance.  The availability of any such “grace period” extensions would be subject to our meeting the other continued listing criteria delineated in NASDAQ’s Marketplace Rules, as updated from time to time.  There can be no assurance that we will continue to meet all requirements for continued listing on The NASDAQ SmallCap Market, including the minimum bid price requirement, the requirement for a minimum stockholder’s equity of $2.5 million or the other continued listing standards of such market.

If we are unable to continue to list our common stock for trading on The NASDAQ SmallCap Market, there may be an adverse impact on the market price and liquidity of our common stock, and our stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under.  Delisting of our common stock from The NASDAQ SmallCap Market could also materially adversely affect our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel.  In addition, if we were unable to list our common stock for trading on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 65% of our common stock as of March 31, 2004.  If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.  These actions may be taken even if they are opposed by other investors.  This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause the market price of our common stock to decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 55% of total revenue for the three months ended March 31, 2004 and 50% for the three months ended March 31, 2003.  As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets.  We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments.  We expect that our interest income will be negatively affected by declines in short-term interest rates.  There has not been a material change in our exposure to interest rate and foreign currency risk since the date of our annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 16, 2004.

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

The following table provides information about our investment portfolio.  For investment securities, the table presents cash and cash equivalents and short-term investments and related weighted average interest rates by category at March 31, 2004.

	Amounts	Weighted Average Interest Rate
	(in thousands)
Description
Cash and cash equivalents and short-term investments:
Cash	$457	—
Market preferreds	1,000	1.18%
Other cash equivalents	6,024	0.80%
Fair Value at March 31, 2004	$7,481

Item 4. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 23, 2002, CPI, our wholly-owned subsidiary, commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by CPI. The suit was filed in the United States District Court for the Northern District of California.  The four patents involved are U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547 and 6,343,314.  These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. Polycom responded to CPI’s claims on November 14, 2002, at which time it both answered the complaint and asserted counterclaims against CPI for non-infringement, invalidity and unenforceability On January 31, 2003, Polycom filed a motion with the court, which was subsequently granted by the court on March 7, 2003, requesting permission to amend its counterclaims to incorporate claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it. Three of the four counterclaims involved a third party, and Polycom dropped these three counterclaims on June 23, 2003, subsequent to an agreement between Polycom and the third party.  On August 9, 2003, CPI and Polycom filed motions for summary judgment with the court, seeking judgment as a matter of law concerning CPI’s ability to qualify for “small entity status” in the filing of its four patents being asserted against Polycom.  On October 17, 2003 the court denied Polycom’s motion for summary judgment and granted CPI’s motion for summary judgment, thereby negating Polycom’s defense of unenforceability concerning CPI’s having filed these patents as a “small entity.”

Briefings on claims construction issues and a hearing before the presiding judge (Markman hearing) took place on March 8, 2004, and the presiding judge issued her ruling on March 23, 2004.  A trial date for CPI’s claims against Polycom and Polycom’s counterclaim has been set for January 10, 2005.  The prosecution of this lawsuit and the defense of the Polycom counterclaim have required and may continue to require us to expend significant financial and managerial resources and therefore may have a material negative impact on our business.  The duration and ultimate outcome of this litigation are uncertain.  In addition, an adverse judgment, if entered against CPI or Avistar, could require CPI or Avistar to pay substantial damages to Polycom, which could harm our business, financial position and results of operations, and cause our stock price to decline substantially. Litigation such as this suit can take years to resolve and can be expensive to prosecute and defend.  Regardless of the outcome, the prosecution of CPI’s claims and defense of the counterclaim in this lawsuit may require us to obtain additional financing in the future.

Item 2. Changes in Securities and Use of Proceeds

(c)   Recent Sales of Unregistered Securities

On March 26, 2004, we completed the private sale of a total of 3,000,000 shares of our common stock to Fuller & Thaler Avalanche Fund, L.P. and Fuller & Thaler Behavioral Finance Fund, Ltd. at a price per share of $1.20.  The net proceeds of this private financing after deducting expenses of the financing were approximately $3.6 million. Such proceeds are expected to be used for working capital and other general corporate purposes. Pursuant to the foregoing sale, we agreed to use our commercially reasonable efforts to register the shares under the Securities Act of 1933, as amended, as when requested to do so by Fuller & Thaler during the two years following the close date of the transaction, unless Fuller & Thaler is able to sell their holdings under rule 144 during any 90 day period.

The foregoing transaction did not involve any public offering, and we believe that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder. The purchasers in the foregoing transaction represented their intention to acquire the securities for investment only and not with a view to or for resale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates and instruments issued in the foregoing transaction. All purchasers had adequate access to information about us.

Item 6. Exhibits

(a)	10.12	Stock Purchase Agreement among the Registrant, Fuller & Thaler Behavioral Finance Fund, Ltd. and Fuller & Thaler Avalanche Fund, L.P. dated March 23, 2004.

	31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

(i)	Report on Form 8-K furnished on January 13, 2004 regarding the Registrant’s expected financial results for the three months ended December 31, 2003.

(ii)	Report on Form 8-K furnished on January 28, 2004 regarding the Registrant’s announcement of its financial results for the three months ended December 31, 2003.

(iii)	Report on Form 8-K filed on March 26, 2004 regarding the Registrant’s announcement of the completion of its financing activities.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 11th day of May 2004.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ GERALD J. BURNETT
Gerald J. Burnett
Chief Executive Officer, President and
Chairman (Principal Executive Officer)

By:	/s/ ROBERT J. HABIG
Robert J. Habig
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.12	Stock Purchase Agreement among the Registrant, Fuller & Thaler Behavioral Finance Fund, Ltd. and Fuller & Thaler Avalanche Fund, L.P. dated March 23, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.