Form 10-Q
period 2004-06-30
AVISTAR COMMUNICATIONS CORP
filed 2004-08-16
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☐      No ☒

At June 30, 2004, 33,277,038 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

as of June 30, 2004 and December 31, 2003

(in thousands, except share and per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,896	$5,438
Accounts receivable, net of allowance for doubtful accounts of $29 at June 30, 2004 and $44 at December 31, 2003	764	695
Inventories, including inventory shipped to customers’ sites, not yet installed of $39 at June 30, 2004 and $41 at December 31, 2003	731	937
Prepaid expenses and other current assets	325	515
Total current assets	7,716	7,585
Property and equipment, net	346	352
Other assets	291	291
Total assets	$8,353	$8,228

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,114	$941
Deferred revenue and customer deposits	1,082	671
Accrued liabilities and other	1,332	1,125
Total current liabilities	3,528	2,737
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized at June 30, 2004 and December 31, 2003; 34,456,663 and 31,390,383 shares issued at June 30, 2004 and December 31, 2003, respectively	34	31
Less: treasury common stock, 1,179,625 shares at June 30, 2004 and December 31, 2003, at cost	(51)	(51)
Additional paid-in-capital	89,930	86,278
Accumulated deficit	(85,088)	(80,767)
Total stockholders’ equity	4,825	5,491
Total liabilities and stockholders’ equity	$8,353	$8,228

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended June 30, 2004 and 2003

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(unaudited)		(unaudited)
Revenue:
Product	$914	$569	$1,476	$1,370
Services, maintenance and support	762	916	1,604	1,778
Total revenue	1,676	1,485	3,080	3,148
Cost of revenue:
Product	364	314	656	700
Services, maintenance and support	461	562	943	1,129
Total cost of revenue	825	876	1,599	1,829
Gross margin	851	609	1,481	1,319
Operating Expenses:
Research and development	632	615	1,256	1,311
Sales and marketing	669	944	1,277	1,915
General and administrative	1,794	1,480	3,299	3,182
Amortization of deferred stock compensation *	—	45	—	90
Total operating expenses	3,095	3,084	5,832	6,498
Loss from operations	(2,244)	(2,475)	(4,351)	(5,179)
Other income (expense):
Interest income	16	9	29	28
Other income (expense), net	(5)	(5)	1	(10)
Total other income, net	11	4	30	18
Net loss	$(2,233)	$(2,471)	$(4,321)	$(5,161)

Net loss per share - basic and diluted	$(0.07)	$(0.10)	$(0.14)	$(0.20)
Weighted average shares used in calculating basic and diluted net loss per share	33,277	25,343	31,864	25,332

* Amortization of deferred stock compensation excluded from the following expenses:
Cost of revenue	$—	$5	$—	$10
Research and development	—	4	—	8
Sales and marketing	—	35	—	70
General and administrative	—	1	—	2
	$—	$45	$—	$90

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2004 and 2003

(in thousands)

	Six Months Ended
	June 30, 2004	June 30, 2003
	(unaudited)

Cash Flows from Operating Activities:
Net loss	$(4,321)	$(5,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	141	105
Stock-based compensation	—	90
Compensation on options issued to consultants	12	19
Provision for doubtful accounts	25	65
Changes in current assets and liabilities:
Accounts receivable	(94)	(368)
Inventories	206	131
Prepaid expenses and other current assets	190	300
Accounts payable	173	407
Deferred revenue and customer deposits	411	187
Accrued liabilities and other	207	(78)
Net cash used in operating activities	(3,050)	(4,303)

Cash Flows from Investing Activities:
Sale of short-term investments	—	2,400
Purchase of property and equipment	(135)	(32)
Net cash provided by (used in) investing activities	(135)	2,368

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	3,643	48
Proceeds from draw on line of credit	—	750
Net cash provided by financing activities	3,643	798
Net increase (decrease) in cash and cash equivalents	458	(1,137)
Cash and cash equivalents, beginning of period	5,438	4,783
Cash and cash equivalents, end of period	$5,896	$3,646

Supplemental Cash Flow Information:
Cash paid for income taxes	$14	$—

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

Basis of Presentation

The unaudited balance sheet as of June 30, 2004 presents the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (ASUK) and CPI, after elimination of all intercompany accounts and transactions.  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from those transactions denominated in currencies other than the United States dollar are included in the statements of operations.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are still in the early stages of development.  Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy.  Acceptance of the Company’s products over time is critical to the Company’s success.  The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $85.1 million as of June 30, 2004.  The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

The Company’s future liquidity and capital requirements will depend upon numerous factors, including, but not limited to, the costs and timing of its expansion of product development efforts and the success of these development efforts, the costs and timing of its expansion of sales and marketing activities, the extent to which its existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining, enforcing and defending patent claims and other intellectual property rights, especially the costs associated with the Company’s current litigation with Polycom, Inc., the level and timing of revenue and other factors.  The Company may need to raise additional funds in the future, and additional financing may not be available on favorable terms, if at all.  If the Company cannot raise funds, if needed, on acceptable terms, the Company may not be able to develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm the Company’s business, financial condition, results of operations and ability to continue operations. If additional funds are raised through the issuance of equity securities, the Company’s net tangible book value per share is likely to decrease, the percentage ownership of then current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company’s common stock.  Debt financing, if available, may involve significant fees, interest payment obligations and restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products.

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

In the opinion of management, the unaudited financial statements furnished in this report reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods covered and of the Company’s financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2003, included in the Company’s annual report on Form 10-K/A filed with the Securities and Exchange Commission on March 26, 2004.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

Cash and Cash Equivalents and Short Term Investments

The Company considers all investment instruments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents at June 30, 2004 and December 31, 2003 consisted of money market funds and short-term securities.  The fair value of the Company’s investments was determined based on quoted market prices at the reporting date for those instruments.  As of June 30, 2004, there was no difference between the cost and fair value of the Company’s investments.

Supplemental Cash Flow Information

During the six months ended June 30, 2004, the Company paid approximately $14,000 in income taxes. During the six months ended June 30, 2004, no cash was paid for interest. During the three months ended June 30, 2003, no cash was paid for income taxes or interest.

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s net sales. Sales to these customers as a percentage of total sales were as follows for the three and six months ended June 30, 2004 and 2003:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
	(UNAUDITED)		(UNAUDITED)
Customer A	51%	64%	55%	61%
Customer B	11%	*	13%	*
Customer C	*	11%	*	*

* Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy.  Concentration of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign customers of Avistar.  As of June 30, 2004, approximately 78% of accounts receivable were concentrated with four customers, each of whom represented more than 10% of the Company’s total accounts receivable balance. As of December 31, 2003, approximately 89% of accounts receivable were concentrated with one customer. No other customers individually accounted for greater than 10% of total accounts receivable as of December 31, 2003.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	JUNE 30, 2004	DECEMBER 31, 2003
	(UNAUDITED)
Raw materials and subassemblies	$68	$83
Finished goods	624	813
Inventory shipped to customer sites, not yet installed	39	41

	$731	$937

Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of June 30, 2004 and December 31, 2003, the Company had billed approximately $75,000 and $57,000, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer.  Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

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

The price charged for maintenance and/or support is defined in the product contract, and is based on a fixed price for both hardware and software components as stipulated in the customer agreement.  Customers have the option to renew the maintenance and/or support arrangement in subsequent periods at the same rate as paid in the initial year.  Revenue from maintenance and support services is deferred and recognized pro-rata over the maintenance and/or support term, which is typically one year in length.  Payments for services made in advance of the provision of services are recorded as deferred revenue and customer deposits in the accompanying balance sheets.  Training services are offered together with and independently of the purchase of product.  The value of training services provided with the purchase of product is determined based on the price charged when such services are sold separately. Training revenue is recognized upon performance of the service.

The Company recognizes service revenue from development contracts in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue related to contracts for development is recognized using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price, the Company has fulfilled all of its material contractual obligations to the customer for each deliverable of the contract, verification of completion of the deliverable has been received, and collection of the receivable is probable.  The amounts billed to customers in excess of revenues earned to date are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets.  Assumptions used for recording revenue and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs to complete the contract.  Any anticipated losses on contracts in progress are charged to earnings when identified.

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting for stock-based compensation prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, and as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure — An Amendment of FASB Statement No. 123”, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and SFAS No. 148. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,233)	$(2,471)	$(4,321)	$(5,161)
Add stock – based employee compensation expense included in reported net loss, net of tax	—	45	—	90
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(471)	(1,078)	(922)	(2,078)
Pro forma net loss	$(2,704)	$(3,504)	$(5,243)	$(7,149)

Basic and diluted loss per share
As reported	$(0.07)	$(0.10)	$(0.14)	$(0.20)
Pro forma	$(0.08)	$(0.14)	$(0.16)	$(0.28)

The fair value of options granted for the three and six months ended June 30, 2004 and 2003 is estimated on the date of grant using the following assumptions:

	2004	2003
Expected dividend	0%	0%
Average risk-free interest rate	3.5%	2.9%
Expected volatility	237%	187%
Expected term (in years)	4	4

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

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, are effective for annual periods ending after December 15, 2003. The Company does not expect the adoption of EITF 03-1 will have a material impact on its financial position, results of operations or cash flows.

3. Line of Credit

On February 27, 2002, the Company entered into a Loan and Security Agreement with a financial institution for a revolving line of credit.  As collateral under this Loan and Security Agreement, the Company granted a first priority interest in all of the Company’s assets, excluding intellectual property.  On December 16, 2002, Gerald Burnett, Chairman and Chief Executive Officer of the Company, provided a collateralized guarantee, assuring payment of the Company’s obligations under the agreement and as a consequence, restrictive covenants from the original Loan and Security agreement were deleted in the amendment, except for a quick ratio and loan to value covenant, allowing the Company greater access to the full amount of the facility.  On February 27, 2004, the Loan and Security Agreement was amended to change the maximum borrowings under the line to $3.5 million, subject to certain quick ratio and loan to value covenants, and to extend the term of the Loan and Security Agreement to February 27, 2005.  In connection with this amendment, Dr. Burnett’s collateralized guarantee was amended to reduce the amount of such guarantee to $3.5 million.  As of June 30, 2004, the Company had no outstanding borrowings under the line of credit and was eligible to borrow up to $3.5 million.

4.  Related Party Transactions

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), has served as a director of the Company since February 2001.  Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997.  During the six months ended June 30, 2004 and 2003, payments of approximately $51,000 and $150,000, respectively, were made to WSGR for legal services provided to the Company.

During the six months ended June 30, 2003, payments for consulting fees of approximately $100,000 were made to R. Stephen Heinrichs, a former officer of the Company, who is also a member of the Board of Directors, pursuant to a Separation Agreement between Mr. Heinrichs and the Company dated April 26, 2001. During the six months ended June 30, 2004, no payments for consulting fees were made to R. Stephen Heinrichs.

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

Briefings on claims construction issues and a hearing before the presiding judge (Markman hearing) took place on March 8, 2004, and the presiding judge issued her ruling on March 23, 2004. A trial date for CPI’s claims against Polycom and Polycom’s counterclaim has been set for January 10, 2005.  The prosecution of this lawsuit and the defense of the Polycom counterclaim have required and may continue to require the Company and CPI to expend significant financial and managerial resources and therefore may have a material negative impact on the Company and CPI.  Expenses associated with the litigation have risen as trial approaches to now comprise a significant portion of our quarterly operating expense. The duration and ultimate outcome of this litigation are uncertain.

6.     Net Loss Per Share

Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128, “Earnings Per Share,” for all periods presented.

In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.  The Company has excluded all outstanding stock options from the calculation of diluted net loss per share for the three and six months ended June 30, 2004 and 2003, because all such securities are antidilutive (owing to the fact that the Company is in loss position).  Accordingly, diluted net loss per share approximates basic net loss per share for all periods presented.

The total number of shares excluded from the calculations of diluted net loss per share were 4,218,749 and 1,387,694 for the three months ended June 30, 2004 and 2003, respectively, and 3,760,880 and 824,191 for the six months ended June 30, 2004 and 2003, respectively.

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

	Avistar	CPI	Total

Three Months Ended June 30, 2004
Revenue	$1,676	$—	$1,676
Gross margin	851	—	851
Depreciation expense	(73)	—	(73)
Total operating expenses	(2,128)	(967)	(3,095)
Interest income	16	—	16
Net loss	(1,266)	(967)	(2,233)
Total Assets	8,344	9	8,353
Three Months Ended June 30, 2003
Revenue	$1,485	$—	$1,485
Gross margin	609	—	609
Depreciation expense	(52)	(1)	(53)
Total operating expenses	(2,543)	(541)	(3,084)
Interest income	9	—	9
Net loss	(1,930)	(541)	(2,471)
Total Assets	6,484	176	6,660

Six Months Ended June 30, 2004
Revenue	$3,080	$—	$3,080
Gross margin	1,481	—	1,481
Depreciation expense	(141)	—	(141)

	Avistar	CPI	Total

Total operating expenses	(4,120)	(1,712)	(5,832)
Interest income	29	—	29
Net loss	(2,609)	(1,712)	(4,321)
Six Months Ended June 30, 2003
Revenue	$3,148	$—	$3,148
Gross margin	1,319	—	1,319
Depreciation expense	(104)	(1)	(105)
Total operating expenses	(5,300)	(1,198)	(6,498)
Interest income	28	—	28
Net loss	(3,963)	(1,198)	(5,161)

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 52% and 65% of total revenue for the three months ended June 30, 2004 and 2003, respectively.  International revenue comprised 53% and 57% of total revenue for the six months ended June 30, 2004 and 2003, respectively.  For the three months ended June 30, 2004 and 2003, international revenues from customers in the United Kingdom accounted for 28% and 47%, respectively, of total revenue.  For the six months ended June 30, 2004 and 2003, international revenues from customers in the United Kingdom accounted for 34% and 22%, respectively, of total revenue.  All of the Company’s sales are currently billed in United States dollars. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Interim Financial Statements and the Notes thereto included elsewhere herein, and the Audited Consolidated Financial Statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 26, 2004.

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

We operate in two segments.  We engage in the design, development, manufacturing, sale and marketing of networked video communications products, and associated support services, and Collaboration Properties, Inc. (CPI), our wholly-owned subsidiary, engages in the prosecution, maintenance, support and licensing of the intellectual property that we have developed, some of which is used in our products. Although several separate negotiations are in process, as of June 30, 2004, CPI had not entered into any such third party licensing agreements.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:

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

We recognize revenue from product sales when all of the following conditions are met:  the product has been shipped, an arrangement exists with the customer at a fixed price and we have the right to invoice the customer, collection of the receivable is probable, and we have fulfilled all of our material contractual obligations to the customer.  When we provide installation services, the product and installation revenue is recognized upon completion of installation and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above.  When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above.  Payment for product is due upon shipment, subject to specific payment terms.  The price charged for maintenance and/or support is defined in the product contract, and is based on a fixed price for both hardware and software components as stipulated in the customer agreement.  Customers have the option to renew the maintenance and/or support services in subsequent periods at the same rate as paid in the initial year. Revenue from maintenance and support is recognized pro-rata over the maintenance and/or support term, which is typically one year in length.  Training services are offered together with and independently of the purchase of product.  The value of training services is determined based on the price charged when such services are sold separately. Training revenue is recognized upon performance of the service. We recognize service revenue from software development contracts using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price, we have fulfilled all of our material contractual obligations to the customer for a deliverable of the contract, verification of completion of the deliverable has been received, and collection of the receivable is probable.  Reimbursements received for out-of-pocket expenses incurred during installation and support services have not been significant to date. These expenses are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends and the credit quality of our customer base and the characteristics of our accounts receivable by aging category.  If the allowance for doubtful accounts was understated, our operating income could be reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of June 30, 2004, approximately 78% of our accounts receivable balance was concentrated with four customers, each of whom represented more than 10% of our total accounts receivable.  As of December 31, 2003, approximately 89% of our accounts receivable were concentrated with one customer.

Valuation of Inventories

We record a provision for obsolete or excess inventory for models or components that are no longer manufactured or are at risk of being replaced with new versions of our product. In determining the allowance for obsolete or excess inventory, we look at our forecasted demand versus quantities on hand and commitments.  Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments and our reported results.  If actual market conditions are less favorable than those projected, additional inventory write-downs, provision for purchase commitments and charges against earnings may be required, which would negatively affect our operating income for such period.

Emerging Accounting Developments

On March 31, 2004, the Financial Accounting Standards Board, or FASB, issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to the FASB’s Statement No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123.  Generally, the approach in the exposure draft is similar to the approach described in SFAS 123.  However, the exposure draft would require all share-based payments to employees, including grants of employee stock options and the right to purchase shares under our employee stock purchase plan, to be recognized in our income statement based on their fair values.  There are a number of issues that are not resolved in the exposure draft, including the final methodology for calculating fair value.  The FASB expects to issue a final standard late in 2004 that would be effective in 2005.  The pro forma impact of the adoption of SFAS 123 on our historical financial statements is included in the condensed notes to the condensed consolidated financial statements presented elsewhere in this Form 10-Q.  We expect to continue to grant stock-based compensation to employees. The impact of the new standard, when and if issued, may have a material impact on our future results of operations.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	PERCENTAGE OF TOTAL REVENUE
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Revenue:
Product	55%	38%	48%	44%
Services, maintenance and support	45	62	52	56
Total revenue	100	100	100	100
Cost of revenue:
Product	22	21	21	22
Services, maintenance and support	28	38	31	36
Total cost of revenue	49	59	52	58
Gross margin	51	41	48	42
Operating expenses:
Research and development	38	41	41	42
Sales and marketing	40	64	41	61
General and administrative	107	100	107	101
Amortization of deferred stock compensation	—	3	—	3
Total operating expenses	185	208	189	206
Loss from operations	(134)	(167)	(141)	(165)
Other income (expense):
Interest income	1	1	1	1
Other income (expense), net	—	—	—	—
Total other income	1	1	1	1
Net loss	(133)%	(166)%	(140)%	(164)%

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue

Total revenue increased by 13% to $1.7 million for the three months ended June 30, 2004 from $1.5 million for the three months ended June 30, 2003 and remained level at $3.1 million for the six months ended June 30, 2004 and June 30, 2003. The increase in the three-month period ended June 30, 2004 was due primarily to an increase in product sales, specifically from new customers, offset by the reduction in software development revenue as a result of a software development contract completed during the three months ended June 30, 2003.

For the three months ended June 30, 2004, revenue from two customers accounted for 62% of total revenue, each of whom accounted for greater than 10% of total revenue. For the three months ended June 30, 2003, revenue from two customers accounted for 75% of total revenue, each of whom accounted for greater than 10% of our total revenue. For the six months ended June 30, 2004, revenue from two customers accounted for 68% of total revenue, each of whom accounted for greater than 10% of total revenue. For the six months ended June 30, 2003, revenue from one customers accounted for 61% of total revenue. No other customers individually accounted for greater than 10% of our total revenue for the six months ended June 30, 2003.  The level of sales to any customer may vary from quarter to quarter.  We expect that there will be significant customer concentration in future quarters.  The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

Cost of Revenue

The total cost of revenue declined slightly by 6% to $0.8 million for the three months ended June 30, 2004 from $0.9 million for the three months ended June 30, 2003 and decreased by 13% to $1.6 million for the six months ended June 30, 2004 from $1.8 million for the six months ended June 30, 2003.  Cost of product revenue increased by 16% to $0.4 million for the three months ended June 30, 2004 from $0.3 million for the three months ended June 30, 2003 and decreased slightly by 6% to $656,000 for the six months ended June 30, 2004 from $700,000 for the six months ended June 30, 2004.  This increase in cost of product revenue for the three month period ended June 30, 2004 was primarily due to the increased level of product sales and the associated direct product costs, offset, to a lesser extent, by a reduction in the fixed component of product costs, due in part to our reduced occupancy costs. Cost of service revenue decreased by 18% to $0.5 million for the three months ended June 30, 2004 from $0.6 million for the three months ended June 30, 2003 and decreased by 16% to $0.9 million for the six months ended June 30, 2004 from $1.1 million for the six months ended June 30, 2003.  This decline in cost of service revenue for the three and six month periods ended June 30, 2004 was primarily due to the reduction in software development contract costs associated with the decrease in software development revenue. In addition, the decline in cost of service revenue for the three and six month periods ended June 30, 2004 was due to a reduction in maintenance and support costs caused by the consolidation of our support center operations into our corporate headquarters and the associated closure of two outlying facilities.

Gross Margin

Gross margin as a percentage of revenue increased to 51% for the three months ended June 30, 2004 from 41% for the three months ended June 30, 2003 and increased to 48% for the six months ended June 30, 2004 from 42% for the six months ended June 30, 2003. The increase was due primarily to the increase in product gross margin. Product gross margin as a percentage of total product revenue increased to 60% for the three-month period ended June 30, 2004 compared to 45% for the three-month period ended June 30, 2003 and 56% for the six-month period ended June 30, 2004 compared to 49% for the six-month period ended June 30, 2003.  The increase in product gross margin for the three and six month periods ended June 30, 2004 was due primarily to the increased product revenue, which resulted in greater coverage of the fixed component of the cost of product sales. Services gross margin as a percentage of total service revenue increased slightly to 40% for the three months June 30, 2004 from 39% for the three months ended June 30, 2003 and increased to 41% for the six months ended June 30, 2004 from 37% for the six months ended June 30, 2003. The increase in services gross margin during the six months ended June 30, 2004 was due to the decrease in software development contract margin, which is generally at a lower rate than product or other services margins, and the decline in maintenance and support costs caused by the consolidation of our support center into our corporate headquarters and the associated closure of two outlying facilities.

Operating expenses

Research and development. Research and development expenses remained level at $0.6 million and $1.3 million for the three and six months ended June 30, 2004 and 2003, respectively.

Sales and marketing. Sales and marketing expenses decreased by 29% to $0.7 million for the three months ended June 30, 2004 from $0.9 million for the three months ended June 30, 2003 and decreased by 33% to $1.3 million for the six months ended June 30, 2004 from $1.9 million for the six months ended June 30, 2003. The decrease was due to the reduction in personnel and personnel related expenses, as a result of a 30% reduction in staffing levels in sales and marketing, and a reduction in property lease costs.

General and administrative. General and administrative expenses increased by 21% to $1.8 million for the three months ended June 30, 2004 from $1.5 million for the three months ended June 30, 2003 and increased slightly by 4% to $3.3 million for the six months ended June 30, 2004 from $3.2 million for the six months ended June 20, 2003. The increase was due primarily to legal fees associated with ongoing litigation with Polycom, Inc.

Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased by 100% to $0 for the three months ended June 30, 2004 from $45,000 for the three months ended June 30, 2003 and decreased by 100% to $0 for the six months ended June 30, 2004 from $90,000 for the six months ended June 30, 2003. The decrease was due to the completion of pre-IPO option award amortization and the forfeitures of stock options by employees no longer with our company.

Other Income (Expense)

Other income, net increased by 175% to $11,000 for the three months ended June 30, 2004 from $4,000 for the three months ended June 30, 2003 and increased by 67% to $30,000 for the six months ended June 30, 2004 from $18,000 for the six months ended June 30, 2003. The increases were due primarily to increases in our cash and cash equivalents as a result of our private equity financing activities completed in October 2003 and March 2004.

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

We had cash and cash equivalents of $5.9 million as of June 30, 2004 compared to cash and cash equivalents of $5.4 million as of December 31, 2003.  For the six months ended June 30, 2004 we had an overall net cash inflow of $0.5 million, resulting primarily from net cash proceeds from issuance of common stock of $3.6 million, offset by net cash used in operations of $3.1 million.  The net cash proceeds from issuance of common stock is due to the private sale of 3,000,000 shares of our common stock to Fuller & Thaler Asset Management, Inc., at a price per share of $1.20 in March 2004. The net cash used in operating activities of $3.1 million resulted from a net loss of $4.3 million, an increase in accounts receivable of $0.1 million, offset by an increase in deferred revenue and customer deposits of $0.4 million, an increase in accounts payable and accrued liabilities and other of $0.4 million, a decrease in inventories of $0.2 million and a decrease in prepaid expenses of $0.2 million.

At June 30, 2004, we had open purchase orders and other contractual obligations of approximately $0.6 million, primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases. These purchase order commitments and contractual obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due.

The following table represents our future commitments under minimum annual operating lease payments as of June 30, 2004 (in thousands):

Year Ending December 31,	Amount
Third and fourth Quarter of 2004	$381
2005	720
2006	682
2007	300
2008	230
Thereafter	566
Total minimum lease payments	$2,879

In July 2003, we entered into a non-cancelable operating lease to remain at our current office facility in Redwood Shores, California. The new operating lease commenced on October 1, 2003 and expires on September 30, 2007. The commitments for this new lease are reflected in the table above. The previous operating lease expired on September 30, 2003.

On February 27, 2002, we entered into a Loan and Security Agreement with a financial institution for a revolving line of credit.  As collateral under this Loan and Security Agreement, we granted a first priority security interest in all of our assets, excluding intellectual property.  On December 16, 2002, Gerald Burnett, our Chairman and Chief Executive Officer provided a collateralized guarantee, assuring payment of our obligations under the agreement and as a consequence, restrictive covenants from the original Loan and Security agreement were deleted in the amendment, except for a quick ratio and loan to value covenant, allowing us greater access to the full amount of the facility.  On February 27, 2004, the Loan and Security Agreement was amended to change the maximum borrowings under the line to $3.5 million, subject to certain quick ratio and loan to value covenants, and to extend the term of the Loan and Security Agreement to February 27, 2005.  In connection with this amendment, Dr. Burnett’s collateralized guarantee was amended to reduce the amount of such guarantee to $3.5 million.  As of June 30, 2004, we had no outstanding borrowings under the line of credit and we were eligible to borrow up to $3.5 million. On February 27, 2004, Dr. Burnett provided us with a further commitment to provide us with a loan of up to $2.0 million in the event that at least $2.0 million was not available to us under the line of credit or an alternate financing arrangement.  This additional commitment was subject to dollar for dollar reduction in the event that a financing event would occur providing us with comparable funding, or other net addition to our working capital.

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

On March 26, 2004, we completed the private sale of 3,000,000 shares of our common stock to funds affiliated with Fuller & Thaler Asset Management, Inc., at a price per share of $1.20.  The net proceeds of this private financing after deducting expenses of the financing were approximately $3.6 million. As a consequence of this private financing, Dr. Burnett’s commitment to provide us with a loan of up to $2.0 million in the event that at least $2.0 million was not available to us under the line of credit was automatically terminated by its terms and the number of shares held by Dr. Burnett from the October 15, 2003 financing that had voting restrictions was reduced proportionally from 1,602,847 shares to 141,152 shares.

We intend to continue to invest in the development of new products and enhancements to our existing products.  We may need to arrange for the availability of additional funding before or upon the expiration of the Loan and Security Agreement on February 27, 2005, either through the execution of an extension of the Loan and Security Agreement or through other means, in order to meet our operating and capital requirements for the next twelve months.  Additional funds and additional financing may not be available on favorable terms, or at all. If we are unable to obtain additional funding on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition, results of operations and ability to continue operations.  Furthermore, any additional equity financing may be dilutive to our stockholders and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock, and debt financing, if available, may involve significant fees, interest payment obligations and restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products.

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

On July 27, 2004, we announced that our Board of Directors approved the reactivation of a share repurchase plan approved and implemented in March of 2001.  Under that plan, our management was authorized to repurchase up to $2.0 million dollars of Avistar stock in the open market from time to time. Actual purchases to date have not been significant.  The re-authorization allows us to acquire shares with an aggregate purchase price of up to $100,000 dollars under the prior program, through the month of August 2004, as deemed appropriate by our management.

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

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, are effective for annual periods ending after December 15, 2003. We do not expect the adoption of EITF 03-1 to have a material impact on our financial position, results of operations or cash flows.

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

We incurred net losses of $4.3 million for the six months ended June 30, 2004, $8.6 million for the year 2003, and $7.6 million for the year 2002.  As of June 30, 2004, our accumulated deficit was $85.1 million.  Our revenue may not increase, or even remain at its current level.  In addition, our operating expenses may increase as we continue to develop our business in the future.  As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers.  If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable. We cannot predict whether or when we will become profitable.  If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.  In addition, if we fail to reach profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

General economic conditions have and may continue to impact our revenues and harm our business.

The international economic slowdown and the downturn in the investment banking industry that began in the year 2000 has negatively affected our business in 2001, 2002, 2003 and 2004, and may continue to do so in the future.  During this period, the investment banking industry suffered a sharp decline, which caused many of our existing and potential customers to cancel or delay orders for our products.  If our customers and potential customers continue to delay ordering our products, we will fall short of our revenue expectations for 2004 and beyond.  The outlook for the video communications industry is uncertain.  Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had and could in the future have a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

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

Briefings on claims construction issues and a hearing before the presiding judge (Markman hearing) took place on March 8, 2004, and the presiding judge issued her ruling on March 23, 2004. A trial date for CPI’s claims against Polycom and Polycom’s counterclaim has been set for January 10, 2005.  The prosecution of this lawsuit and the defense of the Polycom counterclaim have required and may continue to require Avistar and CPI to expend significant financial and managerial resources and therefore may have a material negative impact on Avistar and CPI.  Expenses associated with the litigation have risen as trial approaches to now comprise a significant portion of our quarterly operating expense. We anticipate this higher rate of spending to continue until final adjudication of the respective claims of the parties. The duration and ultimate outcome of this litigation are uncertain.

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

Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its usefulness and value.  Our strategy is to pursue additional and larger follow-on orders after these initial orders.  Revenue generated from follow-on orders accounted for approximately 81% and 94% of our revenue for the six months ended June 30, 2004 and 2003, respectively.  Economic conditions have contributed to decreases in our clients’ capital spending in the past, and we have experienced a decrease in the size and number of follow-on orders.  Our future financial performance depends on successful initial installations of our system and successful generation of follow-on orders as the Avistar network expands within a customer organization.  If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

Because we depend on a few customers for a majority of our revenue, the loss of one or more of them could cause a significant decrease in our revenue.

We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank AG and UBS Warburg LLC and their affiliates.  Collectively, these customers accounted for 68% of our revenue for the six months ended June 30, 2004. No other customers individually contributed great than 10% of our total revenue for the six months ended June 30,

2004.  For the six months ended June 30, 2003, Deutsche Bank AG and its affiliates accounted for 61% of our revenue. No other customer individually contributed greater than 10% of our total revenue for the six months ended June 30, 2003. These contributions reflects the acquisition by Deutsche Bank and UBS Warburg LLC of other financial services firms that were previously Avistar customers, as well as the purchase of Avistar technology by Deutsche Bank for new accounts as part of Deutsche Bank’s client connectivity program and/or joint ventures. We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue.  As of June 30, 2004, approximately 78% of our accounts receivable were concentrated with four customers, each of whom represented more than 10% of our total accounts receivable.  As of December 31, 2003, approximately 89% of our accounts receivable were concentrated with one customer.

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

We regard our system as open but proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as licensing, non-disclosure and other agreements with our consultants, suppliers, customers and employees.  However, these laws and agreements provide only limited protection of our proprietary rights. In addition, we may not have signed agreements in every case and the contractual provisions that are in place and the protection they produce may not provide us with adequate protection in all circumstances.  Although CPI holds patents and has filed patent applications covering some of the inventions embodied in our systems, our means of protecting our proprietary rights may not be adequate. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization and without our detection.  In the event that we believe a third party is infringing our intellectual property rights, an infringement claim brought by us could, regardless of the outcome, result in substantial cost to us, divert our management’s attention and resources, be time consuming to prosecute and result in unpredictable damage awards.  A third party may also develop similar technology independently, without infringing upon our patents and copyrights.  In addition, the laws of some countries in which we sell our system may not protect our software and intellectual property rights to the same extent as the laws of the United States or other countries where we hold patents.  Unauthorized copying, use or reverse engineering of our system could harm our business, financial condition or results of operations.

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

The prosecution of this lawsuit and the defense of the Polycom counterclaim have required and may continue to require Avistar and CPI to expend significant financial and managerial resources and therefore may have a material negative impact on Avistar and CPI.

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

We depend on outside contract manufacturers to produce components of our systems.  A significant portion of our compression and decompression product, or gateway product, is currently supplied by a single source, Tandberg, Inc.  In addition, we depend on various third party suppliers for the cameras, microphones, speakers and monitors that we install at desktops and in conference rooms as a part of each video communications network system.  Two of these contract manufacturers, SAE Materials Inc. and Pacific Corporation, are single source suppliers for key components of our products.  Another supplier, Equator Technologies Inc., is our only current source of a component used in our IP gateway product. Our reliance on these third parties involves a number of risks, including:

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 53% of total revenue for the six months ended June 30, 2004 and 57% for the six months ended June 30, 2003.  Some of the risks we may encounter in conducting international business activities include the following:

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

Continued listing on The NASDAQ SmallCap Market requires, among other criteria, that the minimum closing bid price of our common stock not fall below $1.00 for 30 consecutive trading days. On June 21, 2004, we received notification from The NASDAQ Stock Market that we are out of compliance with the minimum closing bid price requirement of $1.00 per share set forth in Marketplace Rule 4310(c)(4). Therefore, our common stock may be delisted from trading on The NASDAQ SmallCap Market on or about December 20, 2004 if the minimum closing bid price of our common stock does not equal or exceed $1.00 for a minimum of ten consecutive trading days.  If we fail to achieve ten consecutive trading days with a minimum closing bid price of $1.00, but demonstrate at the end of this grace period that we are in compliance with The NASDAQ SmallCap Market initial listing standards (that is, either $750,000 net income for the most recently completed fiscal year, stockholders’ equity of $5 million or market capitalization of $50 million), we may be allowed an additional 180-day grace period to meet the $1.00 minimum closing bid price requirement, or until June 18, 2005.  As of June 30, 2004, we did not meet the initial listing standards of The NASDAQ SmallCap Market.  In the event that we are unable to raise additional equity investment, we expect that may also be out of compliance with The NASDAQ SmallCap Market’s continued listing requirement that we maintain stockholders equity of at least $2.5 million, a market capitalization of at least $35 million or annual net income of at least $500,000.  If we do not satisfy the continued listing requirements prior to the expiration of applicable grace periods, we may attempt to seek review of The NASDAQ Stock Market’s decision to delist our stock, or may apply for quotation of our common stock on any other organized market on which the shares may be eligible for trading. There can be no assurance that our common stock will satisfy the requirements for continued listing on The NASDAQ SmallCap Market.

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

•                  general trends in the equities market, and/or trends in the technology sector

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 65% of our common stock as of June 30, 2004.  If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.  These actions may be taken even if they are opposed by other investors.  This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause the market price of our common stock to decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 53% of total revenue for the three months ended June 30, 2004 and 65% for the three months ended June 30, 2003.  International revenue comprised 53% of total revenue for the six months ended June 30, 2004 and 57% for the six months ended June 30, 2003. As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets.  We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments.  There has not been a material change in our exposure to interest rate and foreign currency risk since the date of our annual report on Form 10-K/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 26, 2004.

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

The following table provides information about our investment portfolio.  For investment securities, the table presents cash and cash equivalents and related weighted average interest rates by category at June 30, 2004.

	Amounts	Weighted Average Interest Rate
	(in thousands)
Description
Cash and cash equivalents:
Cash	$195	—
Market preferreds	1,000	1.34%
Other cash equivalents	4,700	1.06%
Fair Value at June 30, 2004	$5,896

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

Briefings on claims construction issues and a hearing before the presiding judge (Markman hearing) took place on March 8, 2004, and the presiding judge issued her ruling on March 23, 2004. A trial date for CPI’s claims against Polycom and Polycom’s counterclaim has been set for January 10, 2005.  The prosecution of this lawsuit and the defense of the Polycom counterclaim have required and may continue to require the Company and CPI to expend significant financial and managerial resources and therefore may have a material negative impact on the Company and CPI.  Expenses associated with the litigation have risen as trial approaches to now comprise a significant portion of our quarterly operating expense. We anticipate this higher rate of spending to continue until final adjudication of the respective claims of the parties. The duration and ultimate outcome of this litigation are uncertain.

Item 4. Submission Of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held June 2, 2004, our stockholders approved the following matters:

1.                    A proposal to elect seven (7) directors of the Company to serve for the ensuing year and until their successors are elected or until such director’s earlier resignation or removal.

Nominee	For	Against	Withheld
Gerald J. Burnett	24,448,617	—	942,302
William L. Campbell	24,450,947	—	941,302
R. Stephen Heinrichs	40,829,871	—	2,269,364
Robert P. Latta	23,475,521	—	942,302
Robert M. Metcalfe	26,629,054	—	10,300
David M. Solo	26,631,387	—	9,300
James W. Zeigon	26,629,054	—	10,300

2.                    A proposal to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004.

For	Against	Withheld
27,706,602	—	7,042

Item 5. Other Information

Continued listing on The NASDAQ SmallCap Market requires, among other criteria, that the minimum closing bid price of our common stock not fall below $1.00 for 30 consecutive trading days. On June 21, 2004, we received notification from The NASDAQ Stock Market that we are out of compliance with the minimum closing bid price requirement of $1.00 per share set forth in Marketplace Rule 4310(c)(4). Therefore, our common stock may be delisted from trading on The NASDAQ SmallCap Market on or about December 20, 2004 if the minimum closing bid price of our common stock does not equal or exceed $1.00 for a minimum of ten consecutive trading days.  If we fail to achieve ten consecutive trading days with a minimum closing bid price of $1.00, but demonstrate at the end of this grace period that we are in compliance with The NASDAQ SmallCap Market initial listing standards (that is, either $750,000 net income for the most recently completed fiscal year, stockholders’ equity of $5 million or market capitalization of $50 million), we may be allowed an additional 180-day grace period to meet the $1.00 minimum closing bid price requirement, or until June 18, 2005.  As of June 30, 2004, we did not meet the initial listing standards of The NASDAQ SmallCap Market.  In the event that we are unable to raise additional equity investment, we expect that may also be out of compliance with The NASDAQ SmallCap Market’s continued listing requirement that we maintain stockholders equity of at least $2.5 million, a market capitalization of at least $35 million or annual net income of at least $500,000.  If we do not satisfy the continued listing requirements prior to the expiration of applicable grace periods, we may attempt to seek review of The NASDAQ Stock Market’s decision to delist our stock, or may apply for quotation of our common stock on any other organized market on which the shares may be eligible for trading. There can be no assurance that our common stock will satisfy the requirements for continued listing on The NASDAQ SmallCap Market.

Item 6. Exhibits

(a)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 16th day of August 2004.

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