Form 10-Q
period 2004-09-30
AVISTAR COMMUNICATIONS CORP
filed 2004-11-09
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☐     No ☒

At September 30, 2004, 33,360,396 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

as of September 30, 2004 and December 31, 2003

(in thousands, except share and per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$4,763	$5,438
Accounts receivable, net of allowance for doubtful accounts of $33 at September 30, 2004 and $44 at December 31, 2003	591	695
Inventories, including inventory shipped to customers’ sites, not yet installed of $35 at September 30, 2004 and $41 at December 31, 2003	682	937
Prepaid expenses and other current assets	340	515
Total current assets	6,376	7,585
Property and equipment, net	288	352
Other assets	291	291
Total assets	$6,955	$8,228

Liabilities and Stockholders’ Equity:
Current liabilities:
Line of Credit	$750	$—
Accounts payable	828	941
Deferred revenue and customer deposits	1,214	671
Accrued liabilities and other	1,559	1,125
Total current liabilities	4,351	2,737
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized at September 30, 2004 and December 31, 2003; 34,542,021 and 31,390,383 shares issued at September 30, 2004 and December 31, 2003, respectively	35	31
Less: treasury common stock, 1,181,625 and 1,179,625 shares at September 30, 2004 and December 31, 2003, respectively, at cost	(53)	(51)
Additional paid-in-capital	89,999	86,278
Accumulated deficit	(87,377)	(80,767)
Total stockholders’ equity	2,604	5,491
Total liabilities and stockholders’ equity	$6,955	$8,228

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended September 30, 2004 and 2003

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 2003
	(unaudited)		(unaudited)
Revenue:
Product	$713	$837	$2,189	$2,207
Services, maintenance and support	799	1,198	2,403	2,976
Total revenue	1,512	2,035	4,592	5,183
Cost of revenue:
Product	344	390	1,000	1,091
Services, maintenance and support	526	570	1,469	1,698
Total cost of revenue	870	960	2,469	2,789
Gross margin	642	1,075	2,123	2,394
Operating Expenses:
Research and development	552	549	1,808	1,860
Sales and marketing	597	939	1,874	2,854
General and administrative	1,776	1,397	5,075	4,579
Amortization of deferred stock compensation *	—	23	—	113
Total operating expenses	2,925	2,908	8,757	9,406
Loss from operations	(2,283)	(1,833)	(6,634)	(7,102)
Other income (expense):
Interest income	12	5	41	33
Other income (expense), net	(18)	521	(17)	511
Total other income (expense), net	(6)	526	24	544
Net loss	$(2,289)	$(1,307)	$(6,610)	$(6,468)

Net loss per share - basic and diluted	$(0.07)	$(0.05)	$(0.20)	$(0.26)
Weighted average shares used in calculatingbasic and diluted net loss per share	33,335	25,371	32,358	23,345

* Amortization of deferred stock compensation excluded from the following expenses:
Cost of revenue	$—	$3	$—	$13
Research and development	—	2	—	10
Sales and marketing	—	17	—	87
General and administrative	—	1	—	3
	$—	$23	$—	$113

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2004 and 2003

(in thousands)

	Nine Months Ended
	September 30, 2004	September 30, 2003
	(unaudited)

Cash Flows from Operating Activities:
Net loss	$(6,610)	$(6,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	208	155
Stock-based compensation	—	113
Compensation on options issued to consultants	18	32
Provision for doubtful accounts	44	75
Changes in current assets and liabilities:
Accounts receivable	60	(300)
Inventories	255	293
Prepaid expenses and other current assets	175	187
Other assets	—	(29)
Accounts payable	(113)	(12)
Deferred revenue and customer deposits	543	(514)
Accrued liabilities and other	434	252
Net cash used in operating activities	(4,986)	(6,216)

Cash Flows from Investing Activities:
Sale of short-term investments	—	2,400
Purchase of property and equipment	(144)	(50)
Net cash provided by (used in) investing activities	(144)	2,350

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	3,707	77
Repurchases of common stock	(2)	—
Proceeds from draw on line of credit	750	1,500
Net cash provided by financing activities	4,455	1,577
Net increase (decrease) in cash and cash equivalents	(675)	(2,289)
Cash and cash equivalents, beginning of period	5,438	4,783
Cash and cash equivalents, end of period	$4,763	$2,494

Supplemental Cash Flow Information:
Cash paid for income taxes	$46	$—
Cash paid for interest	$—	$8

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Business, Basis of Presentation, and Risks and Uncertainties

Business

Avistar Communications Corporation (“Avistar” or the “Company”) provides the Avistar vBusiness integrated suite of video-enabled applications, including networked video communications software and hardware products and services. Avistar’s products include applications for interactive video calling, content creation and publishing, broadcast video and video-on-demand, as well as data sharing, directory services and network management. Avistar designs, develops, markets, sells, manufactures and/or assembles and installs and supports its products. Avistar’s real-time and non-real-time products are based upon its architecture and Video Operating System (AvistarVOS™) platform, which facilitates distribution over local and wide area networks using telephony, VPN, leased lines or Internet services as appropriate.  Avistar’s services include software development, consulting, implementation, training, maintenance and support.  In addition, Avistar seeks to prosecute, maintain, support and license the intellectual property developed by the Company through its wholly-owned subsidiary, Collaboration Properties, Inc., a Nevada corporation (CPI).

Basis of Presentation

The unaudited balance sheet as of September 30, 2004 presents the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (ASUK) and CPI, after elimination of all intercompany accounts and transactions.  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from those transactions denominated in currencies other than the United States dollar are included in the statements of operations.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are still in the early stages of development.  Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy.  Acceptance of the Company’s products over time is critical to the Company’s success.  The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $87.4 million as of September 30, 2004.  The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

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

In the opinion of management, the unaudited financial statements furnished in this report reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods covered and of the Company’s financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2003, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2004, as amended on March 26, 2004.

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

Cash and Cash Equivalents and Short Term Investments

The Company considers all investment instruments purchased with a remaining maturity of three months or less to be cash equivalents. The Company’s cash equivalents at September 30, 2004 and December 31, 2003 consisted of money market funds and short-term securities.  The fair value of the Company’s investments was determined based on quoted market prices at the reporting date for those instruments.  As of September 30, 2004, there was no difference between the cost and fair value of the Company’s investments.

Supplemental Cash Flow Information

During the nine months ended September 30, 2004, the Company paid approximately $46,000 in income taxes. During the nine months ended September 30, 2003, no cash was paid for income taxes. During the nine months ended September 30, 2004, no cash was paid for interest. During the nine months ended September 30, 2003, the Company paid approximately $8,000 in interest.

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s net sales. Sales to these customers as a percentage of total sales were as follows for the three and nine months ended September 30, 2004 and 2003:

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003		2004	2003
	(UNAUDITED)			(UNAUDITED)
Customer A	56%	61%		56%	61%
Customer B	21%		*	16%		*

* Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy.  Concentration of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign customers of Avistar.  As of September 30, 2004, approximately 74% of accounts receivable were concentrated with three customers, each of whom represented more than 10% of the Company’s total accounts receivable balance. As of December 31, 2003, approximately 89% of accounts receivable were concentrated with one customer. No other customers individually accounted for greater than 10% of total accounts receivable as of December 31, 2003.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
	(UNAUDITED)
Raw materials and subassemblies	$53	$83
Finished goods	594	813
Inventory shipped to customer sites, not yet installed	35	41

	$682	$937

Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of September 30, 2004 and December 31, 2003, the Company had billed approximately $88,000 and $57,000, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer.  Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

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

The price charged for maintenance and/or support is defined in the product contract, and is based on a fixed price for both hardware and software components as stipulated in the customer agreement.  Customers have the option to renew the maintenance and/or support arrangement in subsequent periods at the same rate as paid in the initial year.  Revenue from maintenance and support services is deferred and recognized pro-rata over the maintenance and/or support term, which is typically one year in length.  Payments for services made in advance of the provision of services are recorded as deferred revenue and customer deposits in the accompanying balance sheets.  Training services are offered together with and independent of the purchase of product.  The value of training services provided with the purchase of product is determined based on the price charged when such services are sold separately. Training revenue is recognized upon performance of the service.

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

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting for stock-based compensation prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, and as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — An Amendment of FASB Statement No. 123”, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and SFAS No. 148. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,289)	$(1,307)	$(6,610)	$(6,468)
Add stock – based employee compensation expense included in reported net loss, net of tax	—	23	—	113
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax.	(271)	(1,078)	(1,193)	(3,157)
Pro forma net loss	$(2,560)	$(2,362)	$(7,803)	$(9,512)

Basic and diluted loss per share
As reported	$(0.07)	$(0.05)	$(0.20)	$(0.26)
Pro forma	$(0.08)	$(0.09)	$(0.24)	$(0.38)

The fair value of options granted for the three and nine months ended September 30, 2004 and 2003 is estimated on the date of grant using the following assumptions:

	2004	2003
Expected dividend	0%	0%
Average risk-free interest rate.	3.6%	2.9%
Expected volatility	232%	187%
Expected term (in years)	4	4

Recent Accounting Pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 is effective for fiscal periods beginning after June 15, 2004.  On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired.  The Company does not expect the adoption of EITF 03-1 to have a material impact on its financial position, results of operations or cash flows.

3. Line of Credit

On February 27, 2002, the Company entered into a Loan and Security Agreement with a financial institution for a revolving line of credit.  As collateral under this Loan and Security Agreement, the Company granted a first priority interest in all of the Company’s assets, excluding intellectual property.  On December 16, 2002, Gerald Burnett, Chairman and Chief Executive Officer of the Company, provided a collateralized guarantee, assuring payment of the Company’s obligations under the agreement and as a consequence, restrictive covenants from the original Loan and Security agreement were deleted in the amendment, except for a quick ratio and loan to value covenant, allowing the Company greater access to the full amount of the facility.  On February 27, 2004, the Loan and Security Agreement was amended to change the maximum borrowings under the line to $3.5 million, subject to certain quick ratio and loan to value covenants, and to extend the term of the Loan and Security Agreement to February 27, 2005.  In connection with this amendment, Dr. Burnett’s collateralized guarantee was amended to reduce the amount of such guarantee to $3.5 million.  As of September 30, 2004, the Company has borrowed $750,000 under this line of credit, and the Company was eligible to borrow up to an additional $2.75 million under the line of credit.

4.  Related Party Transactions

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), has served as a director of the Company since February 2001.  Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997.  During the nine months ended September 30, 2004 and 2003, payments of approximately $101,000 and $175,000, respectively, were made to WSGR for legal services provided to the Company.

During the nine months ended September 30, 2003, payments for consulting fees of approximately $100,000 were made to R. Stephen Heinrichs, a former officer of the Company, who is also a member of the Board of Directors, pursuant to a Separation Agreement between Mr. Heinrichs and the Company dated April 26, 2001. During the nine months ended September 30, 2004, no payments for consulting fees were made to Mr. Heinrichs.

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

Briefings on claims construction issues and a hearing before the presiding judge (Markman hearing) took place on March 8, 2004, and the presiding judge issued her ruling on March 23, 2004. On October 1, 2004, Polycom dropped, with prejudice, the fourth and final counterclaim asserted against CPI. A trial date for CPI’s claims against Polycom has been set for January 24, 2005.  The prosecution of this lawsuit and the defense of the Polycom counterclaim have required and may continue to require the Company and

CPI to expend significant financial and managerial resources and therefore may have a material negative impact on the Company and CPI.  Expenses associated with the litigation have increased as the trial date approaches. The duration and ultimate outcome of this litigation are uncertain.

6. Net Loss Per Share

Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128, “Earnings Per Share,” for all periods presented.

In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.  The Company has excluded all outstanding stock options from the calculation of diluted net loss per share for the three and nine months ended September 30, 2004 and 2003, because all such securities are antidilutive (owing to the fact that the Company is in a net loss position).  Accordingly, diluted net loss per share approximates basic net loss per share for all periods presented.

The total number of shares excluded from the calculations of diluted net loss per share were 1,693,953 and 179,282 for the three months ended September 30, 2004 and 2003, respectively, and 1,847,830 and 297,187 for the nine months ended September 30, 2004 and 2003, respectively.

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

	Avistar	CPI	Total

Three Months Ended September 30, 2004
Revenue	$1,512	$—	$1,512
Gross margin	642	—	642
Depreciation expense	(67)	—	(67)
Total operating expenses	(1,836)	(1,089)	(2,925)
Interest income	12	—	12
Net loss	(1,200)	(1,089)	(2,289)
Total Assets	6,895	59	6,955
Three Months Ended September 30, 2003
Revenue	$2,035	$—	$2,035
Gross margin	1,075	—	1,075
Depreciation expense	(45)	(5)	(50)
Total operating expenses	(2,247)	(661)	(2,908)
Interest income	5	—	5
Net loss	(646)	(661)	(1,307)
Total Assets	5,336	42	5,378

Nine Months Ended September 30, 2004
Revenue	$4,592	$—	$4,592

	Avistar	CPI	Total

Gross margin	2,123	—	2,123
Depreciation expense	(208)	—	(208)
Total operating expenses	(5,956)	(2,801)	(8,757)
Interest income	41	—	41
Net loss	(3,809)	(2,801)	(6,610)
Nine Months Ended September 30, 2003
Revenue	$5,183	$—	$5,183
Gross margin	2,394	—	2,394
Depreciation expense	(149)	(6)	(155)
Total operating expenses	(7,546)	(1,860)	(9,406)
Interest income	33	—	33
Net loss	(4,608)	(1,860)	(6,468)

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 56% and 55% of total revenue for the three months ended September 30, 2004 and 2003, respectively.  International revenue comprised 54% and 57% of total revenue for the nine months ended September 30, 2004 and 2003, respectively.  For the three months ended September 30, 2004 and 2003, international revenues from customers in the United Kingdom accounted for 35% and 41%, respectively, of total revenue.  For the nine months ended September 30, 2004 and 2003, international revenues from customers in the United Kingdom accounted for 34% and 40%, respectively, of total revenue.  All of the Company’s sales are currently billed in United States dollars. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto included elsewhere herein, and the Audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 16, 2004, as amended on March 26, 2004.

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

We operate in two segments.  We engage in the design, development, manufacturing, sale and marketing of networked video communications products, and associated support services, and Collaboration Properties, Inc. (CPI), our wholly-owned subsidiary, engages in the prosecution, maintenance, support and licensing of the intellectual property that we have developed, some of which is used in our products. Although several separate negotiations are in process, as of September 30, 2004, CPI had not entered into any such third party licensing agreements.

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

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends and the credit quality of our customer base and the characteristics of our accounts receivable by aging category.  If the allowance for doubtful accounts was understated, our operating income could be reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of September 30, 2004, approximately 74% of our accounts receivable balance was concentrated with three customers, each of whom represented more than 10% of our total accounts receivable.  As of December 31, 2003, approximately 89% of our accounts receivable were concentrated with one customer.

Valuation of Inventories

We record a provision for obsolete or excess inventory for models or components that are no longer manufactured or are at risk of being replaced with new versions of our product. In determining the allowance for obsolete or excess inventory, we look at our forecasted demand versus quantities on hand and purchase commitments.  Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments and our reported results.  If actual market conditions are less favorable than those projected, additional inventory write-downs, provision for purchase commitments and charges against earnings may be required, which would negatively affect our operating income for such period.

Emerging Accounting Developments

On March 31, 2004, the Financial Accounting Standards Board, or FASB, issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to the FASB’s Statement No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123.  Generally, the approach in the exposure draft is similar to the approach described in SFAS 123.  However, the exposure draft would require all share-based payments to employees, including grants of employee stock options and the right to purchase shares under our employee stock purchase plan, to be recognized in our income statement based on their fair values.  There are a number of issues that are not resolved in the exposure draft, including the final methodology for calculating fair value.  The FASB expects to issue a final standard late in 2004 that would be effective for interim and annual periods beginning after June 15, 2005.  The pro forma impact of the adoption of SFAS 123 on our historical financial statements is included in the condensed notes to the condensed consolidated financial statements presented elsewhere in this Form 10-Q.  We expect to continue to grant stock-based compensation to employees. The impact of the new standard, when and if issued, may have a material adverse impact on our future results of operations.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	PERCENTAGE OF TOTAL REVENUE
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Revenue:
Product	47%	41%	48%	43%
Services, maintenance and support	53	59	52	57
Total revenue	100	100	100	100
Cost of revenue:
Product	23	19	22	21
Services, maintenance and support	35	28	32	33
Total cost of revenue	58	47	54	54
Gross margin	42	53	46	46
Operating expenses:
Research and development	37	27	39	36
Sales and marketing	39	46	41	55
General and administrative	117	69	111	88
Amortization of deferred stock compensation	—	1	—	2
Total operating expenses	193	143	191	181
Loss from operations	(151)	(90)	(145)	(135)
Other income (expense):
Interest income	1	—	1	1
Other income (expense), net	(1)	26	—	10
Total other income	—	26	1	11
Net loss	(151)%	(64)%	(144)%	(124)%

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue

Total revenue decreased by 26% to $1.5 million for the three months ended September 30, 2004 from $2.0 million for the three months ended September 30, 2003 and decreased by 11% to $4.6 million for the nine months ended September 30, 2004 from $5.2 million for the nine months ended September 30, 2003. The decrease in the three-month period ended September 30, 2004 was due primarily to a decrease in product sales and a reduction in software development revenue as a result of a software development contract milestone completed during the three months ended September 30, 2003. The decrease in the nine-month period ended September 30, 2004 was due primarily to a reduction in software development revenue as a result of software development contract milestones completed during the nine months ended September 30, 2003.

For the three months ended September 30, 2004, revenue from two customers accounted for 77% of total revenue, each of whom accounted for greater than 10% of total revenue. For the three months ended September 30, 2003, revenue from one customer accounted for 61% of total revenue. No other customers individually accounted for greater than 10% of our total revenue for the three months ended September 30, 2003. For the nine months ended September 30, 2004, revenue from two customers accounted for 72% of total revenue, each of whom accounted for greater than 10% of total revenue. For the nine months ended September 30, 2003, revenue from one customer accounted for 61% of total revenue. No other customers individually accounted for greater than 10% of our total revenue for the nine months ended September 30, 2003.  The level of sales to any customer may vary from quarter to quarter.  We expect that there will be significant customer concentration in future quarters.  The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

Cost of Revenue

The total cost of revenue declined by 9% to $0.9 million for the three months ended September 30, 2004 from $1.0 million for the three months ended September 30, 2003 and decreased by 11% to $2.5 million for the nine months ended September 30, 2004 from $2.8 million for the nine months ended September 30, 2003.  Cost of product revenue decreased by 12% to $0.3 million for the three months ended September 30, 2004 from $0.4 million for the three months ended September 30, 2003 and decreased by 8% to $1.0 million for the nine months ended September 30, 2004 from $1.1 million for the nine months ended September 30, 2003.  This decrease in cost of product revenue for the three and nine month periods ended September 30, 2004 was primarily due to the reduction in the fixed component of product costs, due in part to our reduced occupancy costs, offset by increased direct product costs. Cost of services revenue decreased by 8% to $0.5 million for the three months ended September 30, 2004 from $0.6 million for the three months ended September 30, 2003 and decreased by 13% to $1.5 million for the nine months ended September 30, 2004 from $1.7 million for the nine months ended September 30, 2003.  This decline in cost of service revenue for the three and nine month periods ended September 30, 2004 was primarily due to the reduction in software development contract costs associated with the decrease in software development revenue. In addition, the decline in cost of service revenue for the three and nine month periods ended September 30, 2004 was due to a reduction in maintenance and support costs caused by the consolidation of our support center operations into our corporate headquarters and the associated closure of two outlying facilities.

Gross Margin

Gross margin as a percentage of revenue decreased to 42% for the three months ended September 30, 2004 from 53% for the three months ended September 30, 2003 and remained level at 46% for the nine months ended September 30, 2004 and 2003. The decrease in gross margin in the three months ended September 30, 2004 was due primarily to the decrease in services gross margin. Services gross margin as a percentage of total services revenue decreased to 34% for the three-month period ended September 30, 2004 compared to 52% for the three-month period ended September 30, 2003 and decreased to 39% for the nine-month period ended September 30, 2004 compared to 43% for the nine-month period ended September 30, 2003.  The decrease in services gross margin for the three and nine month periods ended September 30, 2004 was due primarily to the decrease in services revenue, caused by the reduction in software development revenue, which resulted in less coverage of the fixed component of the cost of services revenue. Product gross margin as a percentage of total product revenue decreased slightly to 52% for the three months September 30, 2004 from 53% for the three months ended September 30, 2003 and increased to 54% for the nine months ended September 30, 2004 from 51% for the nine months ended September 30, 2003. The increase in product gross margin during the nine months ended September 30, 2004 was due to the decrease in the fixed component of the cost of product revenue.

Operating expenses

Research and development. Research and development expenses remained level at approximately $0.6 million for the three months ended September 30, 2004 and 2003 and approximately $1.8 million for the nine months ended September 30, 2004 and 2003.

Sales and marketing. Sales and marketing expenses decreased by 36% to $0.6 million for the three months ended September 30, 2004 from $0.9 million for the three months ended September 30, 2003 and decreased by 34% to $1.9 million for the nine months ended September 30, 2004 from $2.9 million for the nine months ended September 30, 2003. The decreases were due to reductions in personnel and personnel related expenses, as a result of a 25% reduction in staffing levels in sales and marketing, and a reduction in property lease costs.

General and administrative. General and administrative expenses increased by 27% to $1.8 million for the three months ended September 30, 2004 from $1.4 million for the three months ended September 30, 2003 and increased by 11% to $5.1 million for the nine months ended September 30, 2004 from $4.6 million for the nine months ended September 20, 2003. The increase was due primarily to legal fees associated with ongoing litigation with Polycom, Inc.

Amortization of deferred stock compensation. Amortization of deferred stock compensation decreased by 100% to $0 for the three months ended September 30, 2004 from $23,000 for the three months ended September 30, 2003 and decreased by 100% to $0 for the nine months ended September 30, 2004 from $113,000 for the nine months ended September 30, 2003. The decrease was due to the completion of pre-IPO option award amortization and the forfeitures of stock options by employees no longer with our company.

Other Income (Expense)

Other income (expense), net decreased by 101% to $(6,000) for the three months ended September 30, 2004 from $526,000 for the three months ended September 30, 2003 and decreased by 99% to $24,000 for the nine months ended September 30, 2004 from $544,000 for the nine months ended September 30, 2003. The decrease in the three and nine month periods was due to net insurance proceeds of $570,000 received in the three month period ending September 30, 2003.  These insurance proceeds were received in satisfaction of a business interruption claim filed for losses incurred by our New York City office following the September 11, 2001 terrorist attack on the World Trade Center.

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

We had cash and cash equivalents of $4.8 million as of September 30, 2004 compared to cash and cash equivalents of $5.4 million as of December 31, 2003.  For the nine months ended September 30, 2004 we had an overall net cash outflow of $0.7 million, resulting primarily from net cash used in operations of $5.0 million, offset by net cash proceeds from issuance of common stock of $3.7 million and net cash proceeds from the draw on our line of credit of $0.8 million.  The net cash used in operating activities of $5.0 million resulted from a net loss of $6.6 million, a decrease in accounts payable of $0.1 million, offset by an increase in deferred revenue and customer deposits of $0.5 million, an increase in accrued liabilities and other of $0.4 million, a decrease in inventories of $0.3 million and a decrease in prepaid expenses of $0.2 million. The net cash proceeds from the issuance of common stock are primarily due to the private sale of 3,000,000 shares of our common stock to Fuller & Thaler Asset Management, Inc., at a price per share of $1.20 in March 2004.

At September 30, 2004, we had open purchase orders and other contractual obligations of approximately $0.6 million, primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases. These purchase order commitments and contractual obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due.

The following table represents our future commitments under minimum annual operating lease payments as of September 30, 2004 (in thousands):

Year Ending December 31,	Amount
Fourth Quarter of 2004	$188
2005	716
2006	679
2007	300
2008	230
Thereafter	564
Total minimum lease payments	$2,677

In July 2003, we entered into a non-cancelable operating lease to remain at our current office facility in Redwood Shores, California. The new operating lease commenced on October 1, 2003 and expires on September 30, 2007. The commitments for this lease are reflected in the table above.

On February 27, 2002, we entered into a Loan and Security Agreement with a financial institution for a revolving line of credit.  As collateral under this Loan and Security Agreement, we granted a first priority security interest in all of our assets, excluding intellectual property.  On December 16, 2002, Gerald Burnett, our Chairman and Chief Executive Officer provided a collateralized guarantee, assuring payment of our obligations under the agreement and as a consequence, restrictive covenants from the original Loan and Security agreement were deleted in the amendment, except for a quick ratio and loan to value covenant, allowing us greater access to the full amount of the facility.  On February 27, 2004, the Loan and Security Agreement was amended to change the maximum borrowings under the line to $3.5 million, subject to certain quick ratio and loan to value covenants, and to extend the term of the Loan and Security Agreement to February 27, 2005.  In connection with this amendment, Dr. Burnett’s collateralized guarantee was amended to reduce the amount of such guarantee to $3.5 million.  As of September 30, 2004, we had borrowings of $750,000 under the line of credit and we were eligible to borrow up to $2.75 million.

On October 15, 2003, we completed the private sale of 4,615,385 shares of our common stock to Gerald J. Burnett and members of his family at a price per share of $1.30.  The net proceeds of this private financing, after deducting expenses of the financing, were approximately $5.7 million. Under the terms of the private placement, Dr. Burnett agreed to certain restrictions on 1,602,847 of the 3,661,539 shares purchased by him.  These restrictions required Dr. Burnett to vote such shares in the same proportion as our outstanding common stock not beneficially owned by Dr. Burnett.

On March 26, 2004, we completed the private sale of 3,000,000 shares of our common stock to funds affiliated with Fuller & Thaler Asset Management, Inc., at a price per share of $1.20.  The net proceeds of this private financing after deducting expenses of the financing were approximately $3.6 million. As a consequence of this private financing, the number of shares held by Dr. Burnett from the October 15, 2003 financing that had voting restrictions was reduced proportionally from 1,602,847 shares to 141,152 shares.

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

On July 27, 2004, we announced that our Board of Directors approved the reactivation of a share repurchase plan approved and implemented in March of 2001.  Under that plan, our management was authorized to repurchase up to $2.0 million dollars of Avistar stock in the open market from time to time. Actual purchases to date have not been significant.  The re-authorization allows us to acquire shares with an aggregate purchase price of up to $100,000 dollars under the prior program, through the month of August 2004, as deemed appropriate by our management. The amount purchased during this period was not significant.

Recent Accounting Pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 is effective for fiscal periods beginning after June 15, 2004.  On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired.  We do not expect the adoption of EITF 03-1 to have a material impact on our financial position, results of operations or cash flows.

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

We incurred net losses of $6.6 million for the nine months ended September 30, 2004, $8.6 million for the year 2003, and $7.6 million for the year 2002.  As of September 30, 2004, our accumulated deficit was $87.4 million.  Our revenue may not increase, or even remain at its current level.  In addition, our operating expenses may increase as we continue to develop our business in the future.  As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers.  If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable. If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.  In addition, if we fail to reach profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

General economic conditions have and may continue to impact our revenues and harm our business.

The international economic slowdown and the downturn in the investment banking industry that began in the year 2000 has negatively affected our business since that time, and may continue to do so in the future.  During this period, the investment banking industry suffered a sharp decline, which caused many of our existing and potential customers to cancel or delay orders for our products.  If our customers and potential customers continue to delay ordering our products, we will fall short of our revenue expectations for 2004 and beyond.  The outlook for the video communications industry is uncertain.  Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had and could in the future have a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

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

Briefings on claims construction issues and a hearing before the presiding judge (Markman hearing) took place on March 8, 2004, and the presiding judge issued her ruling on March 23, 2004. On October 1, 2004, Polycom dropped, with prejudice, its fourth and final counterclaim asserted against CPI. A trial date for CPI’s claims against Polycom has been set for January 24, 2005.  The prosecution of this lawsuit and the defense of the Polycom counterclaim have required and may continue to require Avistar and CPI to expend significant financial and managerial resources and therefore may have a material negative impact on Avistar and CPI.  Expenses associated with the litigation have increased as the trial date approaches. The duration and ultimate outcome of this litigation are uncertain.

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

Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its usefulness and value.  Our strategy is to pursue additional and larger follow-on orders after these initial orders.  Revenue generated from follow-on orders accounted for approximately 87% and 94% of our revenue for the nine months ended September 30, 2004 and 2003, respectively.  Economic conditions have contributed to decreases in our clients’ capital spending in the past, and we have experienced a decrease in the size and number of follow-on orders.  Our future financial performance depends on successful initial installations of our system and successful generation of follow-on orders as the Avistar network expands within a customer organization.  If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

Because we depend on a few customers for a majority of our revenue, the loss of one or more of them could cause a significant decrease in our revenue.

We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank AG and UBS Warburg LLC and their affiliates.  Collectively, these customers accounted for 72% of our revenue for the nine months ended September 30, 2004. No other customers individually contributed great than 10% of our total revenue for the nine months ended September 30, 2004.  For the nine months ended September 30, 2003, Deutsche Bank AG and its affiliates accounted for 61% of our revenue. No other customer individually contributed greater than 10% of our total revenue for the nine months ended September 30, 2003. These contributions reflects the acquisition by Deutsche Bank and UBS Warburg LLC of other financial services firms that were previously Avistar customers. We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue.  As of September 30, 2004, approximately 74% of our accounts receivable were concentrated with three customers, each of whom represented more than 10% of our total accounts receivable.  As of December 31, 2003, approximately 89% of our accounts receivable were concentrated with one customer.

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

Currently, our competition comes from many other kinds of companies, including communication equipment, integrated solution, broadcast video and stand-alone point solution providers. Within the video-enabled network communications market, we compete primarily against Polycom, Tandberg Inc. and VCON Telecommunications Ltd. We believe we may face increasing competition in the future from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Inc., Hewlett-Packard Company, Microsoft Corporation, RealNetworks, Inc. and WebEx Communications, Inc., that enable web-based or network-based video communications with low-cost digital camera systems. The market in which we operate is highly competitive.  In addition, because our industry is relatively new and one which is characterized by rapid technological change, evolving user needs, developing industry standards and protocols and the introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market.

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

A third party could claim that our technology infringes upon its proprietary rights.  As the number of software systems in our target market increases and the functionality of these systems overlap, we believe that the number of infringement suits filed by software developers may increase.  At a hearing held on March 7, 2003, the judge in the existing lawsuit in which CPI is claiming that Polycom infringes four CPI patents granted Polycom’s motion to amend its counterclaims to include claims of alleged infringements by Avistar Communications of four PictureTel patents that Polycom has told us it has had assigned to it.  Three of the four counterclaims for patent infringement related to equipment provided to Avistar by a third-party. These three counterclaims involving the third party were dropped on June 23, 2003, subsequent to an agreement between Polycom and the third party. The fourth and final counterclaim asserted against CPI was dropped, with prejudice, on October 1, 2004. Even though all of Polycom’s counterclaims have been dropped, the prosecution of this lawsuit and the defense of the Polycom counterclaim have required and may continue to require Avistar and CPI to expend significant financial and managerial resources and therefore may have a material negative impact on Avistar and CPI.

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

We depend on outside contract manufacturers to produce components of our systems.  A portion of our compression and decompression (gateway) product is currently supplied by a single source, Tandberg, Inc.  In addition, we depend on various third party suppliers for the cameras, microphones, speakers and monitors that we install at desktops and in conference rooms as a part of each video communications network system.  One supplier, Pacific Corporation, is a single source supplier for a key component of our product.  Another supplier, Equator Technologies Inc., is our only current source of a component used in our IP gateway product. Our reliance on these third parties involves a number of risks, including:

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

To increase our revenue, we must increase the size of our direct sales force and add indirect distribution channels, such as systems integrators, product partners and/or value-added resellers, and/or effect sales through our customers.  If we are unable to maintain or increase our direct sales force or add indirect distribution channels due to our own cost constraints, limited availability of qualified personnel or other reasons, our future revenue growth may be limited and our future operating results may suffer.  We cannot assure you that we will be successful in attracting, integrating, motivating and retaining sales personnel.  Furthermore, it can take several months before a new hire becomes a productive member of our sales force.  The loss of existing salespeople, or the failure of new salespeople and/or indirect sales partners to develop the necessary skills in a timely manner, could reduce our revenue growth.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 54% of total revenue for the nine months ended September 30, 2004 and 57% for the nine months ended September 30, 2003.  Some of the risks we may encounter in conducting international business activities include the following:

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

For continued listing of our common stock on The NASDAQ SmallCap Market, we are required to, among other things (i) maintain stockholders’ equity of at least $2.5 million, and (ii) maintain a minimum closing bid price of our common stock of at least $1.00.  As of September 30, 2004, we had stockholders’ equity of $2.6 million and the closing bid price of our common stock on November 8, 2004 was $1.09.  If our stockholders’ equity declines below $2.5 million or the closing bid price of our common stock is below $1.00 for 30 or more consecutive trading days, our common stock could be subject to delisting from trading on The NASDAQ SmallCap Market.  In the event of a violation of the $1.00 bid price continued listing requirement, we may be afforded up to two years in order to regain compliance.  The availability of any such “grace period” extensions would be subject to our meeting the other continued listing criteria delineated in NASDAQ’s Marketplace Rules, as updated from time to time.  There can be no assurance that we will continue to meet all requirements for continued listing on The NASDAQ SmallCap Market, including the minimum bid price requirement, the requirement for a minimum stockholder’s equity of $2.5 million or the other continued listing standards of such market.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 66% of our common stock as of September 30, 2004.  If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.  These actions may be taken even if they are opposed by other investors.  This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause the market price of our common stock to decline.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our ability to attract and retain employees.

On March 31, 2004, the Financial Accounting Standards Board, or FASB, issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to the FASB’s Statement No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123.  Generally, the approach in the exposure draft is similar to the approach described in SFAS 123.  However, the exposure draft would require all share-based payments to employees, including grants of employee stock options and the right to purchase shares under our employee stock purchase plan, to be recognized in our income statement based on their fair values.  There are a number of issues that are not resolved in the exposure draft, including the final methodology for calculating fair value.  The FASB expects to issue a final standard late in 2004 that would be effective for interim and annual periods beginning after June 15, 2005.  The pro forma impact of the adoption of SFAS 123 on our historical financial statements is included in the condensed notes to the condensed consolidated financial statements presented elsewhere in this Form 10-Q.  We expect to continue to grant stock-based compensation to employees. The impact of the new standard, when and if issued, may have a material adverse impact on our future results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 56% of total revenue for the three months ended September 30, 2004 and 55% for the three months ended September 30, 2003.  International revenue comprised 54% of total revenue for the nine months ended September 30, 2004 and 57% for the nine months ended September 30, 2003. As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets.  We do not use derivative financi al instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments.  There has not been a material change in our exposure to interest rate and foreign currency risk since the date of our annual report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 16, 2004, as amended on March 26, 2004.

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

The following table provides information about our investment portfolio.  For investment securities, the table presents cash and cash equivalents and related weighted average interest rates by category at September 30, 2004.

	Amounts	Weighted Average Interest Rate
	(in thousands)
Description
Cash and cash equivalents:
Cash	$1,620	—
Market preferreds	1,000	1.20%
Other cash equivalents	2,143	1.69%
Fair Value at September 30, 2004	$4,763

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

Briefings on claims construction issues and a hearing before the presiding judge (Markman hearing) took place on March 8, 2004, and the presiding judge issued her ruling on March 23, 2004. On October 1, 2004, Polycom dropped, with prejudice, the fourth and final counterclaim asserted against CPI. A trial date for CPI’s claims against Polycom has been set for January 24, 2005.  The prosecution of this lawsuit and the defense of the Polycom counterclaim have required and may continue to require the Company and CPI to expend significant financial and managerial resources and therefore may have a material negative impact on the Company and CPI.  Expenses associated with the litigation have increased as the trial date approaches. The duration and ultimate outcome of this litigation are uncertain.

Item 5. Other Information

For continued listing of our common stock on The NASDAQ SmallCap Market, we are required to, among other things (i) maintain stockholders’ equity of at least $2.5 million, and (ii) maintain a minimum closing bid price of our common stock of at least $1.00.  As of September 30, 2004, we had stockholders’ equity of $2.6 million and the closing bid price of our common stock on November 8, 2004 was $1.09.  If our stockholders’ equity declines below $2.5 million or the closing bid price of our common stock is below $1.00 for 30 or more consecutive trading days, our common stock could be subject to delisting from trading on The NASDAQ SmallCap Market.  In the event of a violation of the $1.00 bid price continued listing requirement, we may be afforded up to two years in order to regain compliance.  The availability of any such “grace period” extensions would be subject to our meeting the other continued listing criteria delineated in NASDAQ’s Marketplace Rules, as updated from time to time.  There can be no assurance that we will continue to meet all requirements for continued listing on The NASDAQ SmallCap Market, including the minimum bid price requirement, the requirement for a minimum stockholder’s equity of $2.5 million or the other continued listing standards of such market.

Item 6. Exhibits

(a)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 9th day of November 2004.

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