Form 10-K
period 2004-12-31
AVISTAR COMMUNICATIONS CORP
filed 2005-03-28
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                        .

Commission File Number: 000-31121

AVISTAR COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	88-0463156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
555 Twin Dolphin Drive, Suite 360 Redwood Shores, California	94065
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 610-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2004 was $7,592,893. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2004, the registrant had outstanding 33,360,709 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference into Part III of this Annual Report on Form 10-K specific portions of its Proxy Statement for its 2005 Annual Meeting of Stockholders.

AVISTAR COMMUNICATIONS CORPORATION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2004

Forward Looking Statements

This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such forward looking statements involve risks and uncertainties. When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “intends” and “estimates” and similar expressions are intended to identify forward looking statements. These forward-looking statements include predictions regarding our future revenues and profits, gross margin, customer concentration, customer buying patterns, research and development expenses, sales and marketing expenses, general and administrative expenses ,income tax provision and effective tax rate, realization of deferred tax assets, liquidity and sufficiency of existing cash, cash equivalents, and investments for near-term requirements, sufficiency of leased facilities, purchase commitments, product development and transitions, expansion and licensing of our patent portfolio, competition and competing technology, and financial condition and results of operations as a result of recent accounting pronouncements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Operating Results” or incorporated by reference herein. Avistar Communications Corporation (the “Company,” “we,” or “us”) undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Annual Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

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

Our principal executive offices are located at 555 Twin Dolphin Drive, Suite 360, Redwood Shores, California, 94065. Our telephone number is (650) 610-2900. Our trademarks include Avistar and the Avistar logo, AvistarVOS, Shareboard, vBrief and The Enterprise Video Company. This Annual Report on Form 10-K also includes our and other organizations’ product names, trade names and trademarks. Our corporate website is www.avistar.com.

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website when such reports are available on the U.S. Securities and Exchange Commission (SEC) website (see “Company—Investor Relations—SEC Information”). The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing.

Overview

We develop, market and support an integrated suite of vBusiness—video-enabled eBusiness—applications, all powered by the AvistarVOS™ software. From the desktop, we deliver TV-quality interactive video calling, content creation and publishing, broadcast origination and distribution, video-on-demand, and integrated data sharing. The Avistar video and data collaboration applications are all managed by the AvistarVOS video operating system. By integrating video tightly into the way they work, our customers can use our system to save costs and improve productivity and communications within the enterprise and between enterprises to enhance relationships with customers, suppliers and partners. Using AvistarVOS software and leveraging video, telephony and Internet networking standards, Avistar applications are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system directly to enterprises in selected strategic vertical markets, and have focused initially on the financial services industry. Our objective is to establish our technology as the standard for networked video through direct sales, indirect channel sales/partnerships and the licensing of our technology to others.

We operate in two segments. Avistar Communications Corporation engages in the design, development, manufacture, sale and marketing of networked video communications products and associated support services. Collaboration Properties, Inc., or CPI, our wholly owned subsidiary, engages in the prosecution, maintenance, support and licensing of the intellectual property that we have developed, some of which is used in our products.

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent application and issuance. As of December 31, 2004, we hold 66 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace.

Industry Background

Globalization, supported by the near ubiquity of communications networks such as the Internet, has allowed companies to lower costs, reach new markets, change business processes (e.g., eBusiness) and distribute and outsource operations. It also has meant increased competition, a faster business pace and less differentiation. These factors, coupled with the difficulty and cost of travel, are causing businesses to look for new tools that will help them increase productivity, take advantage of revenue opportunities and differentiate themselves. Enterprises of all sizes stand to benefit from new and advanced communication and collaboration tools that enable their employees, partners, suppliers and customers to collaborate more effectively and form tighter relationships within and across buildings and over disparate geographies and time zones, recognizing that speed in decision-making and trust-based relationships are becoming even more critical in today’s increasingly complex business environment.

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

As technology advances and becomes more affordable and modes of communication expand, enterprises are seeking widely deployable and cost effective technology to replicate, at the desktop, the integration of audio and visual communication and document or project collaboration that occurs in a face-to-face meeting. Individuals generally prefer face-to-face encounters to less personal forms of communication because they can see one another and benefit from the non-verbal cues that speed communication and deepen understanding. This is particularly true for more complex interactions such as negotiations, sales, product development, project management and decision making across geography/functions. However, in today’s globalized, fast-paced business environment, face-to-face interactions are often forgone due to the difficulty and time required for travel and the need to act quickly. These time and distance challenges become increasingly difficult to deal with as the number of potential participants increases. Beyond traditional teleconferencing and data sharing communications, attempts to conduct virtual meetings as an alternative to face-to-face meetings have generally been limited to conference room-based video conferencing and web-based data teleconferences. Most individuals do not have immediate access to these video technologies, and the reservation and set-up time make them unlikely to be used on a spontaneous basis.

Limitations of Current Means of Collaboration

To address the growing need for collaboration across distance and time, organizations have resorted to using a patchwork of discrete technologies, including video conferencing and teleconferencing, fax, email, Internet audio and video delivery and data sharing applications. Many of these technologies have been widely adopted, and collectively indicate the need for collaboration tools including networked video. However, these discrete technologies are not good substitutes by themselves for face-to-face meetings and presentations because they do not provide an integrated communications solution that fosters team interaction and delivers critical, time-sensitive information quickly and reliably. By providing face-to-face collaboration in an integrated communications solution, video can speed problem resolution and motivate action, trust and understanding. Additionally, users want to leverage knowledge and expertise by being able to create and publish video content from their desktops either spontaneously, as with email or voicemail, or in a more formal manner for broader distribution through the Internet or corporate data network.

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

Applications and functionality

•        support the applications people use, in the way they use them, to deliver real-time and non real-time personal collaboration and data communication

•        do so in an intuitive, “easy” manner in order to foster expanding usage

Quality

•        approximate the video and audio quality of television for natural and easy interaction

•        make interactions as realistic as possible by minimizing visual artifacts when transmitting and receiving video calls such as latency, jitter, freeze-frame, stutter and small frame size

•        seamlessly integrate all forms of audio, video and data communication including interactive video calling, content creation and publishing, broadcast video and video-on-demand retrieval

Scalability

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

•        operate and scale cost effectively

•        utilize standard, low cost and widely available hardware components

•        be cost-effective compared to other pervasive forms of enterprise communication such as email

•        deliver cost savings through innovations in support, network and resource management

We believe high quality networked video communication allows businesses to improve collaboration and thereby offers them the opportunity to increase productivity, enhance customer service and revenue generation, and facilitate business-to-business interactions that reduce costs, all on an accelerated basis. We also believe that, just as every organization now relies on a telephone network and most businesses increasingly rely on the Internet, a market is emerging in which businesses and other organizations will choose to rely on fully integrated video, audio and data collaboration, regardless of networks, to make their business applications more effective.

The Avistar Solution

Avistar’s goal is to video-enable enterprises—a concept we term vBusiness—by delivering a suite of video applications which support users where and how they work. It is through a tight coupling of various forms of video into daily work processes that we believe the benefits described above can be realized. To fulfill this, we deliver a video collaboration platform enabled by a unique architecture and powerful software—the AvistarVOS video operating system. This software provides a comprehensive, integrated suite of video applications that include on-demand access to interactive video calling and conferencing, content creation and publishing, broadcast origination and video distribution, and video-on-demand, as well as data sharing, presence-based directory services and network management. These applications support users within and amongst enterprises and over data networks, telephony networks and the Internet. Our system architecture is open and flexible in order to embrace continued technological innovation and standardization. It is designed to use existing and emerging communication and video standards such as session initiation protocol, or SIP. It also provides customers choice and flexibility in network topologies to best deliver high-quality video applications to desktops across the enterprise.

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

Video content creation and publishing.   With our solution, users can create and publish video content from their desktops by recording themselves, recording a multi-point conference or adding commentary to a broadcast and recording the entire session. Recorded content can be played back on demand and can be published in various forms inside and outside the enterprise. This includes video emails, called vBriefs, which allow users to easily create video messages which recipients, with common mail clients and browsers, can watch. This helps differentiate and highly personalize the sender’s email. As an example, research analysts can record introductory commentary and distribute their research reports in a way that cuts through the email clutter of their audiences’ inbox. Similarly, video can be simply and quickly be published to web sites from a user’s desk.

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

Video-on-demand.   Users anywhere on the Avistar network can easily retrieve stored videos. For example, a corporation uses our system to record its sales training seminars. Salespeople who are unable to attend these face-to-face presentations are now able to watch the seminars by retrieving and playing the stored videos on their desktops when it is convenient for them. Another customer uses our system to record and broadcast their daily morning meetings so colleagues in other time zones around the world can be updated on the issues of the day when they report to work. The ability to both archive and retrieve stored content can facilitate the establishment of a visual “institutional memory” and support training efforts.

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

Our system has the following key features necessary to make integrated video collaboration effective:

Easy to use interface.   Our applications bring the rich interaction of a face-to-face meeting and the quality and ease of use of the telephone to our systems through:

•        Click-to-connect simplicity. To initiate calls or add another user to a session already underway, a user simply clicks on either a “direct connect” button or a name in the directory. Standard telephone-like features such as hold, hang-up, forward, leave message or begin another call are all completed with the click of a mouse, or keyboard shortcuts. Additionally, anyone on an Avistar network can initiate a video call to the desktop of colleagues, customers, suppliers and others on other Avistar networks. If the person being called is logged-in but unavailable, users can leave a personalized call back message that allows the person to automatically return the video call without having to look up the address. A portion of this functionality is protected under certain patents held by CPI.

•        “Find Me, Follow Me.” Avistar video calling is built on directories and presence-based features referred to as “Find Me, Follow Me.” Using this feature, our system is able to determine the presence and location of any user on an Avistar network at any time. To call any user in the Avistar network, it is not necessary to know their number or current location. As long as the Avistar user is logged into his or her Avistar application, the Find Me, Follow Me application automatically registers where that user is logged in, regardless of site or geography, and routes all calls to the user’s location. Using this Find Me, Follow Me technology, Avistar’s system makes video calling a one-click process and enables what we call “Video Instant Messaging.” A portion of this functionality is protected under certain patents held by CPI.

•        Comprehensive directory. The Avistar network directory is a comprehensive list of Avistar numbers that can be called with a click. All users currently logged into an enterprise’s Avistar network will be shown, providing immediate ‘presence’ information as to availability. The global directory can be tailored to include only a subset of a more specific business’ community of users. In addition, a private directory feature allows users to create their own directory and reach frequently called parties with a one-click “direct connect” tool. Both global and private directories can also include other non-Avistar sites that use standards-based video conferencing systems. Through the Avistar Community Exchange and AvistarVOS Proxy products, presence information can be shared across participating organizations. The result is one-click, presence-based calling which helps form a community of users. A portion of this functionality is protected under certain patents held by CPI.

•        Consistency across locations. The Avistar user interface is consistent across desktops and conference rooms. Thus, a user who is familiar with the functionality at the desktop requires no additional training or set up to utilize an Avistar system in a conference room setting. This allows conference room systems to be “self-service,” thereby avoiding the support logistics and expense of traditional room-based systems.

Seamless integration of system applications.   All of our applications are seamlessly integrated with one user interface. As a user adds an additional video source during an ongoing video call—such as an additional live participant, a one-way broadcast or a stored video clip—there is virtually no delay in launching another application or downloading data. In addition, each application is synchronized with the others so that all participants in a video call see and hear the same content simultaneously. Thus, recorded or broadcast video can be added to a live session and shown to all participants. The entire session can also be recorded. Our system enables common network and application management, so the same directory can be used for two-way calls, one-way broadcasts and data sharing in the same session. Usage can be determined with our integrated call-reporting tool that provides summary data for analysis and cost justification. A portion of this functionality is protected under certain patents held by CPI.

Network management.   Our network architecture provides system administrators with the ability to flexibly and proactively manage each of the various components of the network. Within our system, the most costly and complex equipment and software applications are shared as networked resources. This arrangement allows for redundancy and dynamic allocation of these resources to users who need them, and ensures that users experience the best video quality possible at the highest reliability and lowest cost of use. Servers and switches can be maintained, installed and repaired centrally, and many network support functions can be performed remotely over the data network, thereby limiting the disruption of service to an individual user. Similarly, additional desktops and meeting rooms can be easily and inexpensively added to the Avistar network, with those new users concurrently added to the Avistar directory. Additionally, our software makes call routing decisions to minimize communications costs. A portion of this functionality is protected under certain patents held by CPI.

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

•        Enhanced customer and partner relationships. Our system helps companies to be more responsive to and develop stronger business relationships with their customers, partners and suppliers. An Avistar call is generally as easy and reliable as a telephone call, while being more personal. One of our customers provides Avistar networks to their clients and business partners, including offshore outsource partners, in order to facilitate interactions and improve relationships.

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

•        Better communication to face new business challenges such as globalization and distributed locations. Within global corporations, professionals collaborate daily with customers, partners and associates who are often located in different offices and/or different time zones. This has increasingly become the case as firms, due to economic and security concerns, have restricted travel, begun decentralizing their personnel across a more distributed set of locations, taking advantage of lower costs of real estate, and shifted more operations to outsourcing providers. In this context, critical information must be delivered on a timely basis and without confusion as smoothly as if colleagues were working together in person. By offering a combination of conference room and desktop systems, Avistar’s video product suite enables companies that are reducing travel and/or distributing their operations to easily and quickly connect small, remote offices to the central organization, and still benefit from face-to-face interaction. Based on our experience in helping existing customers choose their optimal configurations, we are able to advise new customers on the setups or configurations that will be most effective for a large central office, a small branch office, an outsourcing provider, or other remote locations.

System Architecture and Technology

Our networked video system is based on our sixth major release of our open architecture, which enables users to communicate visually using various networking protocols and transport media, including IP networks and the Internet. We developed our architecture to address the necessary elements of a complete video-enabled collaboration solution.

We believe that the following technical factors will transform and consolidate the existing video collaboration applications marketplace, creating a strong need for a software platform that will support this consolidation and evolution:

•        improved compression technologies;

•        widespread proliferation of broadband infrastructure and virtual private networks, or VPNs (with enhanced tools to optimize bandwidth for video transmission (QOS; quality of service));

•        developing availability of converged audio, video and data networks;

•        improved computer processing speeds; and

•        adoption of critical digital video and multimedia standards.

Our software platform supports this consolidation and evolution by integrating industry standards for audio, video and data transport, but separating them from application functionality and system management. This allows the video operating system to manage the interoperation and transcoding of various standards to seamlessly integrate video, audio and data into complex applications, and not be limited by the functionality built into one particular, application-specific standard. It also allows the system to accommodate new and evolving standards with minimal disruption. Current industry and widely accepted proprietary standards supported include H.320, H.323, SIP, NTSC, PAL, MPEG, Microsoft Windows Media Video and Real Networks RealMedia.

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

Our system uses TCP/IP, the standard Internet protocol, for initiating video calls, scheduling and starting broadcast presentations, and managing the creation and access of stored video materials. In addition, we use TCP/IP for overall systems and network management throughout our software platform. This approach allows us to deliver connectivity throughout an enterprise and allows us to leverage existing Internet infrastructure. For delivery of live high-quality video streams in the local area network, we offer a choice of IP or traditional circuit switched technologies, including the ability to mix and match network types. Thus, with Avistar customers can successfully deploy desktop video across the enterprise, even if portions of their network, in older buildings for example, aren’t capable of support real-time video on their data networks. We use our gateways to translate between the various network technologies used in our system. These gateways are managed and controlled by our systems software with TCP/IP-based protocols.

Each Avistar endpoint functions as a node on the network, like personal computers, printers or file servers on a local area network. Just as color printers and file servers are often shared network resources on the local area network, the more costly equipment in an Avistar system, such as servers, media servers, switches, and gateways, are centralized and made available to multiple users. Network nodes and resources, like those of a data network, are managed through centralized, Internet protocol-based applications and administration tools, such as web-based reports of video call activity.

Because of the tight integration of various video network components, namely, IP or circuit-switched endpoints, the Avistar Switch, Media Server, Conference Center, Broadcast Podium and gateways, all controlled by the AvistarVOS software, our architecture has the following key features:

•        Video network choice: Many IP data networks are not capable of reliably supporting real-time video traffic at scale. Avistar provides a choice of using data networks for video traffic in some locations and, through the use of Avistar video switches, circuit-switched networks in others. These networks are fully integrated and interoperable, thus ensuring that our system can scale to support large numbers of users.

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

•        Transport standard independence: Our system selects the appropriate transport standards for transmitting information over the network to help deliver the highest quality video possible and full duplex audio in the most efficient manner. For example, the AvistarVOS software automatically exchanges information among servers and switches to determine the best network route for video calls. For the transport of video over a local area network, our system uses either data networks with our IP Endpoints or existing spare Ethernet wires to deliver standards-compliant television quality signals with our circuit-switched endpoints. This allows customers to choose the transport type to best fit their network capabilities in the local area. In a wide area network, we use industry video compression standards across the public telephony network or a customer’s private IP networks or VPN’s. For the transmission of recorded content on corporate data networks or via the Internet, our system uses standard digital storage formats and transport technologies.

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

•        Evolves with digital technology: Our AvistarVOS software is designed to facilitate utilization of all-digital, local area networks, including Internet protocol video transmission, where sufficient bandwidth and quality of service (QOS) are available. This all-digital system also maintains compatibility with our existing circuit-switched video networks. The AvistarVOS software allows evolution of the transport of audio and video based on the customer’s local area data network capabilities. A simple and inexpensive swap of endpoint hardware allows customers to migrate to all IP networks while preserving the same user interface system functionality.

System Products and Applications

Our system-level products and applications consist of shared resources and a network of desktop and conference room endpoints which connect to each other and these shared resources.

Shared Resources

Like the architecture of most data networks, our system is designed to maximize the use of shared resources on the network. This configuration results in a desktop that is not burdened with processor intensive software and hardware. Each user can access higher quality software, gateways, multi-point conference centers, media servers and video broadcasts with lower per user acquisition and management costs than is possible with non-networked video solutions. These devices are expected to move to software-only resources over time. These shared resources consist of the following products and applications:

Infrastructure, Server and Software Products

•        AvistarVOS Server. All systems require AvistarVOS Server software. It enables the seamless integration of video applications and comprehensive network management and administration. The AvistarVOS software supports a highly-distributed topology and multiple instances may be deployed. Digital IP endpoints require network access to servers running AvistarVOS software configured for IP endpoints. Servers in the Avistar Switch also run instances of AvistarVOS Server software as noted below.

•        Avistar Switch. Each Avistar switch includes server software (the AvistarVOS Server) that provides application services and network management. The Switch hosts shared video services and infrastructure such as Avistar conference centers, media servers, gateways, television broadcasts, VCR’s and other video services which are accessed by both types of endpoints. It also serves as the video switch for our local area circuit-switched network, connecting video calls placed among Avistar desktop and conference room users. Each switch supports up to 120 circuit-switched desktop users and/or conference rooms and switches can be networked together in a building or campus to scale to many hundreds or even thousands of users. With IP endpoint deployments, a switch is required only for video services beyond point-to-point calling and may be located anywhere with appropriate network access.

•        Avistar Gateways. Gateways provide connectivity to the wide area network for circuit-switched endpoints, interoperability with third-party video systems that are H.320 or H.323 compliant, interoperability between IP endpoints and circuit-switched endpoints, and access to shared video services for IP endpoints. The gateways support various protocol standards, using public telephony, TCP/IP networks or customer’s private networks.

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

•        Avistar Directory Software. Our directories allow a user to place a video call by simply clicking on a name in the user’s directory of local and remote Avistar users. If the other party is logged-on, our system will route the call to the correct location over the local area network or the wide area as appropriate. The user can look up addresses in private and global address books, utilize browser style type-in boxes, and access speed-dial direct connect buttons. This server-based directory integrates with LDAP directories, simplifies administration and allows users to get started quickly without having to manually enter many video phone numbers into their desktop directory.

•        Avistar Community Exchange and AvistarVOS Proxy. These products provide secure, cross-enterprise communications between independent Avistar systems. This provides directory and presence information and system resource reservation for easy and fast connections between firms. These products facilitate the building of communities of video-enabled users.

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

•        Avistar Call Reporting System. With our web-based call reporting system, our customers can track local and wide area network calls logged by our servers. Reports show call details, device usage and calls by user, all viewable from any Web browser. Reports can be customized and stored for future or specialized analysis.

Desktop and Conference Room Endpoint Products

Client PC’s run the AvistarVOS Client software applications including Avistar Conference, the primary user interface to server-based video applications. Endpoints access video services managed by the AvistarVOS Server software through the AvistarVOS Client software and Client Access Licenses. Endpoints are either IP (digital) or circuit-switched (analog).

Desktop Endpoints.   The standard Avistar two-way desktop system consists of the following hardware components:

•        A high quality camera with built-in directional microphone;

•        A video codec (with IP endpoints) or video network interface unit (with circuit-switched endpoints) with ports for camera, microphone, speakers, auxiliary video and audio, headset, built in echo-cancellation circuitry and full duplex audio, without requiring a headset; and

•        IP endpoints display video either directly on a computer display or external monitor. Circuit-switched endpoints include a video overlay card that allows video to be viewed from a computer or an external monitor.

Avistar Room Systems.   We deliver complete video systems for a wide range of room sizes and layouts. We believe that one key advantage of our system is that the interface used in a conference room system is consistent with the interface used on individual desktops, allowing for all forms of video-enabled communications: interactive video calling, content creation and publishing, broadcasting and video-on-demand. Therefore, desktop users are familiar with the controls used in Avistar room systems and do not need additional training to operate the room system, nor do they need an additional technician to set-up and connect conference room calls (as is common with traditional room systems). In addition, since rooms are simple additional nodes on the network, they can be less expensive than self-contained traditional room systems.

Video Turrets.   Through a partnership with a top voice trading platform (turret) providers, Avistar provides traders with an integrated voice and video turret system. The video turret combines call-control functionality and turret audio with video. This enhances the functionality of the turret while tying audio-only participants on phones and turrets into video calls and broadcasts.

Customers

As of December 31, 2004, we have licensed and recognized revenue with respect to over 10,000 end-users at approximately 473 customer sites in 150 cities and 43 countries. Because many of our customers operate on a decentralized basis, decisions to purchase our systems are often made independently by individual business units. As such, a single company may represent several separate accounts and multiple customer sites may relate to the same company.

For the year ended December 31, 2004, Deutsche Bank AG and its affiliates accounted for 50% of our total revenue and UBS Warburg LLC and its affiliates accounted for 15% of our total revenue. For the year ended December 31, 2003, Deutsche Bank AG and its affiliates represented 62% of our total revenue. For the year ended December 31, 2002, Deutsche Bank AG and JP Morgan Chase & Company and their affiliates each represented greater than ten percent of our total revenue for a combined total of 66% percent of our total revenue. The level of sales to any customer may vary from quarter to quarter, and we expect that significant customer concentration will continue for the foreseeable future. The loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could have a material adverse impact on our financial condition or results of operations.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia comprised 48%, 58% and 49% of total revenue for 2004, 2003 and 2002, respectively. For 2004, 2003 and 2002, revenues to customers in the United Kingdom accounted for 28%, 40% and 26%, respectively, of total revenue.

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

Financial information regarding these segments is provided in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K. Financial information relating to revenues, income and total assets for the three years ended December 31, 2004, can be found in Item 6 “Selected Financial Data” and also in our Consolidated Financial Statements attached hereto.

Sales and Marketing

Sales.   We have a direct sales force in the United States and Europe consisting of sales managers located in New York, New York and London, England. Sales managers have direct responsibility for selling and account management, system utilization and expansion at existing customer sites.

Marketing.   Our marketing efforts are directed towards select vertical markets, with a current emphasis on financial services. We have identified specific collaboration needs for enterprises in each of these vertical markets. We then help our customers understand how our system can satisfy these needs, thereby increasing the number of users. We emphasize initiatives to develop market awareness of our system and services as well as increased usage of our installed systems. We also use marketing programs to build recognition of our corporate brand, foster partnerships and promote our technology in regards to licensing opportunities.

Installation, Maintenance, Training and Support Services

We provide a wide variety of services for installation, design and adoption of our video communications products, including workflow analysis to identify patterns of collaboration between workgroups to determine the best configuration of networked resources for the enterprise. We generally install our systems for new customers. In an increasing number of cases, our customer’s information technology group or services partner install follow-on orders. In the future, we expect our customers or their services partners will increasingly perform installation of additional systems.

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

Backlog

The estimated backlog of product orders believed to be firm was $700,000 at December 31, 2004 and $600,000 at December 31, 2003. We expect most of the orders as of December 31, 2004 will be shipped in the first two quarters of 2005. Backlog is not necessarily indicative of past or future operating results.

Research and Development

We believe that strong system development capabilities are essential to our strategy. Our research and development efforts focus on enhancing our core technology, developing additional applications, addressing emerging technologies, standards and protocols, and engaging in patent and licensing activities. Our system development team consists of engineers and software developers with experience in video and data networking, voice communications, video and data compression, email and Internet technologies. We believe that our diverse technical expertise contributes to the highly integrated functionality of our system. Research and development expenses were $2.6 million in 2004, $2.4 million in 2003 and $3.7 million in 2002. We expect to devote a significant amount of our resources to research and development in the foreseeable future.

Manufacturing

We use contract manufacturers to produce and/or purchase components and perform some material assembly. Our operations staff develops manufacturing strategies and qualifies and audits manufacturing processes and suppliers. We work with our contract manufacturers to reduce manufacturing costs and to resolve quality control issues, as well as performing final assembly and testing of our standard products. We believe our manufacturing strategy enables us to utilize the manufacturing capabilities of our contract manufacturers, while allowing us to focus on rapid system development and deployment, software architecture and development of video communication applications. We use third party, commercially available camera components, microphones, speakers and monitors for desktop and room systems, as well as third party compression and decompression components for our gateways.

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

We have pursued registration of our key trademarks and service marks in the United States, the United Kingdom and certain other European countries, and intend to pursue additional registration in additional countries where we plan to establish a significant business presence. We own several United States, Canadian and United Kingdom trademarks, including Avistar and the Avistar logo, AvistarVOS, Shareboard, vBrief and The Enterprise Video Company.

Through Collaboration Properties, Inc., our wholly owned subsidiary, as of December 31, 2004, we held 22 United States patents and 44 non-United States patents. One additional United States patent had been allowed. The patents that have been issued expire at varying dates between 2013 and 2018. In addition, numerous patent applications are pending in the United States and several other jurisdictions. Specifically, these patent applications, most of which relate to and claim priority from an application originally filed in 1993, include both method and apparatus claims. These patents and pending patent applications disclose and/or claim aspects of our analog or digital desktop video conferencing technology, video and multimedia storage technology for messaging and publishing, directory services, and public wide area networking access, switching and architecture. A portion of these technologies is currently utilized in our system. To date, CPI has focused on expanding our patent portfolio and expediting patent issuance. We plan to continue these efforts and to seek to license our patents to reinforce the adoption of our technology.

On September 23, 2002, CPI commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The four patents involved were U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547 and 6,343,314. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. A trial date for CPI’s claims against Polycom had been set for January 24, 2005.

On November 12, 2004, Avistar, CPI and Polycom entered into a Settlement Agreement and Patent Cross-License Agreement. Under the terms of the Settlement Agreement:

•        Avistar, on behalf of itself and its subsidiaries, including CPI, provided Polycom and its subsidiaries with specific and general releases of liability;

•        Polycom, on behalf of itself and its subsidiaries, provided Avistar and its subsidiaries with specific and general releases of liability;

•        Polycom made a lump-sum payment to Avistar in the amount of $27.5 million ($21.1 million net of expenses); and

•        Avistar and CPI dismissed with prejudice all claims against Polycom in the litigation.

Under the terms of the Patent Cross-License Agreement:

•        Avistar and its subsidiaries granted Polycom and its subsidiaries a fully-paid up license to Avistar’s patent portfolio, including subsequent patents that have a priority date within five years of the date of the agreement; and

•        Polycom and its subsidiaries granted Avistar and its subsidiaries a fully-paid up license to Polycom’s patent portfolio, including subsequent patents that have a priority date within five years of the date of the agreement.

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

We maintain a strong working relationship with vendors whom we identify as key suppliers, and assign preferred provider status to these vendors under agreements that secure ordering and extended warranty rights for us. These agreements also generally include marketing provisions under which these vendors promote our system and development forums under which we have an opportunity to participate in the vendor’s development plans to include features and functions that are favorable to us.

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

We believe we may face increasing competition in the future from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Inc., Avaya, Inc., Nortel Networks Corporation, Microsoft Corporation, and WebEx Communications, Inc., that enable web-based or network-based video communications with low-cost digital camera systems.

We believe that the principal factors affecting competition in our markets include:

•        product features, functionality and scalability;

•        product quality and performance;

•        product reliability and ease of installation;

•        use of open standards;

•        quality of service and support;

•        company reputation, size and financial stability;

•        price and overall cost of ownership;

•        integration with other desktop collaboration products; and

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

We expect competition to increase significantly in the future from existing providers of specialized video communications products, voice over IP solution providers and companies that may enter our existing or future markets, possibly including major telephone companies or communications equipment providers. These companies may develop similar or substitute solutions, which may be less costly or provide better performance or functionality than our systems. A number of our existing and potential competitors have longer operating histories, significantly greater financial, marketing, service, support, technical and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our current or potential competitors have well-established relationships with our current and potential customers, and have extensive knowledge of our industry. It is possible that new competitors or alliances among competitors may emerge and acquire significant market share. To be successful, we must continue to respond promptly and effectively to the challenges of developing customer requirements, technological change and competitors’ innovations. Accordingly, we cannot predict what our relative competitive position will be as the market evolves for video collaboration products and services.

Employees

As of December 31, 2004, we had 51 employees, including personnel dedicated to research and development, customer services, including installation and support services, sales and marketing and finance and administration. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing, and senior management personnel, none of whom is obligated to remain with us by an employment agreement. The loss of the services of one or more of our key employees could harm our business.

Executive Officers

Our officers and their ages as of December 31, 2004 were as follows:

Name	Age	Position
Gerald J. Burnett	62	Chairman of the Board and Chief Executive Officer
William L. Campbell	56	Vice Chairman, and Executive Vice President and Secretary
Robert J. Habig	50	Chief Financial Officer
J. Chris Lauwers	44	Chief Technology and Product Officer
Anton F. Rodde	62	President, Collaboration Properties, Inc.
R. Jan Afridi	45	Vice President, Sales
Stephen F. Arisco	46	Vice President, Operations and Customer Support

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

Robert J. Habig has been our Chief Financial Officer since May 2001. Previously, he served as Chief Financial Officer at think3 Corporation, a private computer-aided design software company from March 1999 to February 2001, as Chief Financial Officer at CrossWorlds Software, Inc., an enterprise software company from July 1998 to February 1999, as Executive Vice President at First Data Corporation, a financial transactions processing company, from May 1997 to June 1998, as a business unit Chief Financial Officer at Allied Signal Corporation, an automotive, aerospace and chemical manufacturing company from 1994 to 1997 and held a number of positions with PepsiCo from 1979 to 1994. Mr. Habig holds a B.A. in economics and business from Lafayette College and an M.B.A. from the Simon Graduate School of Business at the University of Rochester.

J. Chris Lauwers has been our Chief Technology and Product Officer since February 2000. He served as Vice President of Engineering of Avistar Systems from 1994 to 2000. He previously served as Principal Software Architect at Vicor Inc., a private e-business product solutions and engineering consulting company, from 1990 to 1994, and as a research associate at Olivetti Research Center from 1987 to 1990. Mr. Lauwers holds a B.S. in electrical engineering from the Katholieke Universiteit Leuven of Belgium. Mr. Lauwers also holds an M.S. and a Ph.D. in electrical engineering and computer science from Stanford University.

Anton F. Rodde has been the President of Collaboration Properties, Inc., since December 2003. Prior to joining CPI, he served as President and CEO of Western Data Systems, an ERP software company, from 1991 to 2003, as President and General Manager of several subsidiaries of Teknekron Corporation, a technology incubator, from 1984 to 1991, as founder and President of Control Automation, a robotics company, from 1980 to 1984 and held a variety of technical and management positions at AT&T from 1970 to 1980. Mr. Rodde holds a B.S. in physics from Benedictine University and an M.S. and Ph.D. in physics from the Illinois Institute of Technology.

R. Jan Afridi has been our Vice President of Sales since April 2000. Previously, he served as Director of Domestic Financial Services Sales from 1998 to March 2000, and as Director of Support Services from 1997 to 1998. Prior to joining Avistar he was Director of Sales at Cornerstone, a document imaging company, from 1994 to 1997. He holds a B.S. in engineering from U.S. Military Academy and an M.B.A. from Golden Gate University.

Stephen F. Arisco has been our Vice President of Operations and Customer Service since February 2000. He previously served as Director of Operations and Customer Service of Avistar Systems from December 1997 to January 2000. From 1987 through December 1997, he was Director of Customer Service and Operations at TRW Financial Systems, Inc., a systems integration company. Mr. Arisco holds a B.S. in Business from the University of Phoenix.

Item 2.   Properties

Our corporate headquarters are located in Redwood Shores, California, where we occupy approximately 14,000 square feet under a lease that expires in March 2007. We believe that our current leased facilities, together with facilities that are available to us or are being negotiated, will be sufficient to meet our needs for the next twelve months. In addition, we lease a combined total of approximately 9,000 square feet of office space in New York, New York, and London, England. As of December 31, 2004, approximately 1,000 square feet of our corporate headquarters was being utilized by CPI, our wholly-owned subsidiary.

Item 3.   Legal Proceedings

On September 23, 2002, CPI, our wholly-owned subsidiary, commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The four patents involved are U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547 and 6,343,314. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. Briefings on claims construction issues and a hearing before the presiding judge (Markman hearing) took place on March 8, 2004. A trial date for CPI’s claims against Polycom and Polycom’s counterclaims was set for January 24, 2005.

On November 12, 2004, Avistar, CPI and Polycom entered into a Settlement Agreement and Patent Cross-License Agreement. Under the terms of the Settlement Agreement:

•        Avistar, on behalf of itself and its subsidiaries, including CPI, provided Polycom and its subsidiaries with specific and general releases of liability;

•        Polycom, on behalf of itself and its subsidiaries, provided Avistar and its subsidiaries with specific and general releases of liability;

•        Polycom made a lump-sum payment to Avistar in the amount of $27.5 million ($21.1 million net of expenses); and

•        Avistar and CPI dismissed with prejudice all claims against Polycom in the litigation.

Under the terms of the Patent Cross-License Agreement:

•        Avistar and its subsidiaries granted Polycom and its subsidiaries a fully-paid up license to Avistar’s patent portfolio, including subsequent patents that have a priority date within five years of the date of the agreement; and

•        Polycom and its subsidiaries granted Avistar and its subsidiaries a fully-paid up license to Polycom’s patent portfolio, including subsequent patents that have a priority date within five years of the date of the agreement.

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

	Year Ended December 31, 2004		Year Ended December 31, 2003
	High	Low	High	Low
First Quarter	$1.80	$1.30	$1.58	$0.23
Second Quarter	$1.35	$0.76	$1.06	$0.81
Third Quarter	$1.07	$0.75	$0.85	$0.54
Fourth Quarter	$1.85	$0.89	$2.90	$0.70

On December 31, 2004, the last reported sale price of our common stock on the NASDAQ SmallCap Market was $1.33 per share. According to the records of our transfer agent, as of December 31, 2004 there were 81 holders of record of our common stock and we believe there are a substantially greater number of beneficial holders.

Recent Sales of Unregistered Securities

On March 26, 2004, we completed the private sale of a total of 3,000,000 shares of our common stock to Fuller & Thaler Avalanche Fund, L.P. and Fuller & Thaler Behavioral Finance Fund, Ltd. at a price of $1.20 per share. The net proceeds of this private financing, after deducting expenses of the financing, were approximately $3.6 million. Pursuant to the foregoing sale, we agreed to use our commercially reasonable efforts to register the shares under the Securities Act of 1933, as amended, as when requested to do so by Fuller & Thaler during the two years following the close date of the transaction, unless Fuller & Thaler is able to sell their holdings under rule 144 during any 90 day period.

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

Dividend Policy

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future.

Item 6.   Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto. The selected statements of operations data for the years ended December 31, 2004, 2003 and 2002 and the selected balance sheet data as of December 31, 2004 and 2003 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the year ended December 31, 2001 and 2000 and the selected balance sheet data as of December 31, 2002, 2001 and 2000 is derived from our financial statements not included in the Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statements of Operations Data
Revenue:
Product	$3,121	$2,817	$4,430	$11,366	$16,925
Services, maintenance and support	3,200	3,775	4,369	4,830	4,489
Licensing	575	—	—	—	—
Total revenue	6,896	6,592	8,799	16,196	21,414
Cost of revenue:
Product	1,435	1,410	2,129	4,961	7,287
Services, maintenance and support	1,937	2,119	2,348	2,683	2,167
Total cost of revenue	3,372	3,529	4,477	7,644	9,454
Gross margin	3,524	3,063	4,322	8,552	11,960
Operating expenses:
Research and development	2,588	2,420	3,699	5,280	4,123
Sales and marketing	2,456	3,598	3,728	6,066	5,627
General and administrative	6,956	6,034	4,593	5,002	4,283
Amortization of deferred stock compensation	—	135	358	898	2,049
Total operating expenses	12,000	12,187	12,378	17,246	16,082
Loss from operations	(8,476)	(9,124)	(8,056)	(8,694)	(4,122)
Other income (expenses):
Interest income	118	44	269	758	650
Other income (expense), net	15	481	227	(2)	(1,184)
Total other income (expense), net	133	525	496	756	(534)
Loss before provision for (recovery from) income taxes	(8,343)	(8,599)	(7,560)	(7,938)	(4,656)
Provision for (recovery from) income taxes	363	20	18	(19)	15
Net Loss	$(8,706)	$(8,619)	$(7,578)	$(7,919)	$(4,671)
Beneficial conversion related to convertible preferred stock					$(37,783)
Net loss attributable to common stockholders	$(8,706)	$(8,619)	$(7,578)	$(7,919)	$(42,454)
Net loss per share—basic and diluted	$(0.27)	$(0.33)	$(0.30)	$(0.31)	$(4.46)
Weighted average shares used in calculating basic and diluted net loss per share	32,610	26,368	25,260	25,168	9,510

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data Cash and cash equivalents	$21,656	$4,438	$4,783	$7,455	$21,660
Short-term investments	—	1,000	2,402	5,831	—
Working capital	16,367	4,848	7,250	14,039	21,423
Total assets	24,211	8,228	10,400	19,265	28,303
Stockholders’ equity	514	5,491	7,948	15,041	21,764

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

Overview

We develop, market and support an integrated suite of vBusiness—video-enabled eBusiness—applications, all powered by the AvistarVOS™ software. From the desktop, we deliver TV-quality interactive video calling, content creation and publishing, broadcast origination and distribution, video-on-demand, and integrated data sharing. The Avistar video and data collaboration applications are all managed by the AvistarVOS video operating system. By integrating video tightly into the way they work, our customers can use our system to help reduce costs and improve productivity and communications within the enterprise and between enterprises, to enhance relationships with customers, suppliers and partners. Using AvistarVOS software and leveraging video, telephony and Internet networking standards, Avistar applications are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system directly to enterprises in selected strategic vertical markets, and have focused initially on the financial services industry. Our objective is to establish our technology as the standard for networked video through direct sales, indirect channel sales/partnerships and the licensing of our technology to others.

We operate on a 52-week fiscal year ending December 31. We operate in two segments. Avistar Communications Corporation engages in the design, development, manufacture, sale and marketing of networked video communications products and associated support services. Collaboration Properties, Inc., or CPI, our wholly owned subsidiary, engages in the prosecution, maintenance, support and licensing of the intellectual property that we have developed, some of which is used in our products.

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of December 31, 2004, we hold 66 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace.

On September 23, 2002, CPI commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by CPI. On November 12,

2004, Avistar, CPI and Polycom entered into a Settlement Agreement and Patent Cross-License Agreement. Under the terms of the Settlement Agreement and Cross-License Agreement, Avistar and CPI provided Polycom and its subsidiaries with specific and general releases of liability, Polycom, on behalf of itself and its subsidiaries, provided Avistar and CPI with specific and general releases of liability, Polycom made a lump-sum payment to Avistar in the amount of $27.5 million ($21.1 million net of expenses), and Avistar and CPI granted Polycom a fully-paid up license to Avistar’s patent portfolio, including subsequent patents that have a priority date within five years of the date of the agreements. As described under Revenue Recognition below, we expect to recognize the payment received from Polycom to licensing revenue ratably over a five year period starting November 12, 2004.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•        Revenue recognition;

•        Valuation of accounts receivable; and

•        Valuation of inventories.

Revenue Recognition

We derive product revenue principally from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. We also derive revenue from fees for installation, maintenance, support, training services and software development. In addition, we derive revenue from the licensing of our intellectual property portfolio. Product revenue as a percentage of total revenue was 45% for 2004, 43% for 2003 and 50% for 2002.

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition” With Respect to Certain Transactions (“SOP 98-9”). In connection with each transaction involving our products, we must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our fee is fixed or determinable, and (iv) collectibility is probable. We apply these criteria as discussed below:

•        Persuasive evidence of an arrangement exists.   We require a written contract, signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement with us prior to recognizing revenue on an arrangement.

•        Delivery has occurred.   We deliver software and hardware to our customers physically. Our standard delivery terms are FOB shipping point.

•        The fee is fixed or determinable.   Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms generally require the arrangement fee to be paid within 30 days. Where these terms apply, we regard the fee as fixed or determinable, and we recognize revenue upon delivery (assuming other revenue recognition criteria are met). If the payment terms do not meet this standard, which we refer to as “extended payment terms,” we may not consider the fee to be fixed or determinable and would then recognize revenue when customer installments are due and payable.

•        Collectibility is probable.   To recognize revenue, we must judge collectibility of the arrangement fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For new customers, we evaluate the customer’s financial position and ability to pay. If we determine that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue when cash is collected.

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

We recognize revenue from the licensing of our intellectual property portfolio based on the terms of the royalty, partnership and cross-licensing agreements involved. Revenue from licensing of our intellectual property, to date, has consisted entirely of payment from Polycom, Inc. pursuant to a settlement agreement and a cross-license agreement dated November 12, 2004, and has been recognized as revenue in accordance with Section 48 and 49 of Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), which discusses multiple-element arrangements and the future delivery of unspecified additional software products. As part of the settlement and cross-license agreements with Polycom, Inc., we granted to Polycom a non-exclusive, fully paid-up, license to our entire patent portfolio. The cross-license agreement includes a five year capture period from the date of the settlement, adding all our new patents with a priority date extending up to five years from the date of execution of the cross-license agreement. Sections 48 and 49 of SOP 97-2 provide that a vendor may agree to deliver software currently and to deliver unspecified additional software products in the future. The software elements of the kinds of arrangements discussed in paragraph 48 should be accounted for as subscriptions. No allocation of revenue should be made among any of the software products, and all software product-related revenue from the arrangement should be recognized ratably over the term of the arrangement beginning with delivery of the first product. Accordingly, the net $21.1 million license fee paid to us by

Polycom, Inc. will be deferred and recognized as licensing revenue ratably over the five year period beginning November 12, 2004.

To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank AG and UBS Warburg LLC and their affiliates. For 2004, we recorded revenue of approximately $4.5 million, or 65% of total revenue from Deutsche Bank AG and UBS Warburg LLC and their affiliates, each of whom accounted for greater than 10% of our total revenue for 2004. For 2003, we recorded revenue of approximately $4.1 million, or 62% of total revenue from Deutsche Bank AG and their affiliates. No other customers individually accounted for greater than 10% of our total revenue for 2003. For 2002, we recorded revenue of approximately $5.8 million, or 66% of total revenue from Deutsche Bank AG and JP Morgan Chase & Company and their affiliates, each of whom accounted for greater than 10% of our total revenue for 2002. We anticipate that our revenue, and therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers. As a result, the loss of or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 48% of total revenue for 2004, 58% for 2003 and 49% for 2002.

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends and the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts was understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of December 31, 2004, approximately 81% of our accounts receivable balance was concentrated with one customer. As of December 31, 2003, approximately 89% of our accounts receivable were concentrated with one customer. As of December 31, 2002, approximately 65% of our accounts receivable were concentrated with one customer.

Valuation of Inventories

We record a provision for obsolete or excess inventory for systems and components that are no longer manufactured or are at risk of being replaced with new versions of our product. In determining the allowance for obsolete or excess inventory, we look at our forecasted demand versus quantities on hand and commitments. Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, provision for purchase commitments and charges against earnings may be required, which would negatively affect our operating income for such period.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue
	Year Ended December 31,
	2004	2003	2002
Revenue:
Product	45%	43%	50%
Services, maintenance and support	47	57	50
License	8	—	—
Total revenue	100	100	100
Cost of revenue:
Product	21	21	24
Services, maintenance and support	28	32	27
Total cost of revenue	49	53	51
Gross margin	51	47	49
Operating expenses:
Research and development	37	37	42
Sales and marketing	36	55	43
General and administrative	101	92	52
Amortization of deferred stock compensation	—	2	4
Total operating expenses	174	186	141
Loss from operations	(123)	(139)	(92)
Other income (expense):
Interest income	2	1	3
Other income (expense), net	0	7	3
Total other income, net	2	8	6
Loss before provision for (recovery from) income taxes	(121)	(131)	(86)
Provision for (recovery from) income taxes	5	0	0
Net loss	(126)%	(131)%	(86)%

COMPARISON OF 2004, 2003 AND 2002

Revenue

Total revenue increased by 5% in 2004 to $6.9 million from $6.6 million for 2003. The increase in total revenue in 2004 relative to 2003 was due to the licensing of our intellectual property portfolio for the first time in 2004 and increased product sales, offset by reduced software development revenue. The increase in product sales was primarily due to new customers added in 2004. The reduction in software development revenue was a result of software development contracts completed in 2003. For 2004, two customers accounted for 65% of our total revenue. For 2003, one customer accounted for 62% of our total revenue. The level of sales to any customer may vary from quarter to quarter and year to year. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future; although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period. The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

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

Cost of Revenue

Cost of revenue declined slightly by 4% in 2004 to $3.4 million from $3.5 million for 2003. The decrease in cost of revenue in 2004 relative to 2003 was primarily due to the reduction in software development contract costs associated with the decrease in software development contracts.

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

Gross Margin

Gross margin as a percentage of revenue increased in 2004 to 51% from 47% for 2003. The increase in gross margin as a percentage of revenue for 2004 relative to 2003 was due in large part to the revenue associated with the licensing of our intellectual property portfolio for the first time in 2004. Revenue generated from the licensing of our intellectual property portfolio does not have any associated cost of sales. In addition, the increase in gross margin as a percentage of revenue for 2004 relative to 2003 was due to the increase in product sales, which provided greater coverage of the fixed component of the cost of product sales, offset by the reduced software development revenue, which resulted in a lower overall revenue base, providing less coverage of the fixed component of the cost of sales.

Gross margin as a percentage of revenue decreased in 2003 to 47% from 49% for 2002. The decrease in gross margin as a percentage of revenue for 2003 relative to 2002 was due in large part to the reduced product revenue, which resulted in less coverage of the fixed component of the cost of product sales. In addition, the decrease in gross margin as a percentage of revenue for 2003 relative to 2002 was due to higher service revenue as a percentage of total revenue for 2003, which generally carries a lower margin than product revenue.

Operating Expenses

Research and development.   Research and development expenses increased by 7% in 2004 to $2.6 million from $2.4 million for 2003. The increase in research and development expenses in 2004 relative to 2003 was primarily due to the reduction in software development revenue, which resulted in research and development resources being allocated to internal projects and recorded as operating expenses. Research and development projects associated with customer funded development are expensed to cost of sales in the period in which they are incurred. Research and development expenses decreased by 35% in 2003 to $2.4 million from $3.7 million for 2002. The decrease in research and development expenses in 2003 relative to 2002 was primarily due to the reduction in personnel and personnel related expense as a result of a 12% decline in average staffing levels and a reduction in outside services and external consulting expenses, as well as reduced capital expenditures and associated depreciation.

Sales and marketing.   Sales and marketing expenses decreased by 32% in 2004 to $2.5 million from $3.6 million for 2003. The decrease in sales and marketing expenses in 2004 relative to 2003 was primarily due to reduction in personnel and personnel related costs as a result of a 25% reduction in staffing levels and a reduction in property lease costs.  Sales and marketing expenses remained relatively flat in 2003 at $3.6 million compared to $3.7 million for 2002.

General and administrative.   General and administrative expenses increased by 15% in 2004 to $7.0 million from $6.0 million for 2003. The increase in general and administrative expenses in 2004 relative to 2003 was due primarily to an increase in legal fees associated with our litigation with Polycom, Inc. General and administrative expenses increased by 31% in 2003 to $6.0 million from $4.6 million for 2002. The increase in general and administrative expenses in 2003 relative to 2002 was due primarily to an increase in legal fees associated with our litigation with Polycom, Inc.

Amortization of deferred stock compensation.   Amortization of deferred stock compensation decreased in 2004 to $0 from $135,000 for 2003. The decrease in amortization of deferred stock compensation in 2004 relative to 2003 was due to the completion of pre-IPO option award amortization and the forfeitures of stock options by employees no longer with our company. Amortization of deferred stock compensation decreased by 62% in 2003 to $135,000 from $358,000 for 2002. The decrease in amortization of deferred stock compensation in 2003 relative to 2002 was due to the partial completion of option amortization, as well as forfeitures of stock options by employees no longer with our company.

Other income, net.   Other income, net decreased by 75% in 2004 to $133,000 from $525,000 for 2003. The decrease in other income, net in 2004 relative to 2003 was due primarily to net insurance proceeds of $570,000 received in 2003 in satisfaction of a business interruption claim for losses incurred by our New York City office following the September 11, 2001 terrorist attack on the World Trade Center. The decrease in other income, net in 2004 relative to 2003 was offset by increased interest income associated with the increased balance of cash, cash equivalents and short-term investments as a result of payment received under the Settlement and Cross-License agreements reached with Polcyom, Inc. on November 12, 2004. Other income, net increased by 6% in 2003 to $525,000 from $496,000 for 2002. The increase in other income, net in 2003 relative to 2002 was due primarily to net insurance proceeds of $570,000 received in satisfaction of a business interruption claim for losses incurred by our New York City office following the September 11, 2001 terrorist attack on the World Trade Center, offset by lower interest income associated with a declining balance of cash, cash equivalents and short-term investments and lower interest rates.

Provision for income taxes.   Provision for income taxes increased significantly in 2004 to $363,000 from $20,000 for 2003. The increase in provision for income taxes in 2004 relative to 2003 was due primarily to federal, state and foreign income taxes due as a result of the difference in taxable income versus reported income caused by the settlement and cross-license agreements with Polycom, Inc. signed on November 12, 2004, where we granted to Polycom a non-exclusive, fully paid-up, license to our entire patent portfolio. The net $21.1 million license fee paid to us by Polycom, Inc. was deferred for reporting purposes and will be recognized as licensing revenue ratably over the five year period beginning November 12, 2004. For tax purposes, the $21.1 million license fee was accounted for as taxable income in 2004, thus generating a federal and state tax liability, net of utilization of our net operating losses and tax credits.

Liquidity and Capital Resources

We have funded our operations since inception primarily from product and services revenue, the net proceeds of $31.3 million from our August 2000 initial public offering of common stock, lines of credit with related parties and financial institutions, the proceeds of approximately $6.4 million from the sale of Series B preferred stock in December 1999, the proceeds of approximately $5.7 million and $3.6 million from the private sale of our common stock in October 2003 and March 2004, respectively, and the proceeds of approximately $21.1 million from the Settlement and Cross-license agreements signed with Polycom, Inc. on November 12, 2004.

We had cash and cash equivalents of $21.7 million as of December 31, 2004 and $4.4 million as of December 31, 2003. For 2004, we had a net cash inflow of $17.2 million resulting primarily from net cash proceeds from issuance of common stock of $3.7 million and net cash provided by operations of $12.7 million. The net cash proceeds from issuance of common stock are primarily due to the private sale of 3,000,000 shares of our common stock to Fuller & Thaler Avalanche Fund, L.P. and Fuller & Thaler Behavioral Finance Fund, Ltd. in March 2004. The price per share of this transaction was $1.20, resulting in net proceeds of this private financing, after deducting expenses of the financing, of $3.6 million. The net cash provided by operations primarily reflected an increase in deferred license revenue of $20.6 million as a result of the Settlement and Cross-License agreements signed with Polycom, Inc on November 12, 2004, offset by a net loss of $8.7 million.

For 2003, we had a net cash outflow of $0.3 million resulting primarily from net cash proceeds from issuance of common stock of $6.0 million and proceeds from net sales of short-term investments of $1.4 million, offset by net cash used in operations of $7.5 million. The net cash proceeds from issuance of common stock were primarily due to the private sale of 4,615,385 shares of our common stock to Gerald J. Burnett, our Chairman, President and Chief Executive Officer, and other members of his family at a price per share of $1.30 in October 2003, resulting in net proceeds of this private financing, after deducting expenses of the financing, of $5.7 million. The net cash used in operations primarily reflected a net loss of $8.6 million and a decrease in deferred revenue and customer deposits of $0.3 million, but was partially offset by an increase in accounts payable of $0.4 million, an increase in accrued liabilities and other of $0.2 million, a decrease in inventories of $0.2 million and a decrease in prepaid expenses and other current assets of $0.1 million. The cash outflows associated with the net loss, along with the slight decrease in inventories and prepaid expenses reflect the smaller scale of our business in 2003 relative to 2002. The increase in accounts payable and accrued liabilities and other reflect the timing of disbursements relative to 2002.

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

Expenditures for property and equipment for 2004 were approximately $0.2 million. At December 31, 2004, we did not have any material commitments for future capital expenditures. We anticipate spending approximately $0.5 million in capital expenditures during the next 12 months.

The following table summarizes our known contractual obligations and commitments as of December 31, 2004 (in thousands) for the periods presented.

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	1,297	785	512	—	—
Purchase Obligations	761	329	432	—	—
Other Long-Term Liabilities	—	—	—	—	—
Total	$2,058	$1,114	$944	$—	$—

On February 27, 2002, we entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million under a revolving line of credit. On December 15, 2002, we entered into an amendment to the Loan and Security Agreement to increase the maximum funds available under the line of credit to $6.0 million and extend the term of the agreement. The amended Loan and Security Agreement, as further amended in March 2003, had an expiration date of February 27, 2004. The agreement, as amended, includes a first priority security interest in all our assets, excluding intellectual property. Gerald Burnett, our Chairman and Chief Executive Officer, has provided a collateralized guarantee to the financial institution, assuring payment of our obligations under the agreement and as a consequence, a number of restrictive covenants from the original Loan and Security Agreement were deleted, except for quick ratio and loan to value covenants, allowing us greater access to the full amount of the facility. On February 27, 2004, the Loan and Security Agreement was amended to change the maximum borrowings thereunder to $3.5 million, subject to certain quick ratio and loan to value covenants, and to extend the term of the Loan and Security Agreement to February 27, 2005. In connection with this amendment, Dr. Burnett’s collateralized guarantee was amended to reduce the amount of such guarantee to $3.5 million. In addition to the guarantee provided to the financial institution, Dr. Burnett has also provided a personal guarantee to Avistar assuring the provision of up to $2.0 million to Avistar in the event that at least $2.0 million is not available to us under the line of credit, or an alternate financing arrangement, for any reason. There were no outstanding borrowings under the line of credit as of December 31, 2004. The Loan and Security Agreement expired by its terms on February 27, 2005.

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

On March 26, 2004, we completed the private sale of a total of 3,000,000 shares of our common stock to Fuller & Thaler Avalanche Fund, L.P. and Fuller & Thaler Behavioral Finance Fund, Ltd. at a price per share of $1.20. The net proceeds of this private financing after deducting expenses of the financing were approximately $3.6 million. The issuance of these additional shares reduced the number of Dr. Burnett’s shares subject to voting restrictions imposed in connection with his October 15, 2003 purchase of common stock from 1,602,847 to 141,152 shares. Also as a result of this private equity financing, the personal guarantee of Dr. Burnett to provide us with up to $2.0 million in the event that at least $2.0 million is not available to us under the Loan and Security Agreement was terminated by its terms.

On November 12, 2004, we entered into Settlement and Cross-License agreements with Polycom, Inc. Under these agreements, CPI agreed to dismiss, with prejudice, its infringement suit against Polycom and both companies agreed to cross-license each other’s patent portfolios. The original litigation was initiated in September 2002, in the Federal District Court for the Northern District of California and involved the following CPI patents: U.S. Patent Nos. 5,867,654; 5,896,500; 6,212,547; and 6,343,314. The agreements resulted in a payment, net of legal fees, to us from Polycom, Inc. in the amount of $21.1 million.

During 2004, we borrowed $750,000 under the Loan and Security Agreement. These outstanding borrowings were repaid in November 2004 using a portion of the proceeds from the Settlement and Cross-License agreements with Polycom, Inc. As of December 31, 2004, we did not have any borrowings outstanding under the line of credit.

We currently believe that existing cash and cash equivalents balances will provide us with sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of revenue, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, all of which may impact our ability to achieve and maintain profitability.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) issued EITF 03-01-1 which delayed the effective date of the recognition and measurement provisions of EITF 03-01; however the disclosure requirements remain effective for annual financial statements for fiscal years ending after December 15, 2004. We will evaluate the effect, if any, of the adoption of EITF Issue No. 03-01 when final guidance is released.

In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123R is effective for interim reporting period that begins after June 15, 2005. The paragraph entitled Stock Based Compensation included in Note 2 to these consolidated financial statements provides the pro forma net income and earnings per share as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during fiscal 2004, 2003 and 2002.

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

We incurred net losses of $8.7 million for 2004, $8.6 million for 2003 and $7.6 million for 2002. As of December 31, 2004, our accumulated deficit was $89.5 million. Our revenue may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business in the future. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers. If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable. If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, if we fail to reach profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

General economic conditions have and may continue to reduce our revenues and harm our business.

The international economic slowdown and the downturn in the investment banking industry that began in the year 2000 has negatively affected our business since that time, and may continue to do so in the future. During this period, the investment banking industry suffered a sharp decline, which caused many of our existing and potential customers to cancel or delay orders for our products. Although the U.S. economy has improved, our customers and potential customers may continue to delay ordering our products, and we could fall short of our revenue expectations for 2005 and beyond. Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had and could in the future have a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

Our lengthy sales cycle to acquire new customers or large follow-on orders may cause our operating results to vary significantly and make it more difficult to forecast our revenue.

We have generally experienced a product sales cycle of four to nine months for new customers or large follow-on orders from existing customers due to the time needed to educate customers about the uses and benefits of our system, and the significant investment decisions that our prospective customers must make when they decide to buy our system. Many of our prospective customers have neither budgeted expenses for networked video communications systems, or for personnel specifically dedicated to the procurement, installation or support of these systems. As a result, our customers spend a substantial amount of time before purchasing our system in performing internal reviews and obtaining capital expenditure approvals. Economic conditions over the last several years have contributed to additional deliberation and an associated delay in the sales cycle.

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

Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its usefulness and value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Revenue generated from follow-on orders accounted for approximately 78% of our revenue in 2004, 96% in 2003 and 95% in 2002. Economic conditions have contributed to decreases in our clients’ capital spending in the past, and we have experienced a decrease in the size and number of follow-on orders. Our future financial performance depends on successful initial installations of our system and successful generation of follow-on orders as the Avistar network expands within a customer organization. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

Because we depend on a few customers for a majority of our revenue, the loss of one or more of them could cause a significant decrease in our revenue.

We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank and UBS Warburg LLC and their affiliates. Collectively, these customers accounted for 65% of our revenue for 2004. No other customers individually contributed greater than 10% of our total revenue for 2004. For 2003, Deutsche Bank AG and their affiliates accounted for 62% of our revenue. No other customers individually accounted for greater than 10% of our total revenue for 2003. For 2002, Deutsche Bank and JP Morgan Chase & Company and their affiliates accounted for 66% of our revenue, each of whom generated more than 10% of our total revenue. We expect that we will continue to depend upon a limited number of customers for a substantial portion of our revenue. As of December 31, 2004, approximately 81% of our accounts receivable were concentrated with one customer. As of December 31, 2003, approximately 89% of our accounts receivable were concentrated with one customer. As of December 31, 2002, approximately 65% of our accounts receivable were concentrated with one customer.

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

•        the emergence of new competitors;

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

Currently, our competition comes from many other kinds of companies, including communication equipment, integrated solution, broadcast video and stand-alone point solution providers. Within the video-enabled network communications market, we compete primarily against Polycom, Tandberg Inc. and VCON Telecommunications Ltd. We believe we may face increasing competition in the future from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Inc., Avaya, Inc., Microsoft Corporation, Nortel Networks Corporation and WebEx Communications, Inc., that enable web-based or network-based video communications with low-cost digital camera systems. The market in which we operate is highly competitive. In addition, because our industry is relatively new and one which is characterized by rapid technological change, evolving user needs, developing industry standards and protocols and the introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market.

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

We regard our system as open but proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as licensing, non-

disclosure and other agreements with our consultants, suppliers, customers and employees. However, these laws and agreements provide only limited protection of our proprietary rights. In addition, we may not have signed agreements in every case and the contractual provisions that are in place and the protection they produce may not provide us with adequate protection in all circumstances. Although CPI holds patents and has filed patent applications covering some of the inventions embodied in our systems, our means of protecting our proprietary rights may not be adequate. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization and without our detection. In the event that we believe a third party is infringing our intellectual property rights, an infringement claim brought by us could, regardless of the outcome, result in substantial cost to us, divert our management’s attention and resources, be time consuming to prosecute and result in unpredictable damage awards. A third party may also develop similar technology independently, without infringing upon our patents and copyrights. In addition, the laws of some countries in which we sell our system may not protect our software and intellectual property rights to the same extent as the laws of the United States or other countries where we hold patents. Unauthorized copying, use or reverse engineering of our system could harm our business, financial condition or results of operations.

Others may bring infringement claims against us, which could be time-consuming and expensive to defend.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights and we have been a party to such litigation. We may be a party to litigation in the future, to protect our intellectual property or as a result of an alleged infringement of the intellectual property of others. These claims and any resulting lawsuit, could subject us to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•        stop selling, incorporating or using products or services that use the challenged intellectual property;

•        obtain from the owner of the infringed intellectual property a license to the relevant intellectual property, which may require us to license our intellectual property to such owner, or may not be available on reasonable terms or at all; and

•        redesign those products or services that use technology that is the subject of an infringement claim.

If we are forced to take any of the foregoing actions, we may be unable to manufacture, use, sell, import and export our products, which would reduce our revenues.

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

We depend on outside contract manufacturers to produce components of our systems, such as cameras, microphones, gateway, speakers and monitors that we install at desktops and in conference rooms. One supplier, Pacific Corporation, is a single source supplier for a key component of our product. Another supplier, Equator Technologies Inc., is our only current source of a component used in our IP gateway product. Our reliance on these third parties involves a number of risks, including:

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 48% of total revenue for 2004, 58% for 2003 and 49% for 2002. Some of the risks we may encounter in conducting international business activities include the following:

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

For continued listing of our common stock on The NASDAQ SmallCap Market, we are required to, among other things (i) maintain stockholders’ equity of at least $2.5 million, or a market value of listed securities of at least $35 million or annual net income from continuing operations of at least $500,000, and (ii) maintain a minimum closing bid price of our common stock of at least $1.00. If we do not meet the continued listing requirements, our common stock could be subject to delisting from trading on The NASDAQ SmallCap Market. There can be no assurance that we will continue to meet all requirements for continued listing on The NASDAQ SmallCap Market.

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

Our common stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our stockholders from reselling our common stock at a profit.

The trading price of our common stock has in the past been and could in the future be subject to significant fluctuations in response to:

•        general trends in the equities market, and/or trends in the technology sector;

•        quarterly variations in our results of operations;

•        announcements regarding our product developments;

•        announcements of technological innovations or new products by us, our customers or competitors;

•        announcements of competitive product introductions by our competitors or our customers;

•        sales or the perception in the market of possible sales of a large number of shares of our common stock by our directors, officers, employees or principal stockholders; and

•        developments or disputes concerning patents or proprietary rights, or other events.

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

We may need to arrange for the availability of additional funding in order to meet our future business requirements. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 66% of our common stock as of December 31, 2004. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause the market price of our common stock to decline.

Changes in stock option accounting rules, if enacted as scheduled, will adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, which may in turn adversely impact our stock price and our ability to attract and retain employees.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The company is currently evaluating these transition methods.

The pro forma impact of the adoption of SFAS 123 on our historical financial statements is included in the condensed notes to the consolidated financial statements presented elsewhere in this Form 10-K. We expect to continue to grant stock-based compensation to employees. The impact of the new standard, when and if issued, may have a material adverse impact on our future results of operations.

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk

We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 48% of total revenue for the year ended December 31, 2004, 58% for the year ended December 31, 2003 and 49% for the year ended December 31, 2002. As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments.

Cash and Cash Equivalents and Short-Term Investments

Cash equivalents consist primarily of commercial paper and money market funds acquired with remaining maturity periods of three months or less and are stated at cost, plus accrued interest that approximates market value. We would not expect our operating results or cash flow to be significantly impacted by the effect of sudden changes in market interest rates given the nature of our short-term investments.

The following table provides information about our investment portfolio. For investment securities, the table presents cash and cash equivalents and short-term investments and related weighted average interest rates by category at December 31, 2004.

	Amounts	Weighted Average Interest Rate
	(in thousands)
Description
Cash, cash equivalents and short-term investments:
Cash	$834	—
Commercial Paper	10,962	2.09%
Other cash equivalents	9,860	2.06%
Fair Value at December 31, 2004	$21,656

Item 8.   Financial Statements and Supplementary Data

Our consolidated financial statements and Report of Independent Registered Public Accounting Firm appear on pages F-1 through F-21 of this Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this item concerning our directors is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement related to the 2005 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of 2004 pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business—Management” and certain other information required by this item is incorporated by reference from the section captioned “Principal Stockholders” contained in the Proxy Statement.

We have adopted a code of ethics that applies to our principal executive officers and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which also applies to employees generally, is posted on our Internet website. The Internet address for our website is http://www.avistar.com, and the code of ethics may be found as follows:

1.     From our main Web page, first click on “Company.”

2.     Next, click on “Investor Relations.”

3.     Next, click on “Avistar’s Business Conduct and Ethics Policy.”

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

Item 14.   Principal Accountant Fees and Services

The information required by this section is incorporated by reference from the information in the section entitled “Ratification of Appointment of Independent Accountants” in the Proxy Statement.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

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

(a)(3) Exhibits

3.2(1)	Restated Certificate of Incorporation
3.3	Bylaws of Avistar Communications Corporation
4.1(1)	Specimen Certificate evidencing shares of Common Stock
10.1(1)	1997 Stock Option Plan, as amended*
10.1.1(1)	1997 Stock Option Plan Form of Stock Option Agreement*
10.2(1)	2000 Stock Option Plan, as amended*
10.3(3)	2000 Director Option Plan, as amended*
10.4(1)	Form of Director Option Agreement*
10.5(4)	2000 Employee Stock Purchase Program, as amended*
10.6(1)	Form of Indemnification Agreement*
10.7(1)†	Preferred Supplier Agreement dated June 24, 1997 by and between Avistar and Tandberg, Inc., including modifications Nos. 1, 2, 3 and 4
10.7.1(1)†	Modification No. 5 to the Preferred Supplier Agreement dated June 27, 2000
10.7.2(2)†	Modification No. 6 to the Preferred Supplier Agreement dated November 27, 2000
10.8(6)	Settlement Agreement and Release between the Registrant and R. Stephen Heinrichs dated April 26, 2001*
10.9(7)	Master Loan and Security Agreement between the Registrant and Comerica Bank—California dated February 27, 2002
10.9.1(7)†	First Amendment dated December 17, 2002 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California
10.9.2(7)†	Unconditional Guaranty of the Gerald J. Burnett and Marjorie J. Burnett Revocable Trust dated December 17, 2002

10.9.3(7)†	Unconditional Guaranty of Gerald J. Burnett dated December 17, 2002
10.9.4(7)	Second Amendment dated March 10, 2003 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California
10.9.5(9)	Fourth Amendment dated February 27, 2004 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California
10.9.6(9)	Reaffirmation of Unconditional Guaranty of the Gerald J. Burnett and Marjorie J. Burnett Revocable Trust dated February 24, 2004
10.10(8)	Office Lease Agreement between CA-Twin Dolphin Plaza Limited Partnership and the Registrant dated July 30, 2003
10.11(8)	Common Stock Purchase Agreement by and among the Registrant and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust, Grady Burnett and Wendolyn Hearn dated October 15, 2003
10.12(10)	Stock Purchase Agreement among the Registrant, Fuller & Thaler Behavioral Finance Fund, Ltd. and Fuller & Thaler Avalanche Fund, L.P. dated March 23, 2004
10.13	Settlement Agreement among the Registrant, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004
21.1(7)	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 48)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(2)          Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 9, 2001.

(3)          Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003 filed with the Securities and Exchange Commission on August 13, 2003.

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

(6)          Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.

(7)          Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 with the Securities and Exchange Commission on March 25, 2003.

(8)          Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003 filed with the Securities and Exchange Commission on October 23, 2003.

(9)          Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 16, 2004.

(10)   Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 11, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTAR COMMUNICATIONS CORPORATION
	By:	/s/ GERALD J. BURNETT
Gerald J. Burnett
Chief Executive
Officer and Chairman
Date: March 28, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ GERALD J. BURNETT	Chief Executive Officer and Chairman	March 28, 2005
Gerald J. Burnett	(Principal Executive Officer)
/s/ ROBERT J. HABIG	Chief Financial Officer (Principal	March 28, 2005
Robert J. Habig	Financial and Accounting Officer)
/s/ WILLIAM L. CAMPBELL	Executive Vice President and Director	March 28, 2005
William L. Campbell
/s/ R. STEPHEN HEINRICHS	Director	March 28, 2005
R. Stephen Heinrichs
/s/ ROBERT P. LATTA	Director	March 28, 2005
Robert P. Latta
/s/ ROBERT M. METCALFE	Director	March 28, 2005
Robert M. Metcalfe
/s/ DAVID M. SOLO	Director	March 28, 2005
David M. Solo
/s/ JAMES W. ZEIGON	Director	March 28, 2005
James W. Zeigon

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Avistar Communications Corporation:

We have audited the accompanying consolidated balance sheets of Avistar Communications Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avistar Communications Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California
January 28, 2005

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2004 and 2003
(in thousands, except share and per share data)

	December 31, 2004	December 31, 2003
Assets:
Current assets:
Cash and cash equivalents	$21,656	$4,438
Short-term investments	—	1,000
Accounts receivable, net of allowance for doubtful accounts of $22 and $44 at December 31, 2004 and 2003, respectively	963	695
Inventories, including inventory shipped to customers’ sites, not yet installed of $34 and $41 at December 31, 2004 and 2003, respectively	737	937
Prepaid expenses and other current assets	377	515
Total current assets	23,733	7,585
Property and equipment, net	192	352
Other assets	286	291
Total assets	$24,211	$8,228
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	1,105	941
Deferred license revenue	4,226	—
Deferred services revenue and customer deposits	748	671
Accrued liabilities and other	1,287	1,125
Total current liabilities	7,366	2,737
Long-term liabilities:
Long-term deferred license revenue	16,331	—
Total liabilities	23,697	2,737
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized at December 31, 2004 and 2003; 34,542,334 and 31,390,383 shares issued at December 31, 2004 and 2003, respectively	35	31
Less: treasury common stock, 1,181,625 and 1,179,625 shares at December 31, 2004 and 2003, respectively, at cost	(53)	(51)
Additional paid-in-capital	90,005	86,278
Accumulated deficit	(89,473)	(80,767)
Total stockholders’ equity	514	5,491
Total liabilities and stockholders’ equity	$24,211	$8,228

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2004, 2003 and 2002
(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenue:
Product	$3,121	$2,817	$4,430
Services, maintenance and support	3,200	3,775	4,369
Licensing	575	—	—
Total revenue	6,896	6,592	8,799
Cost of revenue:
Product	1,435	1,410	2,129
Services, maintenance and support	1,937	2,119	2,348
Total cost of revenue	3,372	3,529	4,477
Gross margin	3,524	3,063	4,322
Operating Expenses:
Research and development	2,588	2,420	3,699
Sales and marketing	2,456	3,598	3,728
General and administrative	6,956	6,034	4,593
Amortization of deferred stock compensation*	—	135	358
Total operating expenses	12,000	12,187	12,378
Loss from operations	(8,476)	(9,124)	(8,056)
Other income:
Interest income	118	44	269
Other income, net	15	481	227
Total other income, net	133	525	496
Loss before provision for income taxes	(8,343)	(8,599)	(7,560)
Provision for income taxes	363	20	18
Net loss	(8,706)	(8,619)	(7,578)
Net loss per share—basic and diluted	$(0.27)	$(0.33)	$(0.30)
Weighted average shares used in calculating basic and diluted net loss per share	32,610	26,368	25,260

* Amortization of deferred stock compensation excluded from the following expenses:
Cost of revenue	$—	$15	$41
Research and development	—	12	32
Sales and marketing	—	104	278
General and administrative	—	4	7
	$—	$135	$358

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the years ended December 31, 2004, 2003 and 2002
(in thousands, except share amounts)

					Additional	Deferred	Other		Total
	Common Stock		Treasury Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	shares	amount	shares	amount	Capital	Compensation	Income	Deficit	Equity
Balance at December 31, 2001	26,362,603	$26	1,166,125	$(40)	$80,039	$(493)	$79	$(64,570)	$15,041
Purchase of common stock pursuant to stock repurchase program	—	—	13,500	(11)	—	—	—	—	(11)
Issuance of common stock to employees pursuant to employee stock purchase plan	98,305	—	—	—	109	—	—	—	109
Issuance of common stock to employees pursuant to exercise of options	4,150	—	—	—	4	—	—	—	4
Amortization of deferred stock compensation, net of forfeitures	—	—	—	—	—	358	—	—	358
Non-employee stock-based compensation	—	—	—	—	102	—	—	—	102
Unrealized loss on short-term investments	—	—	—	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	—	—	—	(7,578)	(7,578)
Balance at December 31, 2002	26,465,058	26	1,179,625	(51)	80,254	(135)	2	(72,148)	7,948
Issuance of common stock to employees pursuant to employee stock purchase plan	87,191	—	—	—	64	—	—	—	64
Issuance of common stock to employees pursuant to exercise of options	222,749		—	—	219	—	—	—	219
Issuance of common stock pursuant to private placement (net of placement fees)	4,615,385	5	—	—	5,698	—	—	—	5,703
Amortization of deferred stock compensation, net of forfeitures	—	—	—	—	—	135	—	—	135
Non-employee stock-based compensation	—	—	—	—	43	—	—	—	43
Unrealized loss on short-term investments	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	(8,619)	(8,619)
Balance at December 31, 2003	31,390,383	31	1,179,625	(51)	86,278	—	—	(80,767)	5,491
Issuance of common stock to employees pursuant to employee stock purchase plan	118,139	1	—	—	85	—	—	—	86
Issuance of common stock to employees pursuant to exercise of options	33,812	—	—	—	43	—	—	—	43
Issuance of common stock pursuant to private placement (net of placement fees)	3,000,000	3	—	—	3,575	—	—	—	3,578
Non-employee stock-based compensation	—	—	—	—	24	—	—	—	24
Purchase of common stock pursuant to stock repurchase program	—	—	2,000	(2)	—	—		—	(2)
Net loss	—	—	—	—	—	—	—	(8,706)	(8,706)
Balance at December 31, 2004	34,542,334	$35	1,181,625	$(53)	$90,005	$—	$—	$(89,473)	$514

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2004, 2003 and 2002
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(8,706)	$(8,619)	$(7,578)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	339	209	326
Stock-based compensation	—	135	358
Compensation on options issued to consultants	24	43	102
Provision for doubtful accounts	77	125	56
Changes in assets and liabilities:
Accounts receivable	(345)	(80)	1,964
Inventories	200	211	(52)
Prepaid expenses and other current assets	138	114	492
Other assets	5	29	83
Accounts payable	164	383	(75)
Deferred license revenue	20,557	—	—
Deferred services revenue and customer deposits	77	(325)	(209)
Accrued liabilities and other	162	227	(1,339)
Net cash provided by (used in) operating activities	12,692	(7,548)	(5,872)
Cash Flows from Investing Activities:
Purchase of short-term investments	—	(1,000)	—
Sale of short-term investments	1,000	2,400	3,352
Purchase of property and equipment	(179)	(183)	(105)
Net cash provided by investing activities	821	1,217	3,247
Cash Flows from Financing Activities:
Increase (decrease) in bank overdraft	—	—	(149)
Proceeds from issuance of common stock	3,707	5,986	113
Repurchases of common stock	(2)	—	(11)
Net cash provided by (used in) financing activities	3,705	5,986	(47)
Net increase (decrease) in cash and cash equivalents	17,218	(345)	(2,672)
Cash and cash equivalents, beginning of year	4,438	4,783	7,455
Cash and cash equivalents, end of year	$21,656	$4,438	$4,783
Supplemental Cash Flow Information:
Cash paid for income taxes	$60	$50	$—
Cash paid for interest	$6	$8	$—

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

In July 2001, the Board of Directors of Avistar and the board of directors of Avistar Systems approved the merger of Avistar Systems, the wholly owned subsidiary of Avistar, with and into Avistar. The merger was completed in July 2001. The assets and liabilities of Avistar Systems were transferred to the Company at historical cost on the date of the merger.

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

Basis of Presentation

The accompanying financial statements as of December 31, 2004 and 2003 present the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (“ASUK”) and CPI after elimination of all intercompany accounts and transactions. The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $89.5 million as of December 31, 2004. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

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

Cash and Cash Equivalents and Short-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Investment securities with original or remaining maturities of one year or more are considered long-term investments. The Company classifies its short-term investments as available for sale with unrealized gains or losses reported as a separate component of stockholders’ equity. The fair value of the Company’s investments was determined based on quoted market prices at the reporting date for those instruments.

The Company’s cash equivalents at December 31, 2004 consisted of money market funds and short term commercial paper. At December 31, 2004, all investments have an original maturity of three months or less and are therefore classified as cash and cash equivalents in the accompanying balance sheet. The Company’s cash equivalents at December 31, 2003 consisted of short-term auction rate securities. In the fourth quarter of fiscal year 2004, the Company concluded that it was appropriate to classify its auction rate securities as short-term investments. These investments were previously classified as cash and cash equivalents. Accordingly, we have revised our December 31, 2003 balance sheet to report these securities as short-term investments in the accompanying Consolidated Balance Sheets.

Significant Concentrations

A relatively small number of customers have accounted for a significant percentage of the Company’s net sales. Sales to major customers as a percentage of sales are as follows for 2004, 2003 and 2002:

	2004	2003	2002
Customer A	50%	62%	55%
Customer B	15%	*	*
Customer C	*	*	11%

*                    Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities, primarily in the financial services industry. As of December 31, 2004, approximately 81% of accounts receivable were concentrated with one customer. As of December 31, 2003, approximately 89% of accounts receivable were concentrated with one customer. As of December 31, 2004 and 2003, no other customers individually accounted for greater than 10% of total accounts receivable.

Allowance for Doubtful Accounts

The Company uses estimates in determining the allowance for doubtful accounts based on historical collection experience, historical write-offs, current trends and the credit quality of the Company’s customer base and the characteristics of accounts receivable by aging category. If the allowance for doubtful accounts was understated, operating income could be significantly reduced. The impact of any such change or deviation may be increased by the Company’s reliance on a relatively small number of customers for a large portion of total revenue. As of December 31, 2004, approximately 81% of the Company’s accounts receivable balance was concentrated with one customer. As of December 31, 2003, approximately 89% of the Company’s accounts receivable was concentrated with one customer.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, short-term borrowings and notes payable at December 31, 2004 and 2003, approximate fair value because of the short maturity of these instruments.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	December 31,_
	2004	2003
Raw materials and subassemblies	$35	$83
Finished goods	668	813
Inventory shipped to customer sites, not yet installed	34	41
	$737	$937

Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of December 31, 2004 and December 31, 2003, the Company had billed approximately $25,000 and $160,000, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer. Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the double declining balance method over the estimated useful lives (three years) of the assets. Repairs and maintenance are expensed as incurred. Property and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
Computer equipment	$716	$496
Computer software	216	199
Furniture, fixtures and equipment	258	254
	1,190	949
Less: Accumulated depreciation	(998)	(597)
	$192	$352

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following (in thousands):

	December 31,
	2004	2003
Accrued consulting and professional fees	$168	$583
Accrued payroll and related benefits	368	216
Accrued income taxes	301	—
Accrued commissions and bonuses	42	43
Other	408	283
	$1,287	$1,125

Patent Costs

Due to uncertainties about the estimated future economic benefits and lives of the Company’s patents and patent applications, all related outside patent costs have been expensed as incurred. Outside patent costs were approximately $0.1 million, $0.1 million and $0.2 million for 2004, 2003 and 2002, respectively, and are reflected in general and administrative expenses in the accompanying statements of operations.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition” With Respect to Certain Transactions (“SOP 98-9”). In connection with each transaction involving product, the Company must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below:

•        Persuasive evidence of an arrangement exists. The Company requires a written contract, signed by both the customer and the Company, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement prior to recognizing revenue on an arrangement.

•        Delivery has occurred. The Company delivers software and hardware to customers physically. The standard delivery terms are FOB shipping point.

•        The fee is fixed or determinable. The Company’s determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. The Company’s standard payment terms generally require the arrangement fee to be paid within 30 days of the date of invoice. Where these terms apply, the Company regards the fee as fixed or determinable, and recognizes revenue upon delivery (assuming other revenue recognition criteria are met). If the payment terms do not meet this standard, referred to as “extended payment terms,” the fee may not be considered to be fixed or determinable and the revenue would then be recognized when customer installments are due and payable.

•        Collectibility is probable. To recognize revenue, the Company judges collectibility of the arrangement fees on a customer-by-customer basis pursuant to a credit review policy. The Company typically sells to customers with a history of successful collection. For new customers, the Company evaluates the customer’s financial position and ability to pay. If the Company determines that collectibility is not probable based upon the credit review process or the customer’s payment history, revenue is recognized when cash is collected.

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

The Company recognizes revenue from the licensing of its intellectual property portfolio based on the terms of the royalty, partnership and cross-licensing agreements involved. Revenue from licensing of intellectual property, to date, has consisted entirely of payment from Polycom, Inc. pursuant to a settlement agreement and a cross-license agreement dated November 12, 2004, and has been recognized as revenue in accordance with Section 48 and 49 of Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), which discusses multiple-element arrangements and the future delivery of unspecified additional software products. As part of the settlement and cross-license agreements with Polycom, Inc., the Company granted to Polycom a non-exclusive, fully paid-up, license to its entire patent portfolio. The cross-license agreement includes a five year capture period from the date of the settlement, adding all new patents with a priority date extending up to five years from the date of execution of the cross-license agreement. Sections 48 and 49 of SOP 97-2 provide that a vendor may agree to deliver software currently and to deliver unspecified additional software products in the future. The software elements of the kinds of arrangements discussed in paragraph 48 should be accounted for as subscriptions. No allocation of revenue should be made among any of the software products, and all software product-related revenue from the arrangement should be recognized ratably over the term of the arrangement beginning with delivery of the first product. Accordingly, the net $21.1 million license fee paid to the Company by Polycom, Inc., will be deferred and recognized as licensing revenue ratably over the five year period beginning November 12, 2004.

Warranty

The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. The warranty accrual was approximately $14,000 as of December 31, 2004 and approximately $13,000 as of December 31, 2003, and was included in accrued liabilities in the accompanying balance sheets.

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 (see Note 7). The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(8,706)	$(8,619)	$(7,578)
Add stock—based employee compensation expense included in reported net loss, net of tax	—	135	358
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(2,206)	(4,135)	(3,995)
Pro forma net loss	$(10,912)	$(12,619)	$(11,215)
Basic and diluted loss per share
As reported	$(0.27)	$(0.33)	$(0.30)
Pro forma	$(0.33)	$(0.48)	$(0.44)

The Company has adopted SFAS 123 for disclosure purposes. The weighted average fair value of options granted during 2004, 2003 and 2002, estimated on the date of grant using the Black-Scholes option pricing model was $1.10, $0.82 and $1.15, respectively. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including a factor to represent expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. The fair value of 2004, 2003 and 2002 options granted is estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Employee Stock Option Plan
Expected dividend	0%	0%	0%
Average risk-free interest rate	3.5%	2.9%	3.8%
Expected volatility	230%	156%	187%
Expected term (years)	4	4	4

	Year Ended December 31,
	2004	2003	2002
Employee Stock Purchase Plan
Expected dividend	0%	0%	0%
Average risk-free interest rate	3.3%	3.2%	3.8%
Expected volatility	479%	109%	168%
Expected term (months)	6	6	6

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) issued EITF 03-01-1 which delayed the effective date of the recognition and measurement provisions of EITF 03-01; however the disclosure requirements remain effective for annual financial statements for fiscal years ending after December 15, 2004. The Company will evaluate the effect, if any, of the adoption of EITF Issue No. 03-01 when final guidance is released.

In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes

APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R is effective for interim reporting period that begins after June 15, 2005. The paragraph entitled Stock Based Compensation included in Note 2 to these consolidated financial statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during fiscal 2004, 2003 and 2002.

Other Comprehensive Income

SFAS No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income (loss) and its components. This standard defines comprehensive income as the changes in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from the net income or loss. For 2004, the net loss and the comprehensive loss were equal. The comprehensive loss for 2003 and 2002 was $8.6 million and $7.7 million, respectively.

The components of comprehensive loss are as follows:

	Year Ending December 31,
	2004	2003	2002
Net loss	$(8,706)	$(8,619)	$(7,578)
Other comprehensive income (loss):
Change in net unrealized gains and losses on investments	—	(2)	(77)
Total comprehensive loss	$(8,706)	$(8,621)	$(7,655)

3.   Line of Credit

On February 27, 2002, the Company entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million under a revolving line of credit. On December 15, 2002, the Company entered into an amendment to the Loan and Security Agreement to increase the maximum funds available under the line of credit to $6.0 million and extend the term of the agreement. The amended Loan and Security Agreement, as further amended in March 2003, had an expiration date of February 27, 2004. The agreement, as amended, includes a first priority security interest in all the Company’s assets, excluding intellectual property. Gerald Burnett, the Company’s Chairman and Chief Executive Officer, has provided a collateralized guarantee to the financial institution, assuring payment of the Company’s obligations under the agreement and as a consequence, a number of restrictive covenants from the original Loan and Security Agreement have been deleted, except for quick ratio and loan to value covenants, allowing the Company greater access to the full amount of the facility. On February 27, 2004, the Loan and Security Agreement was amended to change the maximum borrowings thereunder to $3.5 million, subject to certain quick ratio and loan to value covenants, and to extend the term of the Loan and Security Agreement to February 27, 2005. In connection with this amendment, Dr. Burnett’s collateralized guarantee was amended to reduce the amount of such guarantee to $3.5 million. In addition to the guarantee provided to the financial institution, Dr. Burnett has also provided a personal guarantee to Avistar assuring the provision of up to $2.0 million to Avistar in the event that at least $2.0 million is not available to the Company under the line of credit, or an alternate financing arrangement, for any reason.

There were no outstanding borrowings under the line of credit as of December 31, 2004. The Loan and Security Agreement expired by its terms on February 27, 2005.

4.   Commitments and Contingencies

At December 31, 2004, the Company had open purchase orders and other contractual obligations of approximately $0.8 million, primarily related to inventory purchases. These purchase order commitments and contractual obligations are reflected in the Company’s financial statements once goods or services have been received or payments related to the obligations become due.

The Company leases its facilities under operating leases that expire through March 2007. As of December 31, 2004, the future minimum lease commitments under all leases were as follows (in thousands):

Year Ending December 31,	Amount
2005	$785
2006	432
2007	80
2008	—
2009	—
Thereafter	—
Total minimum lease payments	$1,297

Rent expense under all operating leases for each of 2004, 2003 and 2002 was approximately $0.6 million, $1.2 million and $1.4 million, respectively.

5.   Related Party Transactions

Certain directors with controlling interests in the Company are also the majority owners of two entities that conducted business with the Company, Vicor Inc. (“Vicor”) and Western Data Systems of Nevada, Inc. (“WDS”). Descriptions of certain transactions between the Company and these and other related entities follow.

Revenue from a Related Party

UBS Warburg LLC, which is an affiliate of UBS AG, is a stockholder of the Company and is also a customer of the Company. As of December 31, 2004 and 2003, UBS Warburg held less than 5% of the Company’s stock. Revenue from UBS Warburg LLC and its affiliates represented 15% of total revenue for 2004. Revenue for UBS Warburg LLC and its affiliates represented less than 10% of total revenue for 2003 and 2002, respectively. Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. As of December 31, 2004 and 2003, the Company had accounts receivable outstanding from UBS Warburg LLC and its affiliates of approximately $61,000 and $23,000, respectively.

Revenue from Vicor represented less than 10% of total revenue for 2004. The Company did not recognize revenue from or contracted for sales made to Vicor during 2003 or 2002. Management believes the transactions with Vicor are at terms comparable to those provided to unrelated third parties. As of December 31, 2004 and 2003, the Company did not have any accounts receivable outstanding from Vicor.

Fees to Related Parties

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (“WSGR”), has served as a director of the Company since February 2001. Mr. Latta and

WSGR have represented the Company and its predecessors as corporate counsel since 1997. During 2004 and 2003, payments of approximately $114,000 and $303,000, respectively, were made to WSGR for legal services provided to the Company.

During 2004 and 2003, payments for consulting fees of approximately $0 and $110,000, respectively, were made to R. Stephen Heinrichs, a former officer of the Company, who is also a member of the Board of Directors, pursuant to a Separation Agreement between Mr. Heinrichs and the Company dated April 26, 2001.

Private Placement of Common Stock

On October 15, 2003, the Company completed the private sale of 4,615,385 shares of common stock to Dr. Burnett and other members of his family at a price per share of $1.30. The net proceeds of this private financing, after deducting expenses of the financing, were approximately $5.7 million. Under the terms of the private placement, Dr. Burnett agreed to certain restrictions on 1,602,847 of the 3,661,539 shares purchased by him. These restrictions require Dr. Burnett to vote such shares in the same proportion as outstanding common stock not beneficially owned by Dr. Burnett.

6.   Stockholders’ Equity

Private Placement of Common Stock

On March 26, 2004, the Company completed the private sale of a total of 3,000,000 shares of common stock to Fuller & Thaler Avalanche Fund, L.P. and Fuller & Thaler Behavioral Finance Fund, Ltd. at a price per share of $1.20. The net proceeds of this private financing after deducting expenses of the financing were approximately $3.6 million. The issuance of these additional shares reduced the number of Dr. Burnett’s shares subject to voting restrictions imposed in connection with his October 15, 2003 purchase of common stock from 1,602,847 to 141,152 shares. Also as a result of this private equity financing, the personal guarantee of Dr. Burnett to provide the Company with up to $2.0 million in the event that at least $2.0 million is not available to the Company under the Loan and Security Agreement was terminated by its terms.

Stock Spilt

In July 2000, the Company effected a one-for-five reverse stock split. All share and per share amounts in these financial statements have been adjusted to give effect to the reverse stock split.

Stock Repurchase Plan

On March 22, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $2.0 million of its common stock in the open market. During 2004 and 2002, the Company repurchased 2,000 and 13,500 shares, respectively, at an aggregate cost of approximately $2,000 and $11,000, respectively. No shares of common stock were repurchased by the Company during 2003.

Preferred Stock

In April 2000, the stockholders of the Company authorized 10,000,000 shares of convertible preferred stock, effective upon completion of its initial public offering in August 2000. As of December 31, 2003 the Company had 10,000,000 shares of convertible preferred stock authorized, at $0.001 per share par value. No shares were issued or outstanding as of December 31, 2004.

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

Deferred Stock Compensation

In connection with the grant of stock options to purchase shares of common stock to employees during 2000, the Company recorded deferred compensation of approximately $1.7 million, representing the difference between the estimated fair value of the common stock and the aggregate option exercise price of such options at the date of grant. This amount is presented as a reduction of stockholders’ equity and is being amortized ratably over the service period of the applicable options (generally four years). The Company did not record any amortization of deferred stock compensation in 2004 due to the completion of the pre-IPO option award amortization and the forfeitures of stock options by employees no longer with our company. Amortization expense, net of forfeitures related to deferred stock compensation was approximately $0.1 million and $0.4 million in 2003 and 2002, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the termination of an option holder’s services.

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

Options granted under the plan vest over a four-year period, with 25% vesting after one year and the remaining vesting 6.25% per quarter. Under the 1997 Plan, the Company granted options to purchase approximately 1.2 million common shares in 2000. In 2003, 2002 and 2001, the Company made no grants under this plan. At December 31, 2004, options to purchase a total of 837,150 shares were outstanding under the 1997 Plan and no options were available for grant.

2000 Stock Option Plan

In April 2000, the Board established the 2000 Stock Option Plan (the “2000 Plan”). Initially, a total of 3,000,000 shares of common stock were approved by the Board for issuance under the 2000 Plan, together with annual increases in the number of shares of common stock reserved under the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 1,004,936 shares. In January 2002, the Board approved an increase of 1,007,858 shares. In January 2003, the Board approved an increase of 1,011,957 shares. In January 2004, the Board approved an increase of 1,200,000 shares. As of December 31, 2004, a total of 7,045,148 shares had been reserved for issuance under the 2000 Plan. The term of the options granted under this plan may not exceed 10 years and in the case of the grantees who own more than 10% of the Company’s outstanding stock at the time of grant, the term of the option may not exceed 5 years. Options granted under the 2000 Plan vest and become exercisable as set forth in each option agreement. In the event of a merger or sale of substantially all assets, these options must be assumed by the successor and if not assumed, will fully vest. The 2000 Plan will terminate in 2010. As a result of the increases, a maximum of 15,000,000 shares of common stock could be issued under the 2000 Plan. The Company granted options to purchase approximately 1.2 million common shares in 2000 under this plan. In 2001, the Company granted options to purchase approximately 2.3 million common shares under this plan. In 2002, the Company granted options to purchase approximately 1.3 million common shares under this plan. In 2003, the Company granted options to purchase approximately 1.8 million common shares under this plan. In 2004, the Company granted options to purchase approximately 1.3 million common shares under this plan. At December 31, 2004 options to purchase a total of 5,286,913 shares were outstanding under the 2000 Plan and 1,758,235 options were available for future grant.

2000 Director Option Plan

In April 2000, the Company adopted the 2000 Director Option Plan (the “Director Plan”). Initially, a total of 90,000 shares of common stock were approved by the Board for issuance under the plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an annual increase of 12,000 shares. In May 2001, the Board approved an additional 198,000 shares under this plan. In January 2002, the Board approved the annual increase of 30,000 shares. In January 2003, the Board approved the annual increase of 30,000 shares. In April 2003, the Board approved an additional 104,000 shares under this plan. In January 2004, the Board approved the annual increase of 175,000 shares. As of December 31, 2004, the Company has authorized a total of 639,000 shares for issuance under this plan. As a result of the annual increases, a maximum of 1,689,000 shares of common stock could be issued over the 10-year life of the plan. Options to purchase 12,000 shares were granted in 2000. In 2001, the Company granted options to purchase 270,000 shares under this plan. In 2002, the Company granted options to purchase 18,000 shares under this plan. In 2003, the Company granted options to purchase 120,000 shares under this plan. In 2004, the Company granted options to purchase 170,000 shares under this plan. At December 31, 2004 options to purchase a total of 524,000 shares were outstanding under the Director Plan and 115,000 options were available for future grant.

A summary of the 1997 Plan, the 2000 Plan, and the Director Plan activity and related information for the years ended December 31, 2004, 2003 and 2002 follows:

		Options Outstanding
	Options Available	Shares	Weighted Average Exercise Price
Balance, December 31, 2001	861,986	4,903,707	$5.05
Authorized	1,235,859	—	—
Granted	(1,311,000)	1,311,000	1.21
Exercised	—	(4,150)	0.90
Canceled/repurchased	844,000	(1,029,827)	3.41
Balance, December 31, 2002	1,630,845	5,180,730	$4.42
Authorized	1,145,957	—	—
Granted	(1,956,000)	1,956,000	1.13
Exercised	—	(222,749)	1.01
Canceled/repurchased	847,903	(1,383,627)	3.17
Balance, December 31, 2003	1,668,705	5,530,354	$3.70
Authorized	1,375,000	—	—
Granted	(1,484,500)	1,484,500	1.14
Exercised	—	(33,812)	1.09
Canceled/repurchased	314,030	(332,979)	2.60
Balance, December 31, 2004	1,873,235	6,648,063	$3.20

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 2004	Weighted-Average Exercise Price
$ 0.25 - 0.88	489,125	7.60	$0.65	175,375	$0.43
$ 0.90 - 0.90	1,212,375	8.31	0.90	458,623	0.90
$ 0.92 - 1.04	231,900	4.69	0.95	222,400	0.95
$ 1.16 - 1.16	1,066,000	9.30	1.16	—	—
$ 1.21 - 1.27	699,013	7.40	1.22	432,010	1.22
$ 1.30 - 1.52	756,950	5.58	1.47	615,524	1.48
$ 1.59 - 2.21	673,750	6.60	2.15	540,060	2.16
$ 2.29 - 8.50	874,200	6.93	5.82	627,668	7.18
$ 9.35 - 9.35	150,000	0.72	9.35	150,000	9.35
$17.25 - 17.25	494,750	5.25	17.25	494,750	17.25
	6,648,063	7.13	$3.20	3,716,410	$4.78

2000 Employee Stock Purchase Plan

In April 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”). Initially, a total of 1,500,000 shares of common stock were approved by the Board for issuance under the plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 753,702 shares. As of December 31, 2004, the Company has authorized a total of 2,253,702 shares for issuance under this plan. As a result of these annual increases, a maximum of 10,500,000 shares could be sold over the 10-year life of the plan. The Employee Stock Purchase Plan permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at 85% of the lower of the fair market value of the Company’s common stock on the first or the last day of each offering period. A total of 118,139, 87,191 and 98,305 shares were sold under this plan during 2004, 2003 and 2002, respectively.

Common Stock Reserved for Future Issuance

As of December 31, 2004, the Company had reserved the following shares of common stock for issuance in connection with:

Stock options under stock option plans	8,521,298
Employee stock purchase plan	2,253,702
Total	10,775,000

8.   Legal Proceedings

On September 23, 2002, CPI, the Company’s wholly-owned subsidiary, commenced a patent infringement lawsuit against Polycom, Inc. alleging that several Polycom videoconferencing products infringe four patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The four patents involved are U.S. Patent Nos. 5,867,654, 5,896,500, 6,212,547 and 6,343,314. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, separate monitors for simultaneous computer-based data sharing and videoconferencing and remote participant hold and disconnect functions in multi-party conferencing. Briefings on claims construction issues and a hearing before the presiding judge (Markman hearing) took place on March 8, 2004. A trial date for CPI’s claims against Polycom had been set for January 24, 2005. On November 12, 2004, the Company, CPI and Polycom entered into a Settlement Agreement and a Patent Cross-License Agreement. Under the terms of the agreements:

•        Avistar, on behalf of itself and its subsidiaries, including CPI, provided Polycom and its subsidiaries with specific and general releases of liability;

•        Polycom, on behalf of itself and its subsidiaries, provided Avistar and its subsidiaries with specific and general releases of liability;

•        Polycom made a lump-sum payment to Avistar in the amount of $27.5 million, or $21.1 million net of expenses;

•        Avistar and CPI dismissed with prejudice all claims against Polycom in the litigation;

•        Avistar and its subsidiaries granted Polycom and its subsidiaries a fully-paid up license to Avistar’s patent portfolio, including subsequent patents that have a priority date within five years of the date of the agreement; and

•        Polycom and its subsidiaries granted Avistar and its subsidiaries a fully-paid up license to Polycom’s patent portfolio, including subsequent patents that have a priority date within five years of the date of the agreement.

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

The provision for income taxes relates to Federal, State and Foreign tax. The Company provided for income taxes for its subsidiary in the United Kingdom (ASUK) of approximately $60,000, $20,000 and $18,000 in 2004, 2003 and 2002, respectively.

The provision for (recovery from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$237	$—	$—
State	66	—	—
Foreign	60	20	18
	363	20	18
Deferred benefits:
Federal	(2,691)	(2,985)	(2,352)
State	(335)	(490)	(601)
	(3,026)	(3,475)	(2,953)
Valuation allowance	3,026	3,475	2,953
	$363	$20	$18

The Company’s effective income tax provision differed from the federal statutory rate of 34% due to the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Expected tax benefit at federal statutory rate	$(2,837)	$(2,985)	$(2,646)
Foreign and state taxes, net	126	20	18
Permanent non-deductible		57	136
Utilization of net operating losses	(3,786)	—	—
Current year operating losses and temporary differences for which no tax benefit is recognized	6,860	2,928	2,510
Provision for income taxes	$363	$20	$18

Permanent and non-deductible is primarily composed of the non-deductible portion of the deferred stock compensation expense.

The net deferred income tax asset consisted of the following as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Deferred income tax assets:
Federal net operating loss carryforwards	$8,244	$12,550
State net operating loss carryforwards	—	966
Tax credit carry forward	2,246	1,853
Deferred licensing revenue	8,172	—
Reserves	57	284
Property and Equipment	75	115
	18,794	15,768
Valuation allowance	(18,794)	(15,768)
Net deferred income tax asset	$—	$—

Net operating loss carryforwards at December 31, 2004 were approximately $24 million and $0, for Federal and state income tax purposes, respectively. The Federal net operating loss carryforwards expire on various dates through the year 2023.

As of December 31, 2004, unused research and development tax credits of approximately $0.9 million and $1.0 million are available to reduce future Federal and California income taxes, respectively. Federal credit carryforwards expire beginning in year 2013. California credits will carry forward indefinitely.

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

In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for 2004, 2003 and 2002, because all such securities are antidilutive (owing to the fact that the Company is in a loss position). Accordingly, diluted net loss per share is equal to basic net loss per share for all years presented.

The total number of potential common shares excluded from the calculations of diluted net loss per share was 1,873,782, 1,556,292 and 4,694,564 for 2004, 2003 and 2002, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net loss attributable to common stockholders	$(8,706)	$(8,619)	$(7,578)
Weighted average shares of common stock used in computing net loss per share	32,610	26,368	25,260
Net loss per share basic and diluted	$(0.27)	$(0.33)	$(0.30)

11.   Segment Reporting

Disclosure of segments is presented in accordance with SFAS No. 131 (“SFAS 131”), “Disclosures About Segments of an Enterprise and Related Information.”  SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (Avistar) and (2) the prosecution, maintenance, support and licensing of the intellectual property used in the Company’s products (CPI). Service revenue relates mainly to the maintenance, support, training, software development and installation of products and is included in Avistar for purposes of reporting and decision-making. Avistar also engages in the corporate functions and provides financing and services to its subsidiaries. The Company’s chief operating decision maker, its Chief Executive Officer, monitors the Company’s operations based upon the information reflected in the following table (in thousands):

	CPI	AVISTAR	Total
Year Ended December 31, 2004
Revenue	$575	$6,321	$6,896
Gross margin	575	2,949	3,524
Depreciation expense	—	(339)	(339)
Total operating expenses	(3,898)	(8,102)	(12,000)
Interest income	—	118	118
Interest expense	—	6	6
Net loss	(3,322)	(5,384)	(8,706)
Assets	133	24,078	24,211
Year Ended December 31, 2003
Revenue	$—	$6,592	$6,592
Gross margin	—	3,063	3,063
Depreciation expense	(6)	(203)	(209)
Total operating expenses	(2,446)	(9,741)	(12,187)
Interest income	—	44	44
Interest expense	—	8	8
Net loss	(2,446)	(6,173)	(8,619)
Assets	22	8,206	8,228
Year Ended December 31, 2002
Revenue	$—	$8,799	$8,799
Gross margin	—	4,322	4,322
Depreciation expense	(5)	(321)	(326)
Total operating expenses	(1,209)	(11,169)	(12,378)
Interest income	—	269	269
Interest expense	—	—	—
Net loss	(1,209)	(6,369)	(7,578)
Assets	179	10,221	10,400

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia comprised 48%, 58% and 49% of total revenue for 2004, 2003 and 2002, respectively. For 2004, 2003 and 2002, respectively, international revenues to customers in the United Kingdom accounted for 28%, 40% and 26%, respectively, of total revenue. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

12.   Selected Quarterly Results of Operations (unaudited)

The following tables set forth, for the periods indicated, the Company’s unaudited financial information for the last eight quarters. The Company believes that the financial statements used to prepare this information include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with the Company’s financial statements and notes to financial statements. The operating results for any quarter do not necessarily indicate the results expected for any future period. As described under Revenue Recognition above, we expect to recognize the payment received from Polycom to licensing revenue in equal installments over a 5 year period starting November 12, 2004. The payment from Polycom and its expected recognition to licensing revenue may affect the comparability of our financial statements for periods before and after the payment was received.

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(In thousands except per share data)
Total revenue	$2,304	$1,512	$1,676	$1,404
Gross margin	1,401	642	851	630
Total operating expenses	3,243	2,925	3,095	2,737
Net loss	$(2,096)	$(2,289)	$(2,233)	$(2,088)
Net loss per share—Basic/Diluted	$(0.06)	$(0.07)	$(0.07)	$(0.07)
Weighted average shares	33,361	33,335	33,277	30,450

	Quarter Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(In thousands except per share data)
Total revenue	$1,409	$2,035	$1,485	$1,663
Gross margin	670	1,075	609	709
Total operating expenses	2,781	2,908	3,084	3,414
Net loss	$(2,151)	$(1,307)	$(2,471)	$(2,690)
Net loss per share—Basic/Diluted	$(0.07)	$(0.05)	$(0.10)	$(0.11)
Weighted average shares	29,400	25,371	25,343	25,321

Item 15(a)

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Operations	Write-Offs	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Period Ended:
December 31, 2004	$44	$77	$(99)	$22
December 31, 2003	$69	$125	$(150)	$44
December 31, 2002	$232	$56	$(219)	$69

S-1

INDEX TO EXHIBITS

Exhibits
3.2	(1)	Restated Certificate of Incorporation
3.3		Bylaws of Avistar Communications Corporation
4.1	(1)	Specimen Certificate evidencing shares of Common Stock
10.1	(1)	1997 Stock Option Plan, as amended*
10.1.1	(1)	1997 Stock Option Plan Form of Stock Option Agreement*
10.2	(1)	2000 Stock Option Plan, as amended*
10.3	(3)	2000 Director Option Plan, as amended*
10.4	(1)	Form of Director Option Agreement*
10.5	(4)	2000 Employee Stock Purchase Program, as amended*
10.6	(1)	Form of Indemnification Agreement*
10.7	(1)†	Preferred Supplier Agreement dated June 24, 1997 by and between Avistar and Tandberg, Inc., including modifications Nos. 1, 2, 3 and 4
10.7.1	(1)†	Modification No. 5 to the Preferred Supplier Agreement dated June 27, 2000
10.7.2	(2)†	Modification No. 6 to the Preferred Supplier Agreement dated November 27, 2000
10.8	(6)	Settlement Agreement and Release between the Registrant and R. Stephen Heinrichs dated April 26, 2001*
10.9	(7)	Master Loan and Security Agreement between the Registrant and Comerica Bank—California dated February 27, 2002
10.9.1	(7)†	First Amendment dated December 17, 2002 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California
10.9.2	(7)†	Unconditional Guaranty of the Gerald J. Burnett and Marjorie J. Burnett Revocable Trust dated December 17, 2002
10.9.3	(7)†	Unconditional Guaranty of Gerald J. Burnett dated December 17, 2002
10.9.4	(7)	Second Amendment dated March 10, 2003 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California
10.9.5	(9)	Fourth Amendment dated February 27, 2004 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California
10.9.6	(9)	Reaffirmation of Unconditional Guaranty of the Gerald J. Burnett and Marjorie J. Burnett Revocable Trust dated February 24, 2004
10.10	(8)	Office Lease Agreement between CA-Twin Dolphin Plaza Limited Partnership and the Registrant dated July 30, 2003
10.11	(8)	Common Stock Purchase Agreement by and among the Registrant and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust, Grady Burnett and Wendolyn Hearn dated October 15, 2003
10.12	(10)	Stock Purchase Agreement among the Registrant, Fuller & Thaler Behavioral Finance Fund, Ltd. and Fuller & Thaler Avalanche Fund, L.P. dated March 23, 2004
10.13		Settlement Agreement among the Registrant, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004
21.1	(7)	Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (see page 48)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(2)          Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 9, 2001.

(3)          Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003 filed with the Securities and Exchange Commission on August 13, 2003.

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

(6)          Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.

(7)          Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 with the Securities and Exchange Commission on March 25, 2003.

(8)          Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003 filed with the Securities and Exchange Commission on October 23, 2003.

(9)          Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 16, 2004.

(10)   Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 11, 2004.