Form 10-Q
period 2005-03-31
AVISTAR COMMUNICATIONS CORP
filed 2005-05-16
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☐      No ☒

At March 31, 2005, 33,451,015 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2005 and December 31, 2004
(in thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$20,454	$21,656
Accounts receivable, net of allowance for doubtful accounts of $55 and $22 at March 31, 2005 and December 31, 2004, respectively	701	886
Inventories, including inventory shipped to customers’ sites, not yet installed of $26 and $34 at March 31, 2005 and December 31, 2004, respectively	734	737
Prepaid expenses and other current assets	446	454
Total current assets	22,335	23,733
Property and equipment, net	233	192
Other assets	288	286
Total assets	$22,856	$24,211

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	546	1,105
Deferred license revenue	4,226	4,226
Deferred services revenue and customer deposits	1,615	748
Accrued liabilities and other	996	1,287
Total current liabilities	7,383	7,366
Long-term liabilities:
Long-term deferred license revenue	15,274	16,331
Total liabilities	22,657	23,697
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized at March 31, 2005 and December 31, 2004; 34,632,640 and 34,542,334 shares issued at March 31, 2005 and December 31, 2004, respectively	35	35
Less: treasury common stock, 1,181,625 shares at March 31, 2005 and December 31, 2004, at cost	(53)	(53)
Additional paid-in-capital	90,077	90,005
Accumulated deficit	(89,860)	(89,473)
Total stockholders’ equity	199	514
Total liabilities and stockholders’ equity	$22,856	$24,211

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2005 and 2004
(in thousands, except per share data)

	Three Months Ended
	March 31, 2005	March 31, 2004
	(unaudited)
Revenue:
Product	$1,127	$562
Licensing	1,057	—
Services, maintenance and support	795	842
Total revenue	2,979	1,404
Cost of revenue:
Product	450	292
Services, maintenance and support	447	482
Total cost of revenue	897	774
Gross margin	2,082	630
Operating Expenses:
Research and development	641	624
Sales and marketing	698	608
General and administrative	1,273	1,505
Total operating expenses	2,612	2,737
Loss from operations	(530)	(2,107)
Other income:
Interest income	148	13
Other income (expense), net	(5)	6
Total other income, net	143	19
Net loss	$(387)	$(2,088)

Net loss per share - basic and diluted	$(0.01)	$(0.07)
Weighted average shares used in calculating basic and diluted net loss per share.	33,420	30,450

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2005 and 2004
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(387)	$(2,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36	68
Compensation on options issued to consultants	2	6
Provision for doubtful accounts	33	—
Changes in assets and liabilities:
Accounts receivable	152	(38)
Inventories	3	55
Prepaid expenses and other current assets	8	21
Other assets	(2)	—
Accounts payable	(559)	195
Deferred license revenue	(1,057)	—
Deferred services revenue and customer deposits	867	476
Accrued liabilities and other	(291)	(222)
Net cash used in operating activities	(1,195)	(1,527)

Cash Flows from Investing Activities:
Purchase of property and equipment	(77)	(92)
Net cash used in investing activities	(77)	(92)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	70	3,662
Net cash provided by financing activities	70	3,662
Net increase (decrease) in cash and cash equivalents	(1,202)	2,043
Cash and cash equivalents, beginning of period	21,656	5,438
Cash and cash equivalents, end of period	$20,454	7,481

Supplemental Cash Flow Information:
Cash paid for income taxes	$315	14
Cash paid for interest	$—	—

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

Basis of Presentation

The unaudited balance sheet as of March 31, 2005 presents the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (ASUK) and CPI, after elimination of all intercompany accounts and transactions.  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from those transactions denominated in currencies other than the United States dollar are included in the statements of operations.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development.  Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy.  Acceptance of the Company’s products, over time, is critical to the Company’s success.  The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $89.9 million as of March 31, 2005.  The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

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

2.  Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The financial statements filed in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the unaudited financial statements furnished in this report reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods covered and of the Company’s financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2004, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2005.

Reclassifications

Certain reclassifications, none of which affected the net loss, have been made to prior year amounts to conform to the current year presentation.

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

The Company’s cash equivalents at March 31, 2005 and December 31, 2004 consisted of money market funds and short term commercial paper.  At March 31, 2005 and December 31, 2004, all investments have an original remaining maturity of three months or less and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s net sales. Sales to these customers as a percentage of total sales were as follows for the three months ended March 31, 2005 and 2004:

	THREE MONTHS ENDED March 31,
	2005	2004
	(UNAUDITED)
Customer A	35%	*
Customer B	27%	16%
Customer C	22%	60%

* Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy.  Concentration of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign customers of Avistar.  As of March 31, 2005, approximately 86% of accounts receivable were concentrated with three customers, each of whom represented more than 10% of the Company’s total accounts receivable balance. As of December 31, 2004, approximately

81% of accounts receivable were concentrated with one customer. No other customers individually accounted for greater than 10% of total accounts receivable as of December 31, 2004.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	MARCH 31, 2005	DECEMBER 31, 2004
	(UNAUDITED)
Raw materials and subassemblies	$40	$35
Finished goods	668	668
Inventory shipped to customer sites, not yet installed	26	34

	$734	$737

Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of March 31, 2005 and 2004, the Company had billed approximately $39,000 and $69,000, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer.  Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). In connection with each transaction involving product, the Company must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below:

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

When the Company provides installation services, the product and installation revenue is recognized upon completion of the installation process and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above.  When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above.  Payment for product is due upon shipment, subject to specific payment terms.  Payment for installation and professional services are due upon providing the services, subject to specific payment terms.  If payments for systems are made in advance of the completion of installation, such amounts are deferred and recorded as deferred services revenue and customer deposits in the accompanying balance sheets until installation has occurred and the customer has provided confirmation.  Reimbursements received for out-of-pocket expenses incurred during installation and support services, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

The price charged for maintenance and/or support is defined in the contract, and is based on a fixed price for both hardware and software components as stipulated in the customer agreement.  Customers have the option to renew the maintenance and/or support arrangement in subsequent periods at the same rate as paid in the initial year.  Revenue from maintenance and support services is deferred and recognized pro-rata over the maintenance and/or support term, which is typically one year in length.  Payments for services made in advance of the provision of services are recorded as deferred services revenue and customer deposits in the accompanying balance sheets.  Training services are offered together with and independently of the purchase of product.  The value of these training services is determined based on the price charged when such services are sold separately, and training revenue is recognized upon performance of the service.

The Company recognizes service revenue from software development contracts in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue related to contracts for software development is recognized using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price, the Company has fulfilled all of its material contractual obligations to the customer for each deliverable of the contract, verification of completion of the deliverable has been received, and collection of the receivable is probable.  The amounts billed to customers in excess of revenues recognized to date are deferred and recorded as deferred services revenue and customer deposits in the accompanying balance sheets.  Assumptions used for recording revenue and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs to complete the contract.  Any anticipated losses on contracts in progress are charged to earnings when identified.

The Company recognizes revenue from the licensing of its intellectual property portfolio based on the terms of the royalty, partnership and cross-licensing agreements involved.  Revenue from licensing of intellectual property, to date, has consisted entirely of payment from Polycom, Inc. pursuant to a settlement agreement and a cross-license agreement dated November 12, 2004, and has been recognized as revenue in accordance with Section 48 and 49 of SOP 97-2, which discusses multiple-element arrangements and the future delivery of unspecified additional software products. As part of the settlement and cross-license agreements with Polycom, Inc., the Company granted to Polycom a non-exclusive, fully paid-up, license to its entire patent portfolio. The cross-license agreement includes a five year capture period from the date of the settlement, adding all new patents with a priority date extending up to five years from the date of execution of the cross-license agreement. Sections 48 and 49 of SOP 97-2 provide that a vendor may agree to deliver software currently and to deliver unspecified additional software products in the future. The software elements of the kinds of arrangements discussed in paragraph 48 should be accounted for as subscriptions. No allocation of revenue should be made among any of the software products, and all software product-related revenue from the arrangement should be recognized ratably over the term of the arrangement beginning with delivery of the first product. Accordingly, the net $21.1 million license fee paid to the Company by Polycom, Inc. has been deferred and is being recognized as licensing revenue ratably over the five year period beginning November 12, 2004.

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure — An Amendment of FASB Statement No. 123 (“SFAS No. 148”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and 148. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004

Net loss, as reported	$(387)	$(2,088)
Add stock - based employee compensation expense included in reported net loss, net of tax	2	—
Deduct total stock-based employee compensation expense under fair-value-based method for all awards, net of taxdetermined.	(487)	(451)
Pro forma net loss	$(872)	$(2,539)

Basic and diluted loss per share:
As reported	$(0.01)	$(0.07)
Pro forma	$(0.03)	$(0.08)

The Company has adopted SFAS No. 123 and SFAS No. 148 for disclosure purposes.  The weighted average fair value of options granted during the three months ended March 2005 and 2004, estimated on the date of grant using the Black-Scholes option pricing model was $1.70 and $1.23, respectively.  The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have vesting restrictions and are fully transferable.  In addition, option-pricing models require the input of highly subjective assumptions, including a factor to represent expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options.  The fair value of options granted for the three months ended March 31, 2005 and 2004 is estimated on the date of grant using the following assumptions

Employee Stock Option Plan

	Three Months Ended March 31,
	2005	2004
Expected dividend	0%	0%
Average risk-free interest rate.	3.9%	3.1%
Expected volatility	225%	120%
Expected term (years)	4	4

Employee Stock Purchase Plan

	Three Months Ended March 31,
	2005	2004
Expected dividend	0%	0%
Average risk-free interest rate.	2.7%	1.0%
Expected volatility	96%	145%
Expected term (months)	6	6

Recent Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123 (“SFAS 123(R)”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123(R) will be effective for the Company beginning on January 1, 2006. The Company expects to adopt the provisions of SFAS 123(R) using a modified prospective application. Under a modified prospective application, SFAS 123(R) will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company expects to apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations (FASB No. 143). This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact of the adoption of FIN 47.

3. Line of Credit

On February 27, 2002, the Company entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million under a revolving line of credit. On December 15, 2002, the Company entered into an amendment to the Loan and Security Agreement to increase the maximum funds available under the line of credit to $6.0 million and extend the term of the agreement.  The amended Loan and Security Agreement, as further amended in March 2003, had an expiration date of February 27, 2004.  The agreement, as amended, included a first priority security interest in all the Company’s assets, excluding intellectual property.  Gerald Burnett, the Company’s Chairman and Chief Executive Officer, had provided a collateralized guarantee to the financial institution, assuring payment of the Company’s obligations under the agreement and as a consequence, a number of restrictive covenants from the original Loan and Security Agreement had been deleted, except for quick ratio and loan to value covenants, allowing the Company greater access to the full amount of the facility.  On February 27, 2004, the Loan and Security Agreement was amended to change the maximum borrowings thereunder to $3.5 million, subject to certain quick ratio and loan to value covenants, and to extend the term of the Loan and Security Agreement to February 27, 2005.  In connection with this amendment, Dr. Burnett’s collateralized guarantee was amended to reduce the amount of such guarantee to $3.5 million.  There were no outstanding borrowings under the line of credit during the three months ended March 31, 2005.  The Loan and Security Agreement expired by its terms on February 27, 2005.

4.  Related Party Transactions

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), has served as a director of the Company since February 2001.  Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997.  During the three months ended March 31, 2005 and 2004, payments of approximately $28,000 and $7,000, respectively, were made to WSGR for legal services provided to the Company.

5.     Net Loss Per Share

Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128 (“SFAS 128”), “Earnings Per Share,” for all periods presented.

In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.  Diluted net loss per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.  The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three months ended March 31, 2005 and 2004, because all such securities are antidilutive (owing to the fact that the Company is in a loss position).  Accordingly, diluted net loss per share is equal to basic net loss per share for all periods presented.

The total number of potential common shares excluded from the calculations of diluted net loss per share was 4,431,579 and 2,513,825 for the three months ended March 31, 2005 and 2004, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months ended March 31,
	2005	2004
Net loss	$(387)	$(2,088)
Weighted average shares of common stock used in computing net loss per share	33,420	30,450
Net loss per share basic and diluted	$(0.01)	$(0.07)

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

	Avistar	CPI	Total

Three Months Ended March 31, 2005:
Revenue	$1,922	$1,057	$2,979
Gross margin	1,025	1,057	2,082
Depreciation expense	(36)	—	(36)
Total operating expenses	(2,114)	(498)	(2,612)
Interest income	148	—	148
Net income (loss)	(946)	559	(387)
Total Assets	22,759	97	22,856

Three Months Ended March 31, 2004:
Revenue	$1,404	$—	$1,404
Gross margin	630	—	630
Depreciation expense	(68)	—	(68)
Total operating expenses	(1,992)	(745)	(2,737)
Interest income	13	—	13
Net loss	(1,343)	(745)	(2,088)
Total Assets	10,190	67	10,257

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 57% and 55% of total product and services revenue for the three months ended March 31, 2005 and 2004, respectively.  For the three months ended March 31, 2005 and 2004, international revenues from customers in the United Kingdom accounted for 17% and 42%, respectively, of total product and services revenue.  The Company had no significant long-lived assets in any country other than in the United States for any period presented.

7.  Subsequent Event

On May 11, 2005, CPI, the Company’s wholly-owned subsidiary, commenced a patent infringement lawsuit against Tandberg ASA and Tandberg, Inc. alleging that several Tandberg videoconferencing products infringe three patents held by CPI. The suit was filed in the United States District Court for the Northern District of California.  The three patents involved are U.S. Patent Nos. 5,867,654; 5,896,500; and 6,212,547.  These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management and separate monitors for simultaneous computer-based data sharing and videoconferencing. These technologies are core components of the AvistarVOS video operating system.  In this action, CPI has requested injunctive relief, damages to compensate for past and present infringement, treble damages, costs associated with the litigation and such further relief as the Court deems just and proper. The prosecution of this lawsuit may require the Company and CPI to expend significant financial and managerial resources and therefore may have a material negative impact on the Company and CPI.  The duration and ultimate outcome of this litigation are uncertain.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto included elsewhere herein, and the Audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 28, 2005.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward looking statements. These risks and other factors include those listed under “Factors Affecting Future Operating Results” elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Factors Affecting Future Operating Results.”  These factors may cause our actual results to differ materially from any forward looking statement.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this report on Form 10-Q in order to conform our prior statements to actual results.

Overview

We develop, market and support an integrated suite of vBusiness – video-enabled eBusiness – applications, all powered by the AvistarVOS™ software. From the desktop, we deliver TV-quality interactive video calling, content creation and publishing, broadcast origination and distribution, video-on-demand, and integrated data sharing. The Avistar video and data collaboration applications are all managed by the AvistarVOS video operating system. By integrating video tightly into the way they work, our customers can use our system to help reduce costs and improve productivity and communications within the enterprise and between enterprises, to enhance relationships with customers, suppliers and partners.  Using AvistarVOS software and leveraging video, telephony and Internet networking standards, Avistar applications are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge.  We currently sell our system directly to enterprises in selected strategic vertical markets, and have focused initially on the financial services industry. Our objective is to establish our technology as the standard for networked video through direct sales, indirect channel sales/partnerships and the licensing of our technology to others.

We operate on a 52-week fiscal year ending December 31. We operate in two segments: Avistar Communications Corporation engages in the design, development, manufacture, sale and marketing of networked video communications products and associated support services. Collaboration Properties, Inc., or CPI, our wholly owned subsidiary, engages in the prosecution, maintenance, support and licensing of the intellectual property that we have developed, some of which is used in our products.

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of March 31, 2005, we hold 67 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace.

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

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). In connection with each transaction involving our products, we must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our fee is fixed or determinable, and (iv) collectibility is probable. We apply these criteria as discussed below:

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

When we provide installation services, the product and installation revenue is recognized upon completion of installation and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above.  When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above.  Payment for product is due upon shipment, subject to specific payment terms.  Payment for installation and professional services are due upon providing the services, subject to specific payment terms.  If payments for systems are made in advance of the completion of installation, such amounts are deferred and recorded as deferred services revenue and customer deposits in the accompanying balance sheets until installation has occurred and the customer has provided confirmation.  Reimbursements received for out-of-pocket expenses incurred during installation and support services, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

The price charged for maintenance and/or support is defined in the product contract, and is based on a fixed price for both hardware and software components as stipulated in the customer agreement.   Customers have the option to renew the maintenance and/or support services in subsequent periods at the same rate as paid in the initial year. Revenue from maintenance and support is recognized pro-rata over the maintenance and/or support term, which is typically one year in length.  Training services are offered together with and independently of the purchase of product.  The value of training services is determined based on the price charged when such services are sold separately. Training revenue is recognized upon performance of the service. We recognize service revenue from software development contracts using the percentage of completion method in accordance with SOP 81-1, when all of the following conditions are met: a contract exists with the customer at a fixed price, we have fulfilled all of our material contractual obligations to the customer for a deliverable of the contract, verification of completion of the deliverable has been received, and collection of the receivable is probable.  Reimbursements received for out-of-pocket expenses incurred during installation and support services have not been significant to date. These expenses are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

We recognize revenue from the licensing of our intellectual property portfolio based on the terms of the royalty, partnership and cross-licensing agreements involved.  Revenue from licensing of our intellectual property, to date, has consisted entirely of payment from Polycom, Inc. pursuant to a settlement agreement and a cross-license agreement dated November 12, 2004, and has been recognized as revenue in accordance with Section 48 and 49 of SOP 97-2, which discusses multiple-element arrangements and the future delivery of unspecified additional software products. As part of the settlement and cross-license agreements with Polycom, Inc., we granted to Polycom a non-exclusive, fully paid-up, license to our entire patent portfolio. The cross-license agreement includes a five year capture period from the date of the settlement, adding all our new patents with a priority date extending up to five years from the date of execution of the cross-license agreement. Sections 48 and 49 of SOP 97-2 provide that a vendor may agree to deliver software currently and to deliver unspecified additional software products in the future. The software elements of the kinds of arrangements discussed in paragraph 48 should be accounted for as subscriptions. No allocation of revenue should be made among any of the software products, and all software product-related revenue from the arrangement should be recognized ratably over the term of the arrangement beginning with delivery of the first product. Accordingly, the net $21.1 million license fee paid to us by Polycom, Inc. has been deferred and is being recognized as licensing revenue ratably over the five year period beginning November 12, 2004.

To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank AG and UBS Warburg LLC and their affiliates. In addition, since November 12, 2004, a significant portion of our revenue has come from our recognition of licensing revenue associated with the licensing of our intellectual property portfolio to Polycom, Inc.  For the three months ended March 31, 2005, we recorded revenue of approximately $2.5 million, or 84% of total revenue, from Polycom, Inc., Deutsche Bank AG and UBS Warburg LLC and their affiliates, each of whom accounted for greater than 10% of our total revenue for the three months ended March 31, 2005.  For the three months ended March 31, 2004, we recorded revenue of approximately $1.1 million, or 76% of total revenue, from Deutsche Bank AG and UBS Warburg LLC and their affiliates, each of whom accounted for greater than 10% of our total revenue for the three months ended March 31, 2004.  We did not receive licensing revenue from Polycom during the three months ended March 31, 2004. We anticipate that our revenue, and therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers.  As a result, the loss of or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 57% of total product and services revenue for the three months ended March 31, 2005 and 55% for the three months ended March 31, 2004.

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends and the credit quality of our customer base and the characteristics of our accounts receivable by aging category.  If the allowance for doubtful accounts was understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of March 31, 2005, approximately 86% of our accounts receivable balance was concentrated with three customers.  As of December 31, 2004, approximately 81% of our accounts receivable were concentrated with one customer.

Valuation of Inventories

We record a provision for obsolete or excess inventory for systems and components that are no longer manufactured or are at risk of being replaced with new versions of our product. In determining the allowance for obsolete or excess inventory, we look at our forecasted demand versus quantities on hand and commitments.  Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments and our reported results.  If actual market conditions are less favorable than those projected, additional inventory write-downs, provision for purchase commitments and charges against earnings may be required, which would negatively affect our operating results for such period.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	PERCENTAGE OF TOTAL REVENUE
	THREE MONTHS ENDED March 31,
	2005	2004
Revenue:
Product	38%	40%
Licensing	35	—
Services, maintenance and support	27	60
Total revenue	100	100
Cost of revenue:
Product	15	21
Services, maintenance and support	15	34
Total cost of revenue	30	55
Gross margin	70	45
Operating expenses:
Research and development	22	44
Sales and marketing	23	43
General and administrative	43	107
Total operating expenses	88	195
Loss from operations	(18)	(150)
Other income (expense):
Interest income	5	1
Other income (expense), net	—	—
Total other income	5	1
Net loss	(13)%	(149)%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Revenue

Total revenue increased by 112% to $3.0 million for the three months ended March 31, 2005 from $1.4 million for the three months ended March 31, 2004. The increase in the three-month period ended March 31, 2005 was due primarily to the recognition of $1.1 million of licensing revenue related to the licensing of our intellectual property portfolio to Polycom, Inc. and to a lesser degree, increased demand for Avistar equipment from existing customers.  No licensing revenue was recognized in periods prior to November 2004.

For the three months ended March 31, 2005, revenue from three customers accounted for 84% of total revenue, each of whom accounted for greater than 10% of total revenue. For the three months ended March 31, 2004, revenue from two customers accounted for 76% of total revenue, each of whom accounted for greater than 10% of total revenue. The level of sales to any customer may vary from quarter to quarter.  We expect that there will be significant customer concentration in future quarters.  The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

Cost of Revenue

The total cost of revenue increased by 16% to $0.9 million for the three months ended March 31, 2005 from $0.8 million for the three months ended March 31, 2004. Cost of product revenue increased by 54% to $0.5 million for the three months ended March 31, 2005 from $0.3 million for the three months ended March 31, 2004.  This increase in cost of product revenue for the three month period ended March 31, 2005 was primarily due to the increase in direct product costs related to the increase in product sales. Cost of services revenue decreased by 7% to $0.4 million for the three months ended March 31, 2005 from $0.5 million for the three months ended March 31, 2004. This decline in cost of service revenue for the three month period ended March 31, 2005 was primarily due to the reduction in software development costs associated with decreased software development contracts.

Gross Margin

Gross margin as a percentage of revenue increased to 70% for the three months ended March 31, 2005 from 45% for the three months ended March 31, 2004. The increase in gross margin as a percentage of revenue in the three months ended March 31, 2005 was due in large part to the revenue associated with the licensing of our intellectual property portfolio, which began in the fourth quarter of 2004. Revenue generated from the licensing of our intellectual property portfolio does not have any associated cost of sales. Product gross margin as a percentage of total product revenue increased to 60% for the three months ended March 31, 2005 from 48% for the three months ended March 31, 2004. The increase in product gross margin during the three months ended March 31, 2005 was due to the increase in product sales, resulting in greater coverage of the fixed component of the cost of product revenue. Services gross margin as a percentage of total services revenue increased slightly to 44% for the three month period ended March 31, 2005 compared to 43% for the three month period ended March 31, 2004.

Operating expenses

Research and development. Research and development expenses remained level at approximately $0.6 million for the three months ended March 31, 2005 and 2004.

Sales and marketing. Sales and marketing expenses increased by 15% to $0.7 million for the three months ended March 31, 2005 from $0.6 million for the three months ended March 31, 2004. The increase was due primarily to increased personnel and personnel related expenses.

General and administrative. General and administrative expenses decreased by 15% to $1.3 million for the three months ended March 31, 2005 from $1.5 million for the three months ended March 31, 2004. The decrease was due primarily to the cessation of legal fees associated with the settlement of our legal matter with Polycom, Inc. in November 2004, which resulted in substantial reduction in our quarterly legal expenses.

Other Income

Other income, net increased by 653% to $143,000 for the three months ended March 31, 2005 from $19,000 for the three months ended March 31, 2004. The increase was due to increased interest income associated with the increased balances of cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

We have funded our operations since inception primarily from product and services revenue, the net proceeds of $31.3 million from our August 2000 initial public offering of common stock, lines of credit with related parties and financial institutions, the proceeds of approximately $6.4 million from the sale of Series B preferred stock in December 1999, the proceeds of approximately $5.7 million and $3.6 million from the private sale of our common stock in October 2003 and March 2004, respectively, and the net proceeds of approximately $21.1 million from the settlement and cross-license agreements signed with Polycom, Inc. on November 12, 2004.

We had cash and cash equivalents of $20.5 million as of March 31, 2005 compared to cash and cash equivalents of $21.7 million as of December 31, 2004.  For the three months ended March 31, 2005 we had an overall net cash outflow of $1.2 million, resulting primarily from net cash used in operations of $1.2 million. The net cash used in operating activities of $1.2 million resulted from a net loss of $0.4 million, a decrease in deferred licensing revenue of $1.1 million, a decrease in accounts payable of $0.6 million, a decrease in accrued liabilities and other of $0.3 million, offset by an increase in deferred services revenue and customer deposits of $0.9 million, and an increase in accounts receivable of $0.2 million.

At March 31, 2005, we had open purchase orders and other contractual obligations of approximately $0.7 million, primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases. These purchase order commitments and contractual obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due.

The following table represents our future commitments under minimum annual operating lease payments as of March 31, 2005 (in thousands):

Year Ending December 31,	Amount
Second, third and fourth Quarter of 2005	$616
2006	546
2007	88
2008	—
2009	—
Thereafter	—
Total minimum lease payments	$1,251

In July 2003, we entered into a non-cancelable operating lease to remain at our current office facility in Redwood Shores, California. The new operating lease commenced on October 1, 2003 and expires on September 30, 2007. The commitments for this lease are reflected in the table above.

On February 27, 2002, we entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million under a revolving line of credit. The agreement, as amended, included a first priority security interest in all our assets, excluding intellectual property.  On February 27, 2004, the Loan and Security Agreement was amended to change the maximum borrowings thereunder to $3.5 million, subject to certain quick ratio and loan to value covenants, and to extend the term of the Loan and Security Agreement to February 27, 2005.  There were no outstanding borrowings under the line of credit for the three months ended March 31, 2005.  The Loan and Security Agreement expired by its terms on February 27, 2005.

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

On May 11, 2005, CPI, our wholly-owned subsidiary, commenced a patent infringement lawsuit against Tandberg ASA and Tandberg, Inc. alleging that several Tandberg videoconferencing products infringe three patents held by CPI. The suit was filed in the United States District Court for the Northern District of California.  The prosecution of this lawsuit and the defense of any counterclaims may require us to expend significant financial and managerial resources and therefore may have a material negative impact on our business and financial condition.

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

Recent Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123 (“SFAS 123(R)”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123(R) will be effective for the Company beginning on January 1, 2006. We expect to adopt the provisions of SFAS 123(R) using a modified prospective application. Under a modified prospective application, SFAS 123(R) will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our financial statements.

In March 2005, the SEC staff issued guidance on SFAS 123(R). Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We expect to apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations (FASB No. 143). This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently assessing the impact of the adoption of FIN 47.

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

We incurred net losses of $0.4 million for the three months ended March 31, 2005, $8.7 million for fiscal year 2004 and $8.6 million for fiscal year 2003.  As of March 31, 2005, our accumulated deficit was $89.9 million.  Our revenue may not increase, or even remain at its current level.  In addition, our operating expenses may increase as we continue to develop our business in the future.  As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers.  If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable. If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.  In addition, if we fail to reach profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

General economic conditions have and may continue to impact our revenues and harm our business.

The international economic slowdown and the downturn in the investment banking industry that began in the year 2000 negatively affected our business, and a reoccurrence of a difficult economic environment may do so in the future.  During this most recent economic downturn, the investment banking industry suffered a sharp decline, which caused many of our existing and potential customers to cancel or delay orders for our products.  Although the U.S. economy has improved, our customers and potential customers may continue to delay ordering our products, and we could fall short of our revenue expectations for 2005 and beyond. Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had and could in the future have a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

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

Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its usefulness and value.  Our strategy is to pursue additional and larger follow-on orders after these initial orders.  Revenue generated from follow-on orders, exclusive of license revenue, accounted for approximately 100% and 93% of our revenue for the three months ended March 31, 2005 and 2004, respectively.  Our future financial performance depends on successful initial installations of our system and successful generation of follow-on orders as the Avistar network expands within a customer organization.  If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

Because we depend on a few customers for a majority of our product revenue, the loss of one or more of them could cause a significant decrease in our revenue.

To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank AG and UBS Warburg LLC and their affiliates. In addition, since November 12, 2004, a significant portion of our revenue has come from our recognition of licensing revenue associated with the licensing of our intellectual property portfolio to Polycom, Inc.  Collectively, Polycom, Inc., Deutsche Bank AG and UBS Warburg LLC and their affiliates accounted for approximately 84% of total revenue for the three months ended March 31, 2005, each of whom individually accounted for greater than 10% of such revenue.  For the three months ended March 31, 2004 Deutsche Bank AG and UBS Warburg LLC and their affiliates accounted for 76% of our total revenue, each of whom individually accounted for greater than 10% of such revenue.  We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue.  As of March 31, 2005, approximately 86% of our accounts receivable were concentrated with three customers, each of whom represented more than 10% of our total accounts receivable.  As of December 31, 2004, approximately 81% of our accounts receivable were concentrated with one customer.

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

We have filed a complaint alleging patent infringement against Tandberg ASA and Tandberg, Inc.  The prosecution of this lawsuit could require us to expend significant financial and managerial resources and may have a material negative impact on our business.   If we do not prevail, we may be required to pay monetary damages.

On May 11, 2005, CPI, our wholly-owned subsidiary, commenced a patent infringement lawsuit against Tandberg ASA and Tandberg, Inc. alleging that several Tandberg videoconferencing products infringe three patents held by CPI. The suit was filed in the United States District Court for the Northern District of California.  The three patents involved are U.S. Patent Nos. 5,867,654, 5,896,500 and 6,212,547.  These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management and separate monitors for simultaneous computer-based data sharing and videoconferencing. These technologies are core components of the AvistarVOS video operating system.  In this action, CPI has requested injunctive relief, damages to compensate for past and present infringement, treble damages, costs associated with the litigation and such further relief as the Court deems just and proper. The prosecution of this lawsuit may require us to expend significant financial and managerial resources and therefore may have a material negative impact on our business.  The duration and ultimate outcome of this litigation are uncertain.  In addition, an adverse judgment, if entered against CPI or Avistar, could require CPI or Avistar to pay substantial damages to Tandberg, which could harm our business, financial position and results of operations, and cause our stock price to decline substantially. Litigation such as this suit can take years to resolve and can be expensive to prosecute and defend.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 57% of total product and services revenue for the three months ended March 31, 2005 and 55% of our total product and services revenue for the three months ended March 31, 2004.  Some of the risks we may encounter in conducting international business activities include the following:

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

        Some of our products are subject to various federal, state and international laws governing substances and materials in products, including those restricting the presence of certain substances in electronics products. We could incur substantial costs, including fines and sanctions, or our products could be enjoined from entering certain jurisdictions, if we were to violate environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive). The ultimate costs under environmental laws and the timing of these costs are difficult to predict.  Similar legislation has been or may be enacted in other regions, including in the United States, the cumulative impact of which could be significant.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 65% of our common stock as of March 31, 2005.  If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.  These actions may be taken even if they are opposed by other investors.  This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause the market price of our common stock to decline.

 Changes in stock option accounting rules, if enacted as scheduled, will adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, which may in turn adversely impact our stock price and our ability to attract and retain employees.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective beginning in the first quarter of an issuer’s first fiscal year commencing after June 15, 2005, which for us would be our fiscal quarter beginning January 1, 2006.  SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. We plan to adopt the provisions of SFAS 123(R) using a modified prospective application. Under a modified prospective application, SFAS 123(R) will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date are expected to be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

The pro forma impact of the adoption of SFAS 123 on our historical financial statements is included in the notes to the condensed consolidated financial statements presented in Item 1 of this Form 10-Q.  We expect to continue to grant stock-based compensation to employees. This new standard may have a material adverse impact on our future results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 57% of total product and services revenue for the three months ended March 31, 2005 and 55% for the three months ended March 31, 2004.  As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets.  We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments.  There has not been a material change in our exposure to interest rate and foreign currency risk since the date of our annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.

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

The following table provides information about our investment portfolio.  For investment securities, the table presents cash and cash equivalents and related weighted average interest rates by category at March 31, 2005.

	Amounts	Weighted Average Interest Rate
	(in thousands)
Description
Cash, cash equivalents and short-term investments:
Cash	$652	—
Commercial Paper	15,388	2.80%
Other cash equivalents	4,414	2.20%
Fair Value at March 31, 2005	$20,454

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 11, 2005, CPI, our wholly-owned subsidiary, commenced a patent infringement lawsuit against Tandberg ASA and Tandberg, Inc. alleging that several Tandberg videoconferencing products infringe three patents held by CPI. The suit was filed in the United States District Court for the Northern District of California.  The three patents involved are U.S. Patent Nos. 5,867,654, 5,896,500 and 6,212,547.  These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management and separate monitors for simultaneous computer-based data sharing and videoconferencing. These technologies are core components of the AvistarVOS video operating system.  In this action, CPI has requested injunctive relief, damages to compensate for past and present infringement, treble damages, costs associated with the litigation and such further relief as the Court deems just and proper.

Item 6. Exhibits

(a)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 16th day of May 2005.

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