Form 10-Q
period 2005-06-30
AVISTAR COMMUNICATIONS CORP
filed 2005-08-12
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☐      No ☒

At June 30, 2005, 33,602,693 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2005 and December 31, 2004
(in thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
	(unaudited)

Assets:
Current assets:
Cash and cash equivalents	$17,624	$21,656
Accounts receivable, net of allowance for doubtful accounts of $75 and $22 at June 30, 2005 and December 31, 2004, respectively	868	886
Inventories, including inventory shipped to customers’ sites, not yet installed of $45 and $34 at June 30, 2005 and December 31, 2004, respectively	752	737
Prepaid expenses and other current assets	432	454
Total current assets	19,676	23,733
Property and equipment, net	347	192
Other assets	284	286
Total assets	$20,307	$24,211

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	474	1,105
Deferred license revenue	4,264	4,226
Deferred services revenue and customer deposits	1,008	748
Accrued liabilities and other	1,148	1,287
Total current liabilities	6,894	7,366
Long-term liabilities:
Long-term deferred license revenue	14,217	16,331
Total liabilities	21,111	23,697
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized at June 30, 2005 and December 31, 2004; 34,784,318 and 34,542,334 shares issued at June 30, 2005 and December 31, 2004, respectively	35	35
Less: treasury common stock, 1,181,625 shares at June 30, 2005 and December 31, 2004, at cost	(53)	(53)
Additional paid-in-capital	90,334	90,005
Accumulated deficit	(91,120)	(89,473)
Total stockholders’ equity (deficit)	(804)	514
Total liabilities and stockholders’ equity (deficit)	$20,307	$24,211

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended June 30, 2005 and 2004

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Revenue:
Product	$535	$914	$1,662	$1,476
Licensing	1,057	—	2,114	—
Services, maintenance and support	811	762	1,606	1,604
Total revenue	2,403	1,676	5,382	3,080
Cost of revenue:
Product	318	364	768	656
Services, maintenance and support	525	461	972	943
Total cost of revenue	843	825	1,740	1,599
Gross margin	1,560	851	3,642	1,481
Operating Expenses:
Research and development	706	632	1,347	1,256
Sales and marketing	819	669	1,517	1,277
General and administrative	1,362	1,794	2,635	3,299
Total operating expenses	2,887	3,095	5,499	5,832
Loss from operations	(1,327)	(2,244)	(1,857)	(4,351)
Other income (expense):
Interest income	73	16	221	29
Other income (expense), net	(6)	(5)	(11)	1
Total other income (expense), net	67	11	210	30
Net loss	$(1,260)	$(2,233)	$(1,647)	$(4,321)

Net loss per share - basic and diluted	$(0.04)	$(0.07)	$(0.05)	$(0.14)
Weighted average shares used in calculating basic and diluted net loss per share	33,547	33,277	33,486	31,864

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2005 and 2004

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2005	2004
	(unaudited)

Cash Flows from Operating Activities:
Net loss	$(1,647)	$(4,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88	141
Compensation on options issued to consultants	49	12
Provision for doubtful accounts	53	25
Changes in assets and liabilities:
Accounts receivable	(35)	(94)
Inventories	(15)	206
Prepaid expenses and other current assets	22	190
Other assets	2	—
Accounts payable	(631)	173
Deferred license revenue	(2,076)	—
Deferred services revenue and customer deposits	260	411
Accrued liabilities and other	(139)	207
Net cash used in operating activities	(4,069)	(3,050)

Cash Flows from Investing Activities:
Purchase of property and equipment	(243)	(135)
Net cash used in investing activities	(243)	(135)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	280	3,643
Net cash provided by financing activities	280	3,643
Net increase (decrease) in cash and cash equivalents	(4,032)	458
Cash and cash equivalents, beginning of year	21,656	5,438
Cash and cash equivalents, end of year	$17,624	$5,896

Supplemental Cash Flow Information:
Cash paid for income taxes	$315	$14

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Business, Basis of Presentation, and Risks and Uncertainties

Business

Avistar Communications Corporation (“Avistar” or the “Company”) provides the Avistar vBusiness integrated suite of video-enabled applications, including networked video communications software and hardware products and services. Avistar’s products include applications for interactive video calling, content creation and publishing, broadcast video and video-on-demand, as well as data sharing, directory services and network management. Avistar designs, develops, markets, sells, manufactures and/or assembles and installs and supports its products. Avistar’s real-time and non-real-time products are based upon its architecture and Video Operating System (AvistarVOS) platform, which facilitates distribution over local and wide area networks using telephony or Internet services as appropriate.  Avistar’s services include software development, consulting, implementation, training, maintenance and support.  In addition, Avistar seeks to prosecute, maintain, support and license the intellectual property developed by the Company through its wholly-owned subsidiary, Collaboration Properties, Inc. (CPI), a Nevada corporation.

Basis of Presentation

The unaudited balance sheet as of June 30, 2005 presents the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (ASUK) and CPI, after elimination of all intercompany accounts and transactions.  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from those transactions denominated in currencies other than the United States dollar are included in the statements of operations.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development.  Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty. Acceptance of the Company’s products over time is critical to the Company’s success.  The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $91.1 million as of June 30, 2005.  The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

The Company’s future liquidity and capital requirements will depend upon numerous factors, including, but not limited to, the costs and timing of its expansion of product development efforts and the success of these development efforts, the costs and timing of its expansion of sales and marketing activities, the extent to which its existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining, enforcing and defending patent claims and other intellectual property rights, the level and timing of revenue from both product and services sales, and licensing, as well as other factors.

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

The Company’s cash equivalents at June 30, 2005 and December 31, 2004 consisted of money market funds and short term commercial paper.  At June 30, 2005 and December 31, 2004, all investments had an original remaining maturity of three months or less and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s net sales. Sales to these customers as a percentage of total sales were as follows for the three and six months ended June 30, 2005 and 2004:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
	(UNAUDITED)		(UNAUDITED)
Customer A	44%	*	39%	*
Customer B	26%	51%	24%	55%
Customer C	20%	11%	24%	13%

* Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy.  Concentration of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign customers of Avistar.  As of June 30, 2005, approximately 93% of accounts receivable were concentrated with three customers, each of whom represented more than 10% of the Company’s total accounts receivable balance. As of December 31, 2004, approximately

81% of accounts receivable were concentrated with one customer. No other customers individually accounted for greater than 10% of total accounts receivable as of December 31, 2004.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	JUNE 30, 2005	DECEMBER 31, 2004
	(UNAUDITED)
Raw materials and subassemblies	$55	$35
Finished goods	652	668
Inventory shipped to customer sites, not yet installed	45	34

	$752	$737

Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of June 30, 2005 and December 31, 2004, the Company had billed approximately $51,000 and $25,000, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer.  Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9). In connection with each transaction involving product, the Company must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below:

•                  Persuasive evidence of an arrangement exists. The Company requires a written contract, signed by both the customer and the Company, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement, prior to recognizing revenue on an arrangement.

•                  Delivery has occurred. The Company delivers software and hardware to customers physically. The standard delivery terms are FOB shipping point.

•                  The fee is fixed or determinable. The Company’s determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. The Company’s standard payment terms generally require the arrangement fee to be paid within a negotiated, but standard, period of time – frequently 30 days from the date of invoice. Where these terms apply, the Company regards the fee as fixed or determinable, and recognizes revenue upon delivery (assuming other revenue recognition criteria are met). If the payment terms do not meet this standard, referred to as “extended payment terms,” the fee may not be considered to be fixed or determinable and the revenue would then be recognized when customer installments are due and payable.

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

The Company recognizes revenue from the licensing of its intellectual property portfolio based on the terms of the royalty, partnership and cross-licensing agreements involved.  Revenue from licensing of intellectual property, to date, has consisted entirely of payment from Polycom, Inc. pursuant to a settlement agreement and a cross-license agreement dated November 12, 2004, and has been recognized as revenue in accordance with Section 48 and 49 of SOP 97-2, which discusses multiple-element arrangements and the future delivery of unspecified additional software products. As part of the settlement and cross-license agreements with Polycom, Inc., the Company granted to Polycom a non-exclusive, fully paid-up license to its entire patent portfolio. The cross-license agreement includes a five year capture period from the date of the settlement, adding all new patents with a priority date extending up to five years from the date of execution of the cross-license agreement. Sections 48 and 49 of SOP 97-2 provide that a vendor may agree to deliver software currently and to deliver unspecified additional software products in the future. The software elements of the kinds of arrangements discussed in paragraph 48 should be accounted for as subscriptions. No allocation of revenue should be made among any of the software products, and all software product-related revenue from the arrangement should be recognized ratably over the term of the arrangement beginning with delivery of the first product. Accordingly, the net $21.1 million license fee paid to the Company by Polycom, Inc. has been deferred and is being recognized as licensing revenue ratably over the five year period beginning November 12, 2004.

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure – An Amendment of FASB Statement No. 123 (“SFAS No. 148”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and 148. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,260)	$(2,233)	$(1,647)	$(4,321)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(625)	(471)	(1,110)	(922)
Pro forma net loss	$(1,885)	$(2,704)	$(2,757)	$(5,243)

Basic and diluted loss per share
As reported	$(0.04)	$(0.07)	$(0.05)	$(0.14)
Pro forma	$(0.06)	$(0.08)	$(0.08)	$(0.16)

The Company has adopted SFAS No. 123 and SFAS No. 148 for disclosure purposes.  The weighted average fair value of options granted during the six months ended June 30, 2005 and 2004, estimated on the date of grant using the Black-Scholes option pricing model was $2.78 and $1.13, respectively.  The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have vesting restrictions and are fully transferable.  In addition, option-pricing models require the input of highly subjective assumptions, including a factor to represent expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options.  The fair value of options granted for the three and six months ended June 30, 2005 and 2004 is estimated on the date of grant using the following assumptions:

Employee Stock Option Plan

	Three and Six Months Ended June 30,
	2005	2004
Expected dividend	0%	0%
Average risk-free interest rate	3.9%	3.5%
Expected volatility	224%	237%
Expected term (years)	4	4

Employee Stock Purchase Plan

	Three and Six Months Ended June 30,
	2005	2004
Expected dividend	0%	0%
Average risk-free interest rate	3.0%	1.2%
Expected volatility	96%	479%
Expected term (months)	6	6

Recent Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123(R) will be effective for the Company beginning on January 1, 2006. The Company expects to adopt the provisions of SFAS 123(R) using a modified prospective application. Under a modified prospective application, SFAS 123(R) will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.  SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS 154, management does not currently believe adoption will have a material impact on our results of operations or financial position.

3.  Line of Credit

On February 27, 2002, the Company entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million under a revolving line of credit. On December 15, 2002, the Company entered into an amendment to the Loan and Security Agreement to increase the maximum funds available under the line of credit to $6.0 million and extend the term of the agreement.  The amended Loan and Security Agreement, as further amended in March 2003, had an expiration date of February 27, 2004.  The agreement, as amended, included a first priority security interest in all the Company’s assets, excluding intellectual property.  Gerald Burnett, the Company’s Chairman and Chief Executive Officer, had provided a collateralized guarantee to the financial institution, assuring payment of the Company’s obligations under the agreement and as a consequence, a number of restrictive covenants from the original Loan and Security Agreement had been deleted, except for quick ratio and loan to value covenants, allowing the Company greater access to the full amount of the facility.  On February 27, 2004, the Loan and Security Agreement was amended to change the maximum borrowings thereunder to $3.5 million, subject to certain quick ratio and loan to value covenants, and to extend the term of the Loan and Security Agreement to February 27, 2005.  In connection with this amendment, Dr. Burnett’s collateralized guarantee was amended to reduce the amount of such guarantee to $3.5 million.  The Loan and Security Agreement expired by its terms on February 27, 2005 with no outstanding borrowings thereunder.

4.  Related Party Transactions

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), has served as a director of the Company since February 2001.  Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997.  During the six months ended June 30, 2005 and 2004, payments of approximately $65,000 and $51,000, respectively, were made to WSGR for legal services provided to the Company.

5.  Legal Proceedings

On May 11, 2005, CPI, the Company’s wholly-owned patent prosecution and licensing subsidiary, commenced a patent infringement lawsuit against Tandberg ASA and Tandberg, Inc. alleging that several Tandberg videoconferencing products infringe three patents held by CPI. The suit was filed in the United States District Court for the Northern District of California.  The three patents involved are U.S. Patent Nos. 5,867,654; 5,896,500; and 6,212,547.  These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management and separate monitors for simultaneous computer-based data sharing and videoconferencing. These technologies are core components of the AvistarVOS video operating system.  In this action, CPI has requested injunctive relief, damages to compensate for past and present infringement, treble damages, costs associated with the litigation and such further relief as the Court deems just and proper. Both of the Tandberg entities answered the Complaint on July 15, 2005, at which time they asserted that they did not infringe the patents and that the patents were  invalid and unenforceable.  The prosecution of this lawsuit may require the Company and CPI to expend significant financial and managerial resources, and therefore may have a material negative impact on the Company and CPI.  The duration and ultimate outcome of this litigation are uncertain.

6.  Net Loss Per Share

Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128 (“SFAS 128”), “Earnings Per Share,” for all periods presented.

In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.  Diluted net loss per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.  The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three and six months ended June 30, 2005 and 2004, because all such securities are antidilutive (owing to the fact that the Company is in a loss position).  Accordingly, diluted net loss per share is equal to basic net loss per share for all periods presented.

The total number of shares excluded from the calculations of diluted net loss per share were 5,272,936 and 4,218,749 for the three months ended June 30, 2005 and 2004, respectively, and 4,417,208 and 3,760,880 for the six months ended June 30, 2005 and 2004, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months ended June 30,
	2005	2004
Net loss	$(1,260)	$(2,233)
Weighted average shares of common stock used in computing net loss per share	33,547	33,277
Net loss per share basic and diluted	$(0.04)	$(0.07)

	Six Months ended June 30,
	2005	2004
Net loss	$(1,647)	$(4,321)
Weighted average shares of common stock used in computing net loss per share	33,486	31,864
Net loss per share basic and diluted	$(0.05)	$(0.14)

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

	Avistar	CPI	Total

Three Months Ended June 30, 2005
Revenue	$1,346	$1,057	$2,403
Gross margin	503	1,057	1,560
Depreciation expense	(52)	—	(52)
Total operating expenses	(2,486)	(401)	(2,887)
Interest income	73	—	73
Net loss	(1,915)	655	(1,260)
Total Assets	20,245	62	20,307

Three Months Ended June 30, 2004
Revenue	$1,676	$—	$1,676
Gross margin	851	—	851
Depreciation expense	(73)	—	(73)
Total operating expenses	(2,128)	(967)	(3,095)
Interest income	16	—	16
Net loss	(1,266)	(967)	(2,233)
Total Assets	8,344	9	8,353

Six Months Ended June 30, 2005
Revenue	$3,268	$2,114	$5,382
Gross margin	1,528	2,114	3,642
Depreciation expense	(88)	—	(88)
Total operating expenses	(4,600)	(899)	(5,499)
Interest income	221	—	221
Net loss	(2,861)	1,214	(1,647)

Six Months Ended June 30, 2004
Revenue	$3,080	$—	$3,080
Gross margin	1,481	—	1,481
Depreciation expense	(141)	—	(141)
Total operating expenses	(4,120)	(1,712)	(5,832)
Interest income	29	—	29
Net loss	(2,609)	(1,712)	(4,321)

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 59% and 52% of total product and services revenue for the three months ended June 30, 2005 and 2004, respectively.  International revenue comprised 58% and 53% of total product and services revenue for the six months ended June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005 and 2004, international revenues from customers in the United Kingdom accounted for 35% and 28%, respectively, of total product and services revenue.  For the six months ended June 30, 2005 and 2004, international revenues from customers in the United Kingdom accounted for 30% and 34%, respectively, of total product and services revenue. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of June 30, 2005, we hold 68 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace.

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

We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9). In connection with each transaction involving our products, we must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our fee is fixed or determinable, and (iv) collectibility is probable. We apply these criteria as discussed below:

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

•                  The fee is fixed or determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms generally require the arrangement fee to be paid within a negotiated, but standard, period of time – frequently 30 days from the date of invoice.  Where these terms apply, we regard the fee as fixed or determinable, and we recognize revenue upon delivery (assuming other revenue recognition criteria are met). If the payment terms do not meet this standard, which we refer to as “extended payment terms,” we may not consider the fee to be fixed or determinable and would then recognize revenue when customer installments are due and payable.

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

The price charged for maintenance and/or support is defined in the product contract, and is based on a fixed price for both hardware and software components as stipulated in the customer agreement.   Customers have the option to renew the maintenance and/or support services in subsequent periods at the same rate as paid in the initial year. Revenue from maintenance and support is recognized pro-rata over the maintenance and/or support term, which is typically one year in length.  Training services are offered together with and independently of the purchase of product.  The value of training services is determined based on the price charged when such services are sold separately. Training revenue is recognized upon performance of the service. We recognize service revenue from software development contracts using the percentage of completion method in accordance with SOP 81-1, when all of the following conditions are met: a contract exists with the customer at a fixed price, we have fulfilled all of our material contractual obligations to the customer for a deliverable of the contract, verification of completion of the deliverable has been received, and collection of the receivable is probable.  Reimbursements received for out-of-pocket expenses incurred during installation and support services have not been significant to date. These reimbursements are recognized as revenue in accordance with Emerging Issues Task Force Issue No. 01-14 (EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

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

To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank AG and UBS Warburg LLC and their affiliates. In addition, since November 12, 2004, a significant portion of our revenue has come from our recognition of licensing revenue associated with the licensing of our intellectual property portfolio to Polycom, Inc.  For the three months ended June 30, 2005, we recorded revenue of approximately $2.2 million, or 90% of total revenue, from Polycom, Inc., Deutsche Bank AG and UBS Warburg LLC and their affiliates, each of whom accounted for greater than 10% of our total revenue for the three months ended June 30, 2005.  For the three months ended June 30, 2004, we recorded revenue of approximately $1.0 million, or 62% of total revenue, from Deutsche Bank AG and UBS Warburg LLC and their affiliates, each of whom accounted for greater than 10% of our total revenue for the three months ended June 30, 2004.  For the six months ended June 30, 2005, we recorded revenue of approximately $4.7 million, or 87% of total revenue, from Polycom, Inc., Deutsche Bank AG and UBS Warburg LLC and their affiliates, each of whom accounted for greater than 10% of our total revenue for the six months ended June 30, 2005.  For the six months ended June 30, 2004, we recorded revenue of approximately $2.1 million, or 68% of total revenue, from Deutsche Bank AG and UBS Warburg LLC and their affiliates, each of whom accounted for greater than 10% of our total revenue for the six months ended June 30, 2004. We did not receive licensing revenue from Polycom during the three or six months ended June 30, 2004. We anticipate that our revenue, and therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers.  As a result, the loss of or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 59% and 52% of total product and services revenue for the three months ended June 30, 2005 and 2004, respectively.  International revenue comprised 58% and 53% of total product and services revenue for the six months ended June 30, 2005 and 2004, respectively.

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends and the credit quality of our customer base and the characteristics of our accounts receivable by aging category.  If the allowance for doubtful accounts was understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of June 30, 2005, approximately 93% of our accounts receivable balance was concentrated with three customers.  As of December 31, 2004, approximately 81% of our accounts receivable were concentrated with one customer.

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

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	PERCENTAGE OF TOTAL REVENUE
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
Revenue:
Product	22%	55%	31%	48%
Licensing	44	—	39	—
Services, maintenance and support	34	45	30	52
Total revenue	100	100	100	100
Cost of revenue:
Product	13	22	14	21
Services, maintenance and support	22	28	18	31
Total cost of revenue	35	49	32	52
Gross margin	65	51	68	48
Operating expenses:
Research and development	29	38	25	41
Sales and marketing	34	40	28	41
General and administrative	57	107	49	107
Total operating expenses	120	185	102	189
Loss from operations	(55)	(134)	(34)	(141)
Other income (expense):
Interest income	3	1	4	1
Other income (expense), net	—	—	—	—
Total other income	3	1	4	1
Net loss	(52)%	(133)%	(30)%	(140)%

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Revenue

Total revenue increased by 43% to $2.4 million for the three months ended June 30, 2005 from $1.7 million for the three months ended June 30, 2004 and increased by 75% to $5.4 million for the six months ended June 30, 2005 from $3.1 million for the six months ended June 30, 2004. The increase in the three-month period ended June 30, 2005 was due primarily to the recognition of $1.1 million of revenue related to the licensing of our intellectual property portfolio to Polycom, Inc., offset by decreased demand for Avistar equipment from new customers versus the three months ended June 30, 2004. The increase in the six-month period ended June 30, 2005 was due primarily to the recognition of $2.1 million of revenue related to the licensing of our intellectual property portfolio to Polycom, Inc. and to a lesser degree, increased demand for Avistar equipment from existing customers in the first quarter of 2005.  No licensing revenue was recognized in periods prior to November 2004.

For the three months ended June 30, 2005, revenue from three customers accounted for 90% of total revenue, each of whom accounted for greater than 10% of total revenue. For the three months ended June 30, 2004, revenue from two customers accounted for 62% of total revenue, each of whom accounted for greater than 10% of total revenue. For the six months ended June 30, 2005, revenue from three customers accounted for 87% of total revenue, each of whom accounted for greater than 10% of total revenue. For the three months ended June 30, 2004, revenue from two customers accounted for 68% of total revenue, each of whom accounted for greater than 10% of total revenue. The level of sales to any customer may vary from quarter to quarter.  We expect that there will be significant customer concentration in future quarters.  The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

Cost of Revenue

The total cost of revenue remained level at $0.8 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The total cost of revenue increased by 9% to $1.7 million for the six months ended June 30, 2005 from $1.6 million for the six months ended June 30, 2004. Cost of product revenue decreased by 13% to $0.3 million for the three months ended June 30, 2005 from $0.4 million for the three months ended June 30, 2004.  This decrease in cost of product revenue for the three month period ended June 30, 2005 was primarily due to the decrease in direct product costs related to the decrease in product sales compared to the three months ended June 30, 2004. Cost of product revenue increased by 17% to $0.8 million for the six months ended June 30, 2005 from $0.7 million for the six months ended June 30, 2004.  This increase in cost of product revenue for the six month period ended June 30, 2005 was primarily due to the increase in direct product costs related to the increase in product sales compared to the six months ended June 30, 2004. Cost of services revenue increased by 14% to approximately $525,000 for the three months ended June 30, 2005 from approximately $460,000 for the three months ended June 30, 2004. This increase in cost of service revenue for the three month period ended June 30, 2005 was primarily due to the increase in installation and professional services activities. Cost of services revenue increased by 3% to approximately $1.0 million for the six months ended June 30, 2005 from approximately $0.9 million for the six months ended June 30, 2004. This increase in cost of service revenue for the six month period ended June 30, 2005 was primarily due to the increase in installation and professional services activities and offset by the reduction in software development costs associated with decreased software development contracts.

Gross Margin

Gross margin as a percentage of revenue increased to 65% for the three months ended June 30, 2005 from 51% for the three months ended June 30, 2004. Gross margin as a percentage of revenue increased to 68% for the six months ended June 30, 2005 from 48% for the six months ended June 30, 2004. The increase in gross margin as a percentage of revenue in the three and six month periods ended June 30, 2005 was due in large part to the revenue associated with the licensing of our intellectual property portfolio, which began in the fourth quarter of 2004. Revenue generated from the licensing of our intellectual property portfolio does not have any associated cost of sales. Product gross margin as a percentage of total product revenue decreased to 41% for the three months ended June 30, 2005 from 60% for the three months ended June 30, 2004. The decrease in product gross margin during the three months ended June 30, 2005 was due to the decrease in product sales, resulting in reduced coverage of the fixed component of the cost of product revenue. Product gross margin as a percentage of total product revenue decreased slightly to 54% for the six months ended June 30, 2005 from 56% for the six months ended June 30, 2004. Services gross margin as a percentage of total services revenue decreased to 35% for the three month period ended June 30, 2005 compared to 40% for the three month period ended June 30, 2004. The decrease in services gross margin during the three months ended June 30, 2005 was due to the increased installation and professional services activities. Services gross margin as a percentage of total services revenue decreased slightly to 39% for the six month period ended June 30, 2005 from 41% for the six month period ended June 30, 2004.

Operating expenses

Research and development. Research and development expenses increased by 12% to $0.7 million for the three months ended June 30, 2005 from $0.6 million for the three months ended June 30, 2004. Research and development expenses increased by 7% to $1.35 million for the six months ended June 30, 2005 from $1.26 million for the six months ended June 30, 2004. The increase in the three and six month periods ended June 30, 2005 was due primarily to an increase in personnel and personnel related expenses.

Sales and marketing. Sales and marketing expenses increased by 22% to $0.8 million for the three months ended June 30, 2005 from $0.7 million for the three months ended June 30, 2004. Sales and marketing expenses increased by 19% to $1.5 million for the six months ended June 30, 2005 from $1.3 million for the six months ended June 30, 2004. The increase in the three and six month periods ended June 30, 2005 was due primarily to an increase in personnel and personnel related expenses.

General and administrative. General and administrative expenses decreased by 24% to $1.4 million for the three months ended June 30, 2005 from $1.8 million for the three months ended June 30, 2004. General and administrative expenses decreased by 20% to $2.6 million for the six months ended June 30, 2005 from $3.3 million for the six months ended June 30, 2004. The decrease in the three and six month periods ended June 30, 2005 was due primarily to the cessation of legal fees associated with the settlement of our litigation with Polycom, Inc. in November 2004, which resulted in substantial reduction in our quarterly legal expenses.

Other Income

Other income, net increased by 509% to $67,000 for the three months ended June 30, 2005 from $11,000 for the three months ended June 30, 2004 and increased by 600% to $210,000 for the six months ended June 30, 2005 from $30,000 for the six months ended June 30, 2004. The increase in the three and six month periods ended June 30, 2005 was due to increased interest income associated with our increased balances of cash, cash equivalents and short-term investments.

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

We had cash and cash equivalents of $17.6 million as of June 30, 2005 compared to cash and cash equivalents of $21.7 million as of December 31, 2004.  For the six months ended June 30, 2005 we had an overall net cash outflow of $4.0 million, resulting primarily from net cash used in operations of $4.1 million. The net cash used in operating activities of $4.1 million resulted from a net loss of $1.6 million, a decrease in deferred licensing revenue of $2.1 million, a decrease in accounts payable and accrued liabilities and other of $0.8 million, offset by an increase in deferred services revenue and customer deposits of $0.3 million.

At June 30, 2005, we had open purchase orders and other contractual obligations of approximately $0.6 million, primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases. These purchase order commitments and contractual obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due.

The following table represents our future commitments under minimum annual operating lease payments as of June 30, 2005 (in thousands):

Year Ending December 31,	Amount
Third and fourth quarter of 2005	$412
2006	546
2007	88
2008	—
2009	—
Thereafter	—
Total minimum lease payments	$1,046

In July 2003, we entered into a non-cancelable operating lease to remain at our current office facility in Redwood Shores, California. The new operating lease commenced on October 1, 2003 and expires on September 30, 2007. The commitments for this lease are reflected in the table above.

On February 27, 2002, we entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million under a revolving line of credit. The agreement, as amended, included a first priority security interest in all our assets, excluding intellectual property.  On February 27, 2004, the Loan and Security Agreement was amended to change the maximum borrowings thereunder to $3.5 million, subject to certain quick ratio and loan to value covenants, and to extend the term of the Loan and Security Agreement to February 27, 2005.  The Loan and Security Agreement expired by its terms on February 27, 2005 with no outstanding borrowings thereunder.

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

On May 11, 2005, CPI, our wholly-owned patent prosecution and licensing subsidiary, commenced a patent infringement lawsuit against Tandberg ASA and Tandberg, Inc. alleging that several Tandberg videoconferencing products infringe three patents held by CPI. The suit was filed in the United States District Court for the Northern District of California.  The three patents involved are U.S. Patent Nos. 5,867,654; 5,896,500; and 6,212,547.  These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management and separate monitors for simultaneous computer-based data sharing and videoconferencing. These technologies are core components of the AvistarVOS video operating system.  In this action, CPI has requested injunctive relief, damages to compensate for past and present infringement, treble damages, costs associated with the litigation and such further relief as the Court deems just and proper. Both of the Tandberg entities answered the Complaint on July 15, 2005, at which time they asserted that they did not infringe the patents and that the patents were  invalid and unenforceable.  The prosecution of this lawsuit may require us and CPI to expend significant financial and managerial resources, and therefore may have a material negative impact.  The duration and ultimate outcome of this litigation are uncertain.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us.

Recent Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123(R) will be effective for the Company beginning on January 1, 2006. We expect to adopt the provisions of SFAS 123(R) using a modified prospective application. Under a modified prospective application, SFAS 123(R) will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our financial statements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.  SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. Although we will continue to evaluate the application of SFAS 154, management does not currently believe adoption will have a material impact on our results of operations or financial position.

Factors Affecting Future Operating Results

Our market is in the early stages of development, and our system may not be widely accepted.

Our ability to achieve profitability depends in part on the widespread adoption of networked video communications systems and the adoption of our video operating system in particular.  If the market for our system fails to grow or grows more slowly than we anticipate, we may not be able to increase revenue or achieve profitability. The market for our system is relatively dynamic.  We have to devote substantial resources to educating prospective customers about the uses and benefits of our system.  Our efforts to educate potential customers may not result in our system achieving broad market acceptance.  In addition, businesses that have invested or may invest substantial resources in other video products may be reluctant or slow to adopt our system.  Similarly, customers using existing information systems in which they have made significant investments may refuse to adopt our system if they perceive that our offerings will not complement their existing systems.  Consequently, the conversion from traditional methods of communication to the extensive use of networked video may not occur as rapidly as we wish.

We have incurred substantial losses in the past and may not be profitable in the future.

We incurred net losses of $1.6 million for the six months ended June 30, 2005, $8.7 million for fiscal year 2004 and $8.6 million for fiscal year 2003.  As of June 30, 2005, our accumulated deficit was $91.1 million.  Our revenue may not increase, or even remain at its current level.  In addition, our operating expenses may increase as we continue to develop our business in the future.  As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers.  If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable. If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.  In addition, if we fail to reach profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

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

Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its usefulness and value.  Our strategy is to pursue additional and larger follow-on orders after these initial orders.  Revenue generated from follow-on orders, exclusive of license revenue, accounted for approximately 99% and 81% of our revenue for the six months ended June 30, 2005 and 2004, respectively.  Our future financial performance depends on successful initial installations of our system and successful generation of follow-on orders as the Avistar network expands within a customer organization.  If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

Because we depend on a few customers for a majority of our product revenue, the loss of one or more of them could cause a significant decrease in our revenue.

To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank AG and UBS Warburg LLC and their affiliates. In addition, since November 12, 2004, a significant portion of our revenue has come from our recognition of licensing revenue associated with the licensing of our intellectual property portfolio to Polycom, Inc.  Collectively, Polycom, Inc., Deutsche Bank AG and UBS Warburg LLC and their affiliates accounted for approximately 90% of total revenue for the three months ended June 30, 2005, each of whom individually accounted for greater than 10% of such revenue.  For the three months ended June 30, 2004 Deutsche Bank AG and UBS Warburg LLC and their affiliates accounted for 62% of our total revenue, each of whom individually accounted for greater than 10% of such revenue.  For the six months ended June 30, 2005, Polycom, Inc., Deutsche Bank AG and UBS Warburg LLC and their affiliates accounted for approximately 87% of our total revenue, each of whom individually accounted for greater than 10% of such revenue. For the six months ended June 30, 2004 Deutsche Bank AG and UBS Warburg LLC and their affiliates accounted for 68% of our total revenue, each of whom individually accounted for greater than 10% of such revenue. We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue.  As of June 30, 2005, approximately 93% of our accounts receivable were concentrated with three customers, each of whom represented more than 10% of our total accounts receivable.  As of December 31, 2004, approximately 81% of our accounts receivable were concentrated with one customer.

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

We may be required to reduce or restructure our pricing or increase spending in response to competition in order to retain or attract customers, pursue new market opportunities or invest in additional research and development efforts.  As a result, our revenue, margins and market share may be harmed.  We cannot assure you that we will be able to compete successfully against current and future competitors, or that competitive pressures faced by us will not harm our business, financial condition and results of operations.

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

On May 11, 2005, CPI, our wholly-owned patent prosecution and licensing subsidiary, commenced a patent infringement lawsuit against Tandberg ASA and Tandberg, Inc. alleging that several Tandberg videoconferencing products infringe three patents held by CPI. The suit was filed in the United States District Court for the Northern District of California.  The three patents involved are U.S. Patent Nos. 5,867,654; 5,896,500; and 6,212,547.  These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management and separate monitors for simultaneous computer-based data sharing and videoconferencing. These technologies are core components of the AvistarVOS video operating system.  In this action, CPI has requested injunctive relief, damages to compensate for past and present infringement, treble damages, costs associated with the litigation and such further relief as the Court deems just and proper. Both of the Tandberg entities answered the Complaint on July 15, 2005, at which time they asserted that they did not infringe the patents and that the patents were invalid and unenforceable.  The prosecution of this lawsuit may require us and CPI to expend significant financial and managerial resources, and therefore may have a material negative impact.  The duration and ultimate outcome of this litigation are uncertain.

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

We depend on outside contract manufacturers to produce components of our systems, such as cameras, microphones, gateways, speakers and monitors that we install at desktops and in conference rooms.  One supplier, Pacific Corporation, is a single source supplier for a key component of our product.  Another supplier, Equator Technologies Inc., is our only current source of a component used in our IP gateway product. Our reliance on these third parties involves a number of risks, including:

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 59% of total product and services revenue for the three months ended June 30, 2005 and 52% for the three months ended June 30, 2004. International revenue comprised 58% of total product and services revenue for the three months ended June 30, 2005 and 53% for the three months ended June 30, 2004.  Some of the risks we may encounter in conducting international business activities include the following:

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

Some of our products are subject to various federal, state and international laws governing substances and materials in products, including those restricting the presence of certain substances in electronics products. We could incur substantial costs, including fines and sanctions, or our products could be enjoined from entering certain jurisdictions, if we were to violate environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive). The ultimate costs under environmental laws and the timing of these costs are difficult to predict.  Similar legislation has been or may be enacted in other regions, including in the United States, the cumulative impact of which could be significant. We are currently assessing the impact of European environmental regulations on our products and distribution.

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

If our revenue and results of operations are below the expectations of public market securities analysts or investors, then significant fluctuations in the market price of our common stock could occur.  In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies, and which often are unrelated and disproportionate to the operating performance of those companies.  These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 65% of our common stock as of June 30, 2005.  If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.  These actions may be taken even if they are opposed by other investors.  This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause the market price of our common stock to decline.

Changes in stock option accounting rules, if enacted as scheduled, will adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, which may in turn adversely impact our stock price and our ability to attract and retain employees.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective beginning in the first quarter of an issuer’s first fiscal year commencing after June 15, 2005, which for us would be our fiscal quarter beginning January 1, 2006.  SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. We plan to adopt the provisions of SFAS 123R using a modified prospective application. Under a modified prospective application, SFAS 123R will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date are expected to be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 59% of total product and services revenue for the three months ended June 30, 2005 and 52% for the three months ended June 30, 2004. International revenue comprised 58% of total product and services revenue for the six months ended June 30, 2005 and 53% for the six months ended June 30, 2004. As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets.  We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

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

The following table provides information about our investment portfolio.  For investment securities, the table presents cash and cash equivalents and related weighted average interest rates by category at June 30, 2005.

	Amounts	Weighted Average Interest Rate
	(in thousands)
Description
Cash, cash equivalents and short-term investments:
Cash	$32	—
Commercial Paper	15,594	3.20%
Other cash equivalents	1,998	3.03%
Fair Value at June 30, 2005	$17,624

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 11, 2005, CPI, our wholly-owned patent prosecution and licensing subsidiary, commenced a patent infringement lawsuit against Tandberg ASA and Tandberg, Inc. alleging that several Tandberg videoconferencing products infringe three patents held by CPI. The suit was filed in the United States District Court for the Northern District of California.  The three patents involved are U.S. Patent Nos. 5,867,654; 5,896,500; and 6,212,547.  These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management and separate monitors for simultaneous computer-based data sharing and videoconferencing. These technologies are core components of the AvistarVOS video operating system.  In this action, CPI has requested injunctive relief, damages to compensate for past and present infringement, treble damages, costs associated with the litigation and such further relief as the Court deems just and proper. Both of the Tandberg entities answered the Complaint on July 15, 2005, at which time they asserted that they did not infringe the patents and that the patents were  invalid and unenforceable.  The prosecution of this lawsuit may require us and CPI to expend significant financial and managerial resources, and therefore may have a material negative impact.  The duration and ultimate outcome of this litigation are uncertain.

Item 6. Exhibits

(a)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 12th day of August 2005.

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