Form 10-Q
period 2005-09-30
AVISTAR COMMUNICATIONS CORP
filed 2005-11-10
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

At September 30, 2005, 33,722,292 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

as of September 30, 2005 and December 31, 2004

(in thousands, except share and per share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$13,273	$21,656
Marketable securities	1,797	—
Total cash, cash equivalents and marketable securities	15,070	21,656
Accounts receivable, net of allowance for doubtful accounts of $87 and $22 at September 30, 2005 and December 31, 2004, respectively	982	886
Inventories, including inventory shipped to customers’ sites, not yet installed of $24 and $34 at September 30, 2005 and December 31, 2004, respectively	735	737
Prepaid expenses and other current assets	461	454
Total current assets	17,248	23,733
Long-term marketable securities	566	—
Property and equipment, net	346	192
Other assets	287	286
Total assets	$18,447	$24,211

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$612	$1,105
Deferred license revenue	4,264	4,226
Deferred services revenue and customer deposits	1,131	748
Accrued liabilities and other	1,392	1,287
Total current liabilities	7,399	7,366
Long-term liabilities:
Long-term deferred license revenue	13,161	16,331
Total liabilities	20,560	23,697
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at September 30, 2005 and December 31, 2004; 34,903,917 and 34,542,334 shares issued at September 30, 2005 and December 31, 2004, respectively	35	35
Less: treasury common stock, 1,181,625 at September 30, 2005 and December 31, 2004, at cost	(53)	(53)
Additional paid-in-capital	90,450	90,005
Accumulated deficit	(92,545)	(89,473)
Total stockholders’ equity (deficit)	(2,113)	514
Total liabilities and stockholders’ equity (deficit)	$18,447	$24,211

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended September 30, 2005 and 2004

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue:
Product	$842	$713	$2,504	$2,189
Licensing	1,057	—	3,171	—
Services, maintenance and support	992	799	2,598	2,403
Total revenue	2,891	1,512	8,273	4,592
Cost of revenue:
Product	531	344	1,299	1,000
Services, maintenance and support	616	526	1,588	1,469
Total cost of revenue	1,147	870	2,887	2,469
Gross profit	1,744	642	5,386	2,123
Operating Expenses:
Research and development	905	552	2,252	1,808
Sales and marketing	782	597	2,299	1,874
General and administrative	1,621	1,776	4,256	5,075
Total operating expenses	3,308	2,925	8,807	8,757
Loss from operations	(1,564)	(2,283)	(3,421)	(6,634)
Other income (expense):
Interest income	144	12	365	41
Other income (expense), net	(5)	(18)	(16)	(17)
Total other income (expense), net	139	(6)	349	24
Net loss	$(1,425)	$(2,289)	$(3,072)	$(6,610)

Net loss per share - basic and diluted	$(0.04)	$(0.07)	$(0.09)	$(0.20)
Weighted average shares used in calculating basic and diluted net loss per share	33,687	33,335	33,554	32,358

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2005 and 2004

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(3,072)	$(6,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	139	208
Compensation on options issued to consultants	69	18
Provision for doubtful accounts	65	44
Changes in assets and liabilities:
Accounts receivable	(161)	60
Inventories	2	255
Prepaid expenses and other current assets	(7)	175
Other assets	(1)	—
Accounts payable	(493)	(113)
Deferred license revenue	(3,132)	—
Deferred services revenue and customer deposits	383	543
Accrued liabilities and other	105	434
Net cash used in operating activities	(6,103)	(4,986)

Cash Flows from Investing Activities:
Purchase of short-term marketable securities	(1,797)	—
Purchase of long-term marketable securities	(566)	—
Purchase of property and equipment	(293)	(144)
Net cash used in investing activities	(2,656)	(144)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	376	3,707
Proceeds from draw on line of credit	—	750
Repurchases of common stock	—	(2)
Net cash provided by financing activities	376	4,455
Net decrease in cash and cash equivalents	(8,383)	(675)
Cash and cash equivalents, beginning of year	21,656	5,438
Cash and cash equivalents, end of period	$13,273	$4,763

Supplemental Cash Flow Information:
Cash paid for income taxes	$315	$46

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

Basis of Presentation

The unaudited balance sheet as of September 30, 2005 presents the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (ASUK) and CPI, after elimination of all intercompany accounts and transactions.  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from those transactions denominated in currencies other than the United States dollar are included in the statements of operations.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development.  Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty. Acceptance of the Company’s products over time is critical to the Company’s success.  The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $92.5 million as of September 30, 2005.  The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

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

Reclassifications

Certain reclassifications, none of which affected the net loss, have been made to prior period amounts to conform to the current period presentation.

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

Cash, Cash Equivalents, Short- and Long-Term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments and investment securities with original or remaining maturities of one year or more are considered long-term investments. The Company classifies its short- and long-term investments as available for sale with unrealized gains or losses reported as a separate component of stockholders’ equity.   The fair value of the Company’s investments was determined based on quoted market prices at the reporting date for those instruments. Cash, cash equivalents, short- and long-term investments consisted of the following at September 30, 2005 and December 31, 2004 (in thousands):

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
Cash, cash equivalents and short-term investments:
Cash	$1,403	$834
Money Market accounts classified as cash equivalents	5	9,860
Commercial Paper classified as cash equivalents	11,865	10,962
US Government Agencies (average 92 original days to maturity)	800	—
Corporate Notes (average 135 original days to maturity)	997	—
Total cash, cash equivalents and short-term investments	15,070	21,656

Long-term investments:
Corporate Notes (395 original days to maturity)	566	—

Total cash, cash equivalents, short- and long-term investments	$15,636	$21,656

The Company’s cash equivalents at September 30, 2005 consisted of money market accounts and commercial paper.  At September 30, 2005, short-term investments primarily consisted of corporate securities and government securities and long-term investments primarily consist of corporate securities.  At December 31, 2004, all investments had an original remaining maturity of three months or less and are therefore classified as cash and cash equivalents in the accompanying balance sheet. The Company’s cash equivalents at December 31, 2004 consisted of money market accounts and commercial paper.

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s net sales. Sales to these customers as a percentage of total sales were as follows for the three and nine months ended September 30, 2005 and 2004:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Customer A	37%	*	38%	*
Customer B	31%	21%	26%	16%
Customer C	28%	56%	25%	56%

* Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution and restrict placement of these investments to financial institutions evaluated as highly credit worthy.  Concentration of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign customers of Avistar.  As of September 30, 2005, approximately 86% of accounts receivable was concentrated with two customers, each of whom represented more than 10% of the Company’s total accounts receivable balance. As of December 31, 2004, approximately 81% of accounts receivable were concentrated with one customer. No other customers individually accounted for greater than 10% of total accounts receivable as of December 31, 2004.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
Raw materials and subassemblies	$25	$35
Finished goods	686	668
Inventory shipped to customer sites, not yet installed	24	34

	$735	$737

Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of September 30, 2005 and December 31, 2004, the Company had billed approximately $17,000 and $25,000, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer.  Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

Revenue Recognition and Deferred Revenue

The Company recognizes product and services revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9). The Company derives product revenue from the sale and licensing of a set of desktop (endpoint) products (hardware and software) and infrastructure products (hardware and software) that combine to form an Avistar video-enabled collaboration solution.  Services revenue includes revenue from installation services, post-contract customer support, training and software development. The installation services that the Company offers to customers relate to the physical set-up and configuration of desktop and infrastructure components of the Company’s solution. The fair value of all product, installation services, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

Arrangements that include multiple product and service elements may include software and hardware products, as well as installation services, post-contract customer support and training. Pursuant to SOP 97-2, when an arrangement includes multiple elements, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below:

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

If there are any undelivered elements, the Company defers revenue for those elements, as long as Vendor Specific Objective Evidence (VSOE) exists for the undelivered elements. Additionally, per paragraph 14 of SOP 97-2, when the Company provides installation services, the product and installation revenue is recognized upon completion of the installation process and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above, as the Company believes that the fee associated with the delivered product elements does not meet the definition of collectibility if the installation services have not been completed.  Customer confirmation is obtained and documented by means of a standard form indicating the installation services provided and the hardware and software components installed. When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above.

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

The price charged for maintenance and/or support is defined in the contract, and is based on a fixed price for both hardware and software components as stipulated in the customer agreement.  Customers have the option to renew the maintenance and/or support arrangement in subsequent periods at the same rate as paid in the initial year.  Revenue from maintenance and support services is deferred and recognized pro-rata over the maintenance and/or support term, which is typically one year in length.  Payments for services made in advance of the provision of services are recorded as deferred services revenue and customer deposits in the accompanying balance sheet.  Training services are offered together with and independently of the purchase of product.  The value of these training services is determined based on the price charged when such services are sold separately, and training revenue is recognized upon performance of the service.

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

The Company recognizes revenue from the licensing of its intellectual property portfolio based on the terms of the royalty, partnership and cross-licensing agreements involved.  Revenue from licensing of intellectual property, to date, has consisted entirely of payment from Polycom, Inc. pursuant to a settlement agreement and a cross-license agreement dated November 12, 2004, and has been recognized as revenue in accordance with Section 48 and 49 of SOP 97-2, which discusses multiple-element arrangements and the future delivery of unspecified additional software products. As part of the settlement and cross-license agreements with Polycom, Inc., the Company granted to Polycom a non-exclusive, fully paid-up license to its entire patent portfolio. The cross-license agreement includes a five year capture period from the date of the settlement, adding all new patents with a priority date extending up to five years from the date of execution of the cross-license agreement. Sections 48 and 49 of SOP 97-2 provide that (a) a vendor may agree to deliver software currently and to deliver unspecified additional software products in the future, (b) the software elements of the kinds of arrangements discussed in paragraph 48 should be accounted for as subscriptions, (c) no allocation of revenue should be made among any of the software products, and (d) all software product-related revenue from the arrangement should be recognized ratably over the term of the arrangement beginning with delivery of the first product. Polycom, Inc., as part of the settlement and cross-licensing agreements, made a one time payment to the Company of $27.5 million.  A portion of the Company’s legal fees was negotiated with its litigation counsel to be contingent and payable only in the event of a favorable outcome from the Company’s litigation with Polycom.  The Company concluded, based in part on EITF Issue No. 99-19 (Reporting Revenue Gross as a Principal versus Net as an Agent), that the revenue from the settlement and cross-licensing agreement should be reduced by the $6.4 million in contingent legal fees, since the Company did not assume any risk associated with those fees. Accordingly, the net $21.1 million fee paid to the Company by Polycom, Inc. has been deferred and is being recognized as licensing revenue ratably over the five year period beginning November 12, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,425)	$(2,289)	$(3,072)	$(6,610)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(634)	(271)	(1,813)	(1,193)
Pro forma net loss	$(2,059)	$(2,560)	$(4,885)	$(7,803)

Basic and diluted loss per share:
As reported	$(0.04)	$(0.07)	$(0.09)	$(0.20)
Pro forma	$(0.06)	$(0.08)	$(0.15)	$(0.24)

The Company has adopted SFAS No. 123 and SFAS No. 148 for disclosure purposes.  The weighted average fair value of options granted during the nine months ended September 30, 2005 and 2004, estimated on the date of grant using the Black-Scholes option pricing model was $2.68 and $1.10, respectively.  The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have vesting restrictions and are fully transferable.  In addition, option-pricing models require the input of highly subjective assumptions, including a factor to represent expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options.  The fair value of options granted for the three and nine months ended September 30, 2005 and 2004 is estimated on the date of grant using the following assumptions:

Employee Stock Option Plan

	Three and Nine Months Ended September 30,
	2005	2004
Expected dividend	0%	0%
Average risk-free interest rate	3.9%	3.6%
Expected volatility	216 - 225%	120 - 237%
Expected term (years)	4	4

Employee Stock Purchase Plan

	Three and Nine Months Ended September 30,
	2005	2004
Expected dividend	0%	0%
Average risk-free interest rate	3.3%	1.4%
Expected volatility	96%	139%
Expected term (months)	6	6

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

In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations (FASB No. 143). This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact the adoption of FIN 47 will have on its financial statements.

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

3. Line of Credit

On February 27, 2002, the Company entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million under a revolving line of credit. On December 15, 2002, the Company entered into an amendment to the Loan and Security Agreement to increase the maximum funds available under the line of credit to $6.0 million and extend the term of the agreement.  The amended Loan and Security Agreement, as further amended in March 2003, had an expiration date of February 27, 2004.  The agreement, as amended, included a first priority security interest in all the Company’s assets, excluding intellectual property.  Gerald Burnett, the Company’s Chairman and Chief Executive Officer, had provided a collateralized guarantee to the financial institution, assuring payment of the Company’s obligations under the agreement and as a consequence, a number of restrictive covenants from the original Loan and Security Agreement had been deleted, except for quick ratio and loan to value covenants, allowing the Company greater access to the full amount of the facility.  On February 27, 2004, the Loan and Security Agreement was amended to change the maximum borrowings thereunder to $3.5 million, subject to certain quick ratio and loan to value covenants, and to extend the term of the Loan and Security Agreement to February 27, 2005.  In connection with this amendment, Dr. Burnett’s collateralized guarantee was amended to reduce the amount of such guarantee to $3.5 million.  The Loan and Security Agreement and Dr. Burnett’s guarantee expired by their terms on February 27, 2005 with no outstanding borrowings thereunder.

4.  Related Party Transactions

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), has served as a director of the Company since February 2001.  Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997.  During the nine months ended September 30, 2005 and 2004, payments of approximately $98,000 and $101,000, respectively, were made to WSGR for legal services provided to the Company.

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

In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.  Diluted net loss per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method.  The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three and nine months ended September 30, 2005 and 2004, because all such securities are antidilutive (owing to the fact that the Company is in a loss position).  Accordingly, diluted net loss per share is equal to basic net loss per share for all periods presented.

The total number of shares that would have been used in the calculations of diluted net loss per share was 4,039,592 and 1,693,953 for the three months ended September 30, 2005 and 2004, respectively, and 4,176,524 and 1,847,830 for the nine months ended September 30, 2005 and 2004, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months ended September 30,
	2005	2004
Net loss	$(1,425)	$(2,289)
Weighted average shares of common stock used in computing net loss per share	33,687	33,335
Net loss per share basic and diluted	$(0.04)	$(0.07)

	Nine Months ended September 30,
	2005	2004
Net loss	$(3,072)	$(6,610)
Weighted average shares of common stock used in computing net loss per share	33,554	32,358
Net loss per share basic and diluted	$(0.09)	$(0.20)

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

The Company’s chief operating decision maker, its Chief Executive Officer, monitors the Company’s operations based upon the information reflected in the following table (in thousands):

	Avistar	CPI	Total

Three Months Ended September 30, 2005:
Revenue	$1,834	$1,057	$2,891
Gross profit	687	1,057	1,744
Depreciation expense	(51)	—	(51)
Total operating expenses	(2,455)	(853)	(3,308)
Interest income	144	—	144
Net loss	(1,629)	204	(1,425)
Total Assets	18,352	95	18,447

Three Months Ended September 30, 2004:
Revenue	$1,512	$—	$1,512
Gross profit	642	—	642
Depreciation expense	(67)	—	(67)
Total operating expenses	(1,836)	(1,089)	(2,925)
Interest income	12	—	12
Net loss	(1,200)	(1,089)	(2,289)
Total Assets	6,896	59	6,955

Nine Months Ended September 30, 2005:
Revenue	$5,102	$3,171	$8,273
Gross profit	2,215	3,171	5,386
Depreciation expense	(139)	—	(139)
Total operating expenses	(7,055)	(1,752)	(8,807)
Interest income	365	—	365
Net loss	(4,491)	1,419	(3,072)

Nine Months Ended September 30, 2004:
Revenue	$4,592	$—	$4,592
Gross profit	2,123	—	2,123
Depreciation expense	(208)	—	(208)
Total operating expenses	(5,956)	(2,801)	(8,757)
Interest income	41	—	41
Net loss	(3,809)	(2,801)	(6,610)

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 47% and 56% of total product and services revenue for the three months ended September 30, 2005 and 2004, respectively.  International revenue comprised 39% and 54% of total product and services revenue for the nine months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005 and 2004, international revenues from customers in the United Kingdom accounted for 22% and 35%, respectively, of total product and services revenue.  For the nine months ended September 30, 2005 and 2004, international revenues from customers in the United Kingdom accounted for 19% and 34%, respectively, of total product and services revenue. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of September 30, 2005, we hold 68 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:

•                  Revenue recognition;

•                  Valuation of accounts receivable; and

•                  Valuation of inventories.

Revenue Recognition

We recognize product and services revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9). We derive product revenue from the sale and licensing of desktop (endpoint) products (hardware and software) and infrastructure products (hardware and software) that combine to form an Avistar video-enabled collaboration solution. We derive service revenue from fees for installation services, post-contract customer support, training and software development. The installation services that we offer to customers relate to the physical set-up and configuration of desktop and infrastructure components of the Avistar solution. The fair value of all product, installation services, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

Arrangements that include multiple product and service elements may include software and hardware products, as well as installation services, post-contract customer support and training. Pursuant to SOP 97-2, when an arrangement includes multiple elements, we recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our fee is fixed or determinable, and (iv) collectibility is probable. We apply these criteria as discussed below:

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

If there are any undelivered elements, we defer revenue for those elements, as long as Vendor Specific Objective Evidence (VSOE) exists for the undelivered elements. Additionally, per paragraph 14 of SOP 97-2, when we provide installation services, the product and installation revenue is recognized upon completion of the installation process and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above, as we believe that the fee associated with the delivered product elements does not meet the definition of collectibility if the installation services have not been completed.  Customer confirmation is obtained and documented by means of a standard form indicating the installation services provided and the hardware and software components installed. When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above.

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

The price charged for maintenance and/or support is defined in the contract, and is based on a fixed price for both hardware and software components as stipulated in the customer agreement.   Customers have the option to renew the maintenance and/or support services in subsequent periods at the same rate as paid in the initial year. Revenue from maintenance and support is recognized pro-rata over the maintenance and/or support term, which is typically one year in length.  Payments for services made in advance of the provision of services are recorded as deferred services revenue and customer deposits in the accompanying balance sheet. Training services are offered together with and independently of the purchase of product.  The value of training services is determined based on the price charged when such services are sold separately, and training revenue is recognized upon performance of the service.

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

We recognize revenue from the licensing of our intellectual property portfolio based on the terms of the royalty, partnership and cross-licensing agreements involved.  Revenue from licensing of our intellectual property, to date, has consisted entirely of payment from Polycom, Inc. pursuant to a settlement agreement and a cross-license agreement dated November 12, 2004, and has been recognized as revenue in accordance with Section 48 and 49 of SOP 97-2, which discusses multiple-element arrangements and the future delivery of unspecified additional software products. As part of the settlement and cross-license agreements with Polycom, Inc., we granted to Polycom a non-exclusive, fully paid-up, license to our entire patent portfolio. The cross-license agreement includes a five year capture period from the date of the settlement, adding all our new patents with a priority date extending up to five years from the date of execution of the cross-license agreement. Sections 48 and 49 of SOP 97-2 provide that (a) a vendor may agree to deliver software currently and to deliver unspecified additional software products in the future (b) the software elements of the kinds of arrangements discussed in paragraph 48 should be accounted for as subscriptions (c) no allocation of revenue should be made among any of the software products, and (d) all software product-related revenue from the arrangement should be recognized ratably over the term of the arrangement beginning with delivery of the first product. Polycom, Inc., as part of the settlement and cross-licensing agreements, made a one time payment to us of $27.5 million.  A portion of our legal fees was negotiated with our litigation counsel to be contingent and payable only in the event of a favorable outcome from our litigation with Polycom.  We concluded, based in part on EITF Issue No. 99-19 (Reporting Revenue Gross as a Principal versus Net as an Agent), that the revenue from the settlement and cross-licensing agreement should be reduced by the $6.4 million in contingent legal fees, since we did not assume any risk associated with those fees. Accordingly, the net $21.1 million fee paid to us by Polycom, Inc. has been deferred and is being recognized as licensing revenue ratably over the five year period beginning November 12, 2004.

To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank AG and UBS Warburg LLC and their affiliates. In addition, since November 12, 2004, a significant portion of our revenue has come from our recognition of licensing revenue associated with the licensing of our intellectual property portfolio to Polycom, Inc.  For the three months ended September 30, 2005, we recorded revenue of approximately $2.8 million, or 96% of total revenue, from Polycom, Inc., Deutsche Bank AG and UBS Warburg LLC and their affiliates, each of whom accounted for greater than 10% of our total revenue for the three months ended September 30, 2005.  For the three months ended September 30, 2004, we recorded revenue of approximately $1.2 million, or 77% of total revenue, from Deutsche Bank AG and UBS Warburg LLC and their affiliates, each of whom accounted for greater than 10% of our total revenue for the three months ended September 30, 2004.  For the nine months ended September 30, 2005, we recorded revenue of approximately $7.4 million, or 89% of total revenue, from Polycom, Inc., Deutsche Bank AG and UBS Warburg LLC and their affiliates, each of whom accounted for greater than 10% of our total revenue for the nine months ended September 30, 2005.  For the nine months ended September 30, 2004, we recorded revenue of approximately $3.3 million, or 72% of total revenue, from Deutsche Bank AG and UBS Warburg LLC and their affiliates, each of whom accounted for greater than 10% of our total revenue for the nine months ended September 30, 2004. We did not receive licensing revenue from Polycom during the three or nine months ended September 30, 2004. We anticipate that our revenue, and therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers.  As a result, the loss of or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 47% and 56% of total product and services revenue for the three months ended September 30, 2005 and 2004, respectively.  International revenue comprised 39% and 54% of total product and services revenue for the nine months ended September 30, 2005 and 2004, respectively.

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends and the credit quality of our customer base and the characteristics of our accounts receivable by aging category.  If the allowance for doubtful accounts was understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of September 30, 2005, approximately 86% of our accounts receivable balance was concentrated with two customers.  As of December 31, 2004, approximately 81% of our accounts receivable were concentrated with one customer.

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

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	PERCENTAGE OF TOTAL REVENUE
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Revenue:
Product	29%	47%	30%	48%
Licensing	37	—	38	—
Services, maintenance and support	34	53	32	52
Total revenue	100	100	100	100
Cost of revenue:
Product	18	23	16	22
Services, maintenance and support	21	35	19	32
Total cost of revenue	39	58	35	54
Gross margin	61	42	65	46
Operating expenses:
Research and development	31	37	27	39
Sales and marketing	27	39	28	41
General and administrative	56	117	51	111
Total operating expenses	114	193	106	191
Loss from operations	(53)	(151)	(41)	(145)
Other income (expense):
Interest income	5	1	4	1
Other income (expense), net	—	(1)	—	—
Total other income	5	0	4	1
Net loss	(48)%	(151)%	(37)%	(144)%

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenue

Total revenue increased by 91% to $2.9 million for the three months ended September 30, 2005 from $1.5 million for the three months ended September 30, 2004 and increased by 80% to $8.3 million for the nine months ended September 30, 2005 from $4.6 million for the nine months ended September 30, 2004. The increase in the three-month period ended September 30, 2005 was due primarily to the recognition of $1.1 million of revenue related to the licensing of our intellectual property portfolio to Polycom, Inc., and to a lesser degree,  by increased demand for Avistar equipment and professional services from existing customers as compared to the three months ended September 30, 2004. The increase in the nine-month period ended September 30, 2005 was due primarily to the recognition of $3.2 million of revenue related to the licensing of our intellectual property portfolio to Polycom, Inc., supplemented by increased demand for Avistar equipment and professional services from existing customers.  No licensing revenue was recognized in periods prior to November 2004.

For the three months ended September 30, 2005, revenue from three customers accounted for 96% of total revenue, each of whom accounted for greater than 10% of total revenue. For the three months ended September 30, 2004, revenue from two customers accounted for 77% of total revenue, each of whom accounted for greater than 10% of total revenue. For the nine months ended September 30, 2005, revenue from three customers accounted for 89% of total revenue, each of whom accounted for greater than 10% of total revenue. For the nine months ended September 30, 2004, revenue from two customers accounted for 72% of total revenue, each of whom accounted for greater than 10% of total revenue. The level of sales to any customer may vary from quarter to quarter.

We expect that there will be significant customer concentration in future quarters.  The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

Cost of Revenue

The total cost of revenue increased by 32% to $1.1 million for the three months ended September 30, 2005 compared to $0.9 million for the three months ended September 30, 2004. This increase was primarily the result of an 18% increase in product sales and a 24% increase in service revenue.  The total cost of revenue increased by 17% to $2.9 million for the nine months ended September 30, 2005 from $2.5 million for the nine months ended September 30, 2004.

Cost of product revenue increased by 54% to $0.5 million for the three months ended September 30, 2005 from $0.3 million for the three months ended September 30, 2004.  This increase in cost of product revenue for the three month period ended September 30, 2005 was due to the increase in product sales compared to the three months ended September 30, 2004, coupled with an increase in the fixed component of product costs attributable to an inventory adjustment.   Cost of product revenue increased by 30% to $1.3 million for the nine months ended September 30, 2005 from $1.0 million for the nine months ended September 30, 2004.  This increase in cost of product revenue for the nine month period ended September 30, 2005 was primarily due to the increase in direct product costs related to the increase in product sales compared to the nine months ended September 30, 2004, and the aforementioned inventory adjustment of $0.1 million.

Cost of services revenue increased by 17% to approximately $0.6 million for the three months ended September 30, 2005 from approximately $0.5 million for the three months ended September 30, 2004. This increase in cost of service revenue for the three month period ended September 30, 2005 was primarily due to the increase in installation and professional services activities. Cost of services revenue increased by 8% to approximately $1.6 million for the nine months ended September 30, 2005 from approximately $1.5 million for the nine months ended September 30, 2004. This increase in cost of service revenue for the nine month period ended September 30, 2005 was primarily due to the increase in installation and professional services activities, offset by a reduction in software development costs associated with decreased software development contracts.

Gross Margin

Gross margin as a percentage of revenue increased to 61% for the three months ended September 30, 2005 from 42% for the three months ended September 30, 2004. Gross margin as a percentage of revenue increased to 65% for the nine months ended September 30, 2005 from 46% for the nine months ended September 30, 2004. The increase in gross margin as a percentage of revenue in the three and nine month periods ended September 30, 2005 was due in large part to the revenue associated with the licensing of our intellectual property portfolio, which began in the fourth quarter of 2004. Revenue generated from the licensing of our intellectual property portfolio does not have any associated cost of sales. Product gross margin decreased to 37% for the three months ended September 30, 2005 from 52% for the three months ended September 30, 2004. Product gross margin decreased slightly to 48% for the nine months ended September 30, 2005 from 54% for the nine months ended September 30, 2004. The decrease in product gross margin during the three and nine months ended September 30, 2005 was primarily due to increases in staffing and the aforementioned inventory adjustment. Services gross margin increased slightly to 38% for the three month period ended September 30, 2005 compared to 34% for the three month period ended September 30, 2004. The increase in services gross margin during the three months ended September 30, 2005 was due to increased installation and professional services activities. Services gross margin was 39% for the nine month periods ended September 30, 2005 and September 30, 2004.

Operating expenses

Research and development. Research and development expenses increased by 64% to $0.9 million for the three months ended September 30, 2005 from $0.6 million for the three months ended September 30, 2004. Research and development expenses increased by 25% to $2.3 million for the nine months ended September 30, 2005 from $1.8 million for the nine months ended September 30, 2004. The increase in the three and nine month periods ended September 30, 2005 was due primarily to an increase in personnel and personnel related expenses.

Sales and marketing. Sales and marketing expenses increased by 31% to $0.8 million for the three months ended September 30, 2005 from $0.6 million for the three months ended September 30, 2004. Sales and marketing expenses increased by 23% to $2.3 million for the nine months ended September 30, 2005 from $1.9 million for the nine months ended September 30, 2004. The increase in the three and nine month periods ended September 30, 2005 was due primarily to an increase in personnel and personnel related expenses.

General and administrative. General and administrative expenses decreased by 9% to $1.6 million for the three months ended September 30, 2005 from $1.8 million for the three months ended September 30, 2004. General and administrative expenses decreased by 16% to $4.3 million for the nine months ended September 30, 2005 from $5.1 million for the nine months ended September 30, 2004. The decrease in the three and nine month periods ended September 30, 2005 was due primarily to the cessation of legal fees associated with the settlement of our litigation with Polycom, Inc. in November 2004, which resulted in a reduction in our legal expenses, offset by legal expenses incurred during 2005 as part of the litigation with Tandberg ASA and Tandberg, Inc.

Other Income(expense)

Other income (expense), net increased to an income of $139,000 for the three months ended September 30, 2005 from an expense of $6,000 for the three months ended September 30, 2004 and increased to an income of $349,000 for the nine months ended September 30, 2005 from an income of $24,000 for the nine months ended September 30, 2004. The increase in the three and nine month periods ended September 30, 2005 was due to increased interest income associated with our increased balances of cash, cash equivalents, short- and long-term investments.

Liquidity and Capital Resources

We have funded our operations since inception primarily from product and services revenue, the proceeds of approximately $6.4 million from the sale of Series B preferred stock in December 1999, the net proceeds of $31.3 million from our August 2000 initial public offering of common stock, lines of credit with related parties and financial institutions, the proceeds of approximately $5.7 million and $3.6 million from the private sale of our common stock in October 2003 and March 2004, respectively, and the net proceeds of approximately $21.1 million from the settlement and cross-license agreements signed with Polycom, Inc. on November 12, 2004.

We had cash and cash equivalents of $13.3 million as of September 30, 2005 compared to cash and cash equivalents of $21.7 million as of December 31, 2004.  For the nine months ended September 30, 2005 we had an overall net cash outflow of $8.4 million, resulting primarily from net cash used in operations of $6.1 million, and the purchase of $1.8 million of short-term marketable securities and $0.6 million of long-term marketable securities. The net cash used in operating activities of $6.1 million resulted from a net loss of $3.1 million, a decrease in deferred licensing revenue of $3.1 million, a decrease in accounts payable and accrued liabilities and other of $0.5 million, offset by an increase in deferred services revenue and customer deposits of $0.4 million.

At September 30, 2005, we had open purchase orders and other contractual obligations of approximately $0.4 million, primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases. These purchase order commitments and contractual obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due.

The following table represents our future commitments under minimum annual operating lease payments as of September 30, 2005 (in thousands):

Year Ending December 31,	Amount
Fourth quarter of 2005	$205
2006	542
2007	88
2008	—
2009	—
Thereafter	—
Total minimum lease payments	$835

In July 2003, we entered into a non-cancelable operating lease to remain at our current office facility in Redwood Shores, California. The new operating lease commenced on October 1, 2003 and expires on March 30, 2007. The commitments for this lease are reflected in the table above.

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

We currently believe that existing cash, cash equivalents and short-term investment balances will provide us with sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products.  Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of revenue, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, all of which may impact our ability to achieve and maintain profitability.

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

Recent Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS 123(R) will be effective for the us beginning on January 1, 2006. We expect to adopt the provisions of SFAS 123(R) using a modified prospective application. Under a modified prospective application, SFAS 123(R) will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our financial statements.

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

In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations (FASB No. 143). This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently assessing the impact the adoption of FIN 47 will have on our financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.  SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. Although we will continue to evaluate the application of SFAS 154, we do not currently believe adoption will have a material impact on our results of operations or financial position.

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

We incurred net losses of $3.1 million for the nine months ended September 30, 2005, $8.7 million for fiscal year 2004 and $8.6 million for fiscal year 2003.  As of September 30, 2005, our accumulated deficit was $92.5 million.  Our revenue may not increase, or even remain at its current level.  In addition, our operating expenses may increase as we continue to develop our business in the future.  As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers.  If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable. If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.  In addition, if we fail to reach profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

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

Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its usefulness and value.  Our strategy is to pursue additional and larger follow-on orders after these initial orders.  Revenue generated from follow-on orders, exclusive of license revenue, accounted for approximately 100% and 87% of our revenue for the nine months ended September 30, 2005 and 2004, respectively.  Our future financial performance depends on successful initial installations of our system and successful generation of follow-on orders as the Avistar network expands within a customer organization.  If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

Because we depend on a few customers for a majority of our product revenue, the loss of one or more of them could cause a significant decrease in our revenue.

To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank AG and UBS Warburg LLC and their affiliates. In addition, since November 12, 2004, a significant portion of our revenue has come from our recognition of licensing revenue associated with the licensing of our intellectual property portfolio to Polycom, Inc.  Collectively, Polycom, Inc., Deutsche Bank AG and UBS Warburg LLC and their affiliates accounted for approximately 95% of total revenue for the three months ended September 30, 2005, each of whom individually accounted for greater than 10% of such revenue.  For the three months ended September 30, 2004 Deutsche Bank AG and UBS Warburg LLC and their affiliates accounted for 77% of our total revenue, each of whom individually accounted for greater than 10% of such revenue.  For the nine months ended September 30, 2005, Polycom, Inc., Deutsche Bank AG and UBS Warburg LLC and their affiliates accounted for approximately 89% of our total revenue, each of whom individually accounted for greater than 10% of such revenue. For the nine months ended September 30, 2004 Deutsche Bank AG and UBS Warburg LLC and their affiliates accounted for 72% of our total revenue, each of whom individually accounted for greater than 10% of such revenue. We expect to continue to depend upon a limited number of customers for a substantial portion of our revenue.  As of September 30, 2005, approximately 86% of our accounts receivable were concentrated with two customers, each of whom represented more than 10% of our total accounts receivable.  As of December 31, 2004, approximately 81% of our accounts receivable were concentrated with one customer.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 47% of total product and services revenue for the three months ended September 30, 2005 and 56% for the three months ended September 30, 2004. International revenue comprised 39% of total product and services revenue for the nine months ended September 30, 2005 and 54% for the nine months ended September 30, 2004.  Some of the risks we may encounter in conducting international business activities include the following:

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 65% of our common stock as of September 30, 2005.  If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.  These actions may be taken even if they are opposed by other investors.  This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause the market price of our common stock to decline.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 47% of total product and services revenue for the three months ended September 30, 2005 and 56% for the three months ended September 30, 2004. International revenue comprised 39% of total product and services revenue for the nine months ended September 30, 2005 and 54% for the nine months ended September 30, 2004. As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets.  We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

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

Cash and cash equivalents earning interest are subject to interest rate fluctuations. The following table provides information about our investment portfolio and the probable impact of a 10% change in interest rates (in thousands) at September 30, 2005.

			Projected
		Weighted	Annual	Proforma 10%	Proforma 10%
		Average	Interest	Interest Rate	Interest Rate
	Amounts	Interest Rate	Income	Decline Income	Increase Income
	(in thousands)
Description
Cash, cash equivalents and short-term investments:
Cash	$1,403	—
Commercial Paper	11,865	3.75%	445	400	489
Other cash equivalents	5	3.76%	—	—	—
Short-term marketable securities	1,797	4.12%	74	67	81
Total cash, cash equivalents and short-term investments	15,070

Long-term marketable securities	566	4.29%	24	22	27

Fair Value at September 30, 2005	$15,636

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 4. Submission Of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held June 1, 2005, our stockholders approved the following matters:

1.                    A proposal to elect seven (7) directors of the Company to serve for the ensuing year and until their successors are elected or until such director’s earlier resignation or removal.

Nominee	For	Against	Withheld
Gerald J. Burnett	21,465,089		11,607
William L. Campbell	21,465,089		11,607
R. Stephen Heinrichs	54,374,558		11,607
Robert P. Latta	21,357,289		11,607
Robert M. Metcalfe	21,562,435		11,607
Craig F. Heimark	21,562,435		11,607
James W. Zeigon	21,670,235		11,607

2.                    A proposal to ratify the appointment of Burr, Pilger & Mayer, LLP as our independent auditors for the fiscal year ending December 31, 2005.

For	Against	Withheld
26,771,569	2,100	5,200

3.                    A proposal to amend our 2000 Director Option Plan to: (i) provide that annual grants under the plan shall take place on January 1 of each year starting in 2006, (ii) provide that, after the first year, options granted under the plan vest at a rate of 1/48 per month rather than 1/4 per year, (iii) provide that options granted under the plan shall continue to vest and be exercisable for so long as the option holder remains a director or consultant to Avistar, subject to the term of the option; (iv) extend the time period for optionees to exercise options following the date on which they are no longer a director or consultant to Avistar, and (v) to provide the board of directors with the authority to make amendments to the Director Plan applicable to all options granted under the Director Plan, including options granted prior to the effective date of the amendment.

For	Against	Withheld
22,669,017	685,903	19,250

Item 6. Exhibits

(a)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 10th day of November 2005.

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