Form 10-K
period 2005-12-31
AVISTAR COMMUNICATIONS CORP
filed 2006-04-28
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                        .

Commission File Number: 000-31121

AVISTAR COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	88-0463156
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
555 Twin Dolphin Drive, Suite 360
Redwood Shores, California	94065
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 610-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file the reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check One)

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant a shell company (as defied in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2005 was $20,491,504. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 20, 2006, the registrant had outstanding 35,056,045 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference into Part III of this Annual Report on Form 10-K specific portions of its Proxy Statement for its 2006 Annual Meeting of Stockholders.

AVISTAR COMMUNICATIONS CORPORATION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2005

Forward Looking Statements

This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such forward looking statements involve risks and uncertainties. When used in this Report, the words “expects,” “anticipates,” “believes,” “plans,” “intends” and “estimates” and similar expressions are intended to identify forward looking statements. These forward-looking statements include predictions regarding our future revenues and profits, income from settlement and patent licensing , customer concentration, customer buying patterns, research and development expenses, sales and marketing expenses, general and administrative expense, litigation and legal fees, income tax provision and effective tax rate, realization of deferred tax assets, liquidity and sufficiency of existing cash, cash equivalents, and investments for near-term requirements, sufficiency of leased facilities, purchase commitments, product development and transitions, expansion and licensing of our patent portfolio, competition and competing technologies, and financial condition and results of operations as a result of recent accounting pronouncements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Operating Results” or incorporated by reference herein. Avistar Communications Corporation (the “Company,” “we,” or “us”) undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Annual Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

PART I

Item 1.   Business

We were founded as a Nevada limited partnership in 1993. We filed our articles of incorporation in Nevada in December 1997 under the name Avistar Systems Corporation. We reincorporated in Delaware in March 2000 and changed our name to Avistar Communications Corporation in April 2000. The operating assets and liabilities of the business were then contributed to our wholly owned subsidiary, Avistar Systems Corporation, a Delaware corporation. In July 2001, our Board of Directors and the Board of Directors of Avistar Systems approved the merger of Avistar Systems with and into Avistar Communications Corporation (Avistar). The merger was completed in July 2001.

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

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website when such reports are available on the U.S. Securities and Exchange Commission (SEC) website (see “Company—Investor Relations—SEC Information”). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing.

Overview

We develop, market and support an integrated suite of vBusiness—video-enabled eBusiness—applications, all powered by the AvistarVOS™ software. From the desktop, we deliver business-quality interactive video calling, content creation and publishing, broadcast origination and distribution, video-on-demand, and integrated data sharing. The Avistar video and data collaboration applications are all managed by the AvistarVOS video operating system. By integrating video tightly into the way they work, our customers can use our system to save costs and improve productivity and communications within the enterprise and between enterprises to enhance relationships with customers, suppliers and partners. Using AvistarVOS software and leveraging video, telephony and Internet networking standards, Avistar applications are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system directly to enterprises in selected strategic vertical markets, and have focused initially on the financial services industry. Additionally, we have licensed our technology and patents to companies in the video conferencing market. Our objective is to establish our technology as the standard for networked video through direct sales, indirect channel sales/partnerships and the licensing of our technology to others.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent application and issuance. As of December 31, 2005, we hold 70 U.S. and foreign patents, some or all of which have been licensed. We continue to pursue licensing to others in the collaboration technology marketplace.

Industry Background

Globalization, supported by the near ubiquity of communications networks such as the Internet, has allowed companies to lower costs, reach new markets, change business processes (e.g., eBusiness) and distribute and outsource operations. It also has meant increased competition, a faster business pace and less differentiation. These factors, coupled with the difficulty and cost of travel and increased risks due to socio-political uncertainties and pandemic concerns, are causing businesses to look for new tools that will help them increase productivity, take advantage of revenue opportunities, and minimize business continuity risks. Enterprises of all sizes stand to benefit from new and advanced communication and collaboration tools that enable their employees, partners, suppliers and customers to collaborate more effectively and form tighter relationships within and across buildings and over disparate geographies and time zones, recognizing that speed in decision-making and in building trust-based relationships are becoming even more critical in today’s increasingly complex business environment.

For years, enterprises have relied on communication tools used principally in a point-to-point manner, such as telephone and fax. More recently, businesses have also embraced network-based collaboration applications, such as teleconferencing, voicemail and email. The emergence of the Internet has accelerated the adoption of these network-based collaboration applications. The increasing availability and affordability of bandwidth on communication networks is further driving businesses to utilize new communication tools, such as web conferencing, to enhance collaboration among users.

As technology advances and becomes more affordable and modes of communication expand, enterprises are seeking widely deployable and cost effective technology to replicate, at the desktop, the impact of visual communication that occurs in a face-to-face meeting. Individuals generally prefer face-to-face encounters to less personal forms of communication because they can see one another and benefit from the non-verbal cues that speed communication and deepen understanding. This is particularly true for more complex interactions such as negotiations, sales, product development, project management and decision making across geography/functions/cultures. However, in today’s globalized, fast-paced business environment, face-to-face interactions are often forgone due to the difficulty and time required for travel, and the need to act quickly. These time and distance challenges become increasingly difficult to deal with as the number of potential participants increase. Beyond traditional teleconferencing and data sharing communications, attempts to conduct virtual meetings as an alternative to face-to-face meetings have generally been limited to conference room-based video conferencing and web-based data teleconferences. Most individuals do not have immediate access to these video technologies, and the reservation and set-up time make them unlikely to be used on a spontaneous basis.

Limitations of Current Means of Collaboration

To address the growing need for collaboration across distance and time, organizations have resorted to using a patchwork of discrete technologies, including video conferencing and teleconferencing, fax, email, instant messaging, Internet audio and video delivery and data sharing applications. Many of these technologies have been widely adopted, and collectively indicate the need for collaboration tools including networked video. However, these discrete technologies are not good substitutes by themselves for face-to-face meetings and presentations because they do not provide an integrated communications solution that fosters team interaction and delivers critical, time-sensitive information quickly and reliably. By providing face-to-face collaboration in an integrated communications solution, video can speed problem resolution and motivate action, trust and understanding. Additionally, users want to leverage knowledge and expertise by being able to create and publish video content from their desktop, either spontaneously, as with email or voicemail, or in a more formal manner for broader distribution through the Internet or corporate data network.

Although video technologies are already in use at many enterprises, businesses and other organizations require increasingly comprehensive, integrated and scalable video-enabled communication capabilities. For example, video conferencing is often limited to scheduled point-to-point communication from designated rooms or through the use of “roll-about” products, where call set-up procedures, lack of networking, bandwidth requirements and room availability greatly constrain functionality, usability, reliability and efficiency. Few of these video solutions are deployed widely to individuals to support them where and how they normally work—at their desks, integrated into the business applications they use. Usage and adoption of these systems is thus often limited.

Similarly, broadcasting of stored video or television programming at a desktop or in a conference room is of highly varying quality, and generally cannot be added on a real-time basis to a live videoconference. Additionally, the difficulties of creating and publishing video content have limited its use to select groups, if at all.

Elements of a Complete Collaboration Solution

To become a critical tool in the enterprise, a communications solution must first and foremost provide application functionality that boosts worker productivity. It also has to be self service and provide high quality at scale, high reliability, low total cost of ownership, and be available to people where and when they do most of their work, which typically means at their desks. It must also effectively utilize existing and evolving network infrastructure. We believe a complete collaboration solution must provide the following:

Applications and functionality

•       support the applications people use, in the way they use them, to deliver real-time and non real-time self service personal collaboration and visual communication

•       do so in an intuitive, “easy” manner in order to foster expanding usage

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

•       operate and scale cost effectively

•       utilize standard, low cost and widely available hardware components

•       be cost-effective compared to other pervasive forms of enterprise communication such as email

•       deliver cost savings through innovations in support, network and resource management

We believe high quality networked video communication allows businesses to improve collaboration and thereby offers them the opportunity to increase productivity, enhance customer service and revenue generation, and facilitate business-to-business interactions that reduce costs, all on an accelerated basis. We also believe that, just as every organization now relies on a telephone network, and most businesses increasingly rely on the Internet, a market is emerging in which businesses and other organizations will choose to rely on fully integrated video, audio and data collaboration, regardless of networks, to make their business applications more effective.

The Avistar Solution

Avistar’s goal is to video-enable enterprises—a concept we term vBusiness—by delivering a suite of video applications which support users where and how they work with a self-serve, easy-to-use system that fosters usage and adoption. It is through a tight coupling of various forms of video into daily work processes that we believe the benefits described above can be realized. To fulfill this, we deliver a video collaboration platform enabled by a unique architecture and powerful software—the AvistarVOS video operating system. This software provides a comprehensive, integrated suite of video applications that include on-demand access to interactive video calling and conferencing, content creation and publishing, broadcast origination and video distribution, and video-on-demand, as well as data sharing, presence-based directory services and network management. These applications support users within and amongst enterprises and over data networks, telephony networks and the Internet. Our system architecture is open and flexible in order to embrace continued technological innovation and standardization. It is designed to use existing and emerging communication and video standards such as session initiation protocol, or SIP. It also provides customers the choice and flexibility in designing and implementing network topologies to best deliver high-quality video applications to desktops across the entire enterprise.

Avistar has built a complete video collaboration solution that is delivering business-quality video to thousands of desktops across hundreds of buildings. Each of our applications can be used, integrated and managed in conjunction with one another. People often conceive of video in the enterprise only as two-way, real-time conferencing. Our system allows broadcast video to be included in a video call, and allows the entire session to be recorded simultaneously, and made available as stored video. Our system joins users in a high-quality video network to improve their ability to solve complex problems, connect to co-workers, customers and suppliers, manage large projects and quickly act together on opportunities. Our system does this cost effectively and reliably, and is designed to be able to serve the wide range of businesses from a single office operation to global corporations with branch offices and/or geographically dispersed operations.

Interactive video calling.   Our system allows users to participate in spontaneous interactive video collaborations from their desktops. Users can simultaneously see multiple participants in windows on their workstations or an external monitor. Additionally, our system provides full duplex audio, which allows multiple users to speak and hear each other clearly at the same time. The desktop window can be divided into four quadrants, to permit up to three other video sources. These sources can include other participants in real-time, broadcast content or recorded video. The participants can include individual users or conference-room groups located at multiple sites and/or various enterprises, all without requiring advance reservations or conferencing services. Each participant has the full ability to utilize all the call functions of the system, such as adding or removing participants. The system supports the communications needs of users by allowing them to add a third or fourth participant into a call spontaneously for a quick conference, and then revert back to a two party call. This ability helps speed decision-making and leverages the knowledge of experts. As an example, a sales trader can be on a video call with a client portfolio manager and spontaneously add a research analyst to the call for added insight on a particular security, then drop the analyst and add a trader to review execution strategy.

Video content creation and publishing.   With our solution, users can create and publish video content from their desktops by recording themselves, recording a multi-point conference or adding commentary to a broadcast and recording the entire session. Recorded content can be played back on demand, and can be published in various forms inside and outside the enterprise. This includes video emails, called vBriefs, which allow users to easily create video messages which recipients, with common mail clients and browsers, can watch. This helps differentiate and highly personalize the sender’s email. As an example, research analysts can record introductory commentary and distribute their research reports in a way that cuts through the email clutter of their audiences’ inbox. Similarly, video can be simply and quickly be published to web sites from a user’s desk.

Interactive broadcasts and presentations.   Interactive broadcasts, introduced during 2005, allow moderated presentation to an audience of viewers, who have the ability to send questions to the presenters. Moderators can dynamically control who’s presenting, bring audience members into the broadcast, select what views are broadcast, and monitor questions. Sales meetings, training seminars, analyst reports, management presentations and live news broadcasts can be delivered real-time to every user’s workstation and streamed to browser-based users. For example, a customer employed its Avistar video network to maximize the reach and impact of an educational seminar. The customer broadcast the seminar to an estimated 300 desktops and meeting rooms, with more than 2,000 employees and clients watching in the United States and Europe. As another example, one customer has shifted its international sales meetings to broadcasts and recorded presentations on its Avistar system, thereby saving travel time and costs, while expanding the broadcast to a wider audience. Additionally, video feeds from broadcast TV channels or other video sources can be distributed to users through the Avistar system.

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

Integrated data sharing.   In addition to viewing the four quadrants of our video window, multiple users can simultaneously create and annotate a shared document using text or drawing tools color-coded specifically for each user. All participants can access the contents of any shared window and save the marked changes for later reference. Our system can also be utilized in conjunction with other application-sharing programs that utilize data networks or the Internet including popular web-based data collaboration solutions. As one example, while participating in an interactive video call, users can access Microsoft NetMeeting’s application sharing capabilities through a button on our tool bar, and jointly view and edit a document. Multiple design engineers, for example, can share a technical drawing in order to resolve an issue with a defective part.

Our system has the following key features necessary to make integrated video collaboration effective:

Easy to use interface.   Our applications combine the rich interaction of a face-to-face meeting with a self-service interface that’s as easy to use as the telephone. Key features include:

•       Click-to-connect simplicity. To initiate calls or add another user to a session already underway, a user simply clicks on either a “direct connect” button or a name in the directory. Standard telephone-like features such as hold, hang-up, forward, “leave message” or “begin another call” are all completed with the click of a mouse, or keyboard shortcuts. Additionally, anyone on an Avistar network can initiate a video call to the desktop of colleagues, customers, suppliers and others on other Avistar networks. If the person being called is logged-in but unavailable, users can leave a personalized call back message that allows the person to automatically return the video call without having to look up the address. A portion of this functionality is protected under certain patents held by CPI.

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

•       Comprehensive directory. The Avistar network directory is a comprehensive list of Avistar numbers that can be called with a click. All users currently logged into an enterprise’s Avistar network will be shown, providing immediate ‘presence’ information as to availability. The global directory can be tailored to include only a subset of a more specific business’ community of users. In addition, a private directory feature allows users to create their own directory and reach frequently called parties with a one-click “direct connect” tool. Both global and private directories can also include other non-Avistar sites that use standards-based video conferencing systems. Through the Avistar Community Exchange and AvistarVOS Proxy products, presence information can be shared across participating organizations. The result is one-click, presence-based, cross-enterprise calling which helps form a community of users. A portion of this functionality is protected under certain patents held by CPI.

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

Seamless integration of system applications.   All of our applications are seamlessly integrated with one user interface. As a user adds an additional video source during an ongoing video call—such as an additional live participant, a one-way broadcast or a stored video clip—there is virtually no delay in launching another application or downloading data. In addition, each application is synchronized with the others so that all participants in a video call see and hear the same content simultaneously. Thus, recorded or broadcast video can be added to a live session and shown to all participants. The entire session can also be recorded. Our system enables common network and application management, so the same directory can be used for two-way calls, one-way broadcasts and data sharing in the same session. Usage can be determined with our integrated call-reporting tool that provides summary data for analysis and cost management. A portion of this functionality is protected under certain patents held by CPI.

Office tools integration.   Our video application can be tightly linked into common collaboration software tools such as Microsoft Office and IBM Workplace Managed Client. As a partner with IBM and Microsoft, we have integrated our applications functionality with these products to add video communication options to common applications such as email, contacts, and calendar events. Thus while in the context of reading an email or looking up a contact, the user can initiate a video call to that person.

Network management.   Our network architecture provides system administrators with the ability to flexibly and proactively manage each of the various components of the network. Within our system, the most costly and complex equipment and software applications are shared as networked resources. This arrangement allows for redundancy and dynamic allocation of these resources to users who need them, and ensures that users experience the best video quality possible at the highest reliability and lowest cost of use. Servers and switches can be maintained, installed and repaired centrally, and many network support functions can be performed remotely over the data network, thereby limiting the disruption of service to an individual user. Similarly, additional desktops and meeting rooms can be easily and inexpensively added to the Avistar network, with those new users concurrently added to the Avistar directory. Additionally, our software makes call routing decisions to minimize communications costs and control bandwidth utilization. A portion of this functionality is protected under certain patents held by CPI.

We believe our solution includes the following benefits to our customers:

•       Speed business processes. We provide a fully integrated Internet protocol-based video collaboration solution that seamlessly allows individuals to make video calls, view broadcasts and create, store and access video content or other forms of data from the desktop making visual communications widely and easily available which can speed business processes by enhancing collaboration and communication.

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

•       Improved productivity and revenue generation. Our system helps companies increase the productivity of their employees and accelerate time critical decision-making. By creating a network of Avistar users, our customers can have face-to-face meetings within the enterprise and with customers and partners, without the costs and time delays of travel. Negotiations, sales, advisory services, decision-making and other persuasive communications are more effective when done face-to-face. Our solution allows interactions to happen in real-time, speeding up the manner in which business is done, freeing up time for employees, enhancing business-to-business communications, and potentially increasing revenue generation.

•       Enhanced customer and partner relationships. Our system helps companies to be more responsive to and develop stronger business relationships with their customers, partners and suppliers. An Avistar call is generally as easy and reliable as a telephone call, while being more personal. One of our customers has provided Avistar networks to their clients and business partners, including offshore outsource partners, in order to facilitate interactions and improve relationships.

•       Opportunity to leverage existing and future communication infrastructures. We provide an open architecture that uses existing standards and is designed to take advantage of emerging standards. Our system integrates into our customers’ existing network communications infrastructure, and supports the protocols a company may choose to use for video broadcasts, data sharing and the transport of information. However, video quality varies depending on the protocol selected. Our system utilizes existing data networks for transporting video, and is designed to support real-time digital networking and video transmission. We have designed our system to continue to work with Internet protocol-based technologies as standards evolve and quality of service improves. We expect this flexibility, together with simplified software and hardware at the desktop, to allow companies to make effective use of their existing local area and wide area networks, as well as their next generation networks.

•       Better communication to face new business challenges such as globalization, business continuity planning, and distributed locations. Within global corporations, professionals collaborate daily with customers, partners and associates who are often located in different offices and/or different time zones. This has increasingly become the case as firms, due to economic and security concerns, have restricted travel, begun decentralizing their personnel across a more distributed set of locations, taking advantage of lower costs of real estate and increased business resiliency with distributed operations, and shifted more operations to outsourcing providers. In this context, critical information must be delivered on a timely basis and without confusion, as smoothly as if colleagues were working together in person. By offering a combination of conference room and desktop systems, Avistar’s video product suite enables companies that are reducing travel and/or distributing their operations to easily and quickly connect small, remote offices to the central organization and still benefit from face-to-face interaction. Based on our experience in helping existing customers choose their optimal configurations, we are able to advise new customers on setups and configurations that will be most effective for a large central office, a small branch office, an outsourcing provider, or other remote locations.

System Architecture and Technology

Our networked video system is based on our eighth major release of our open architecture, which enables users to communicate visually using various networking protocols and transport media, including IP networks and the Internet. We developed our architecture to address the necessary elements of a complete video-enabled collaboration solution.

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

Our software platform supports this consolidation and evolution by integrating industry standards for audio, video and data transport, but separating them from application functionality and system management. This allows the video operating system to manage the interoperation and transcoding of various standards to seamlessly integrate video, audio and data into complex applications, and not be limited by the functionality built into one particular, application-specific standard. It also allows the system to accommodate new and evolving standards with minimal disruption. Current industry and widely accepted proprietary standards supported include H.263, H.320, H.323, SIP, NTSC, PAL, MPEG, Microsoft Windows Media Video and Real Networks RealMedia.

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

Our system uses TCP/IP, the standard Internet protocol, for initiating video calls, scheduling and starting broadcast presentations, and managing the creation and access of stored video materials. In addition, we use TCP/IP for overall systems and network management throughout our software platform. This approach allows us to deliver connectivity throughout an enterprise and allows us to leverage existing Internet infrastructure. For delivery of live high-quality video streams in the local area network, we offer a choice of IP or traditional circuit switched technologies, including the ability to mix and match network types. With Avistar, customers can successfully deploy desktop video across the enterprise, even if portions of their network, in older buildings for example, aren’t capable of supporting real-time video on their data networks. We use our gateways to translate between the various network technologies used in our system. These gateways are managed and controlled by our systems software with TCP/IP-based protocols.

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

Because of the tight integration of various video network components, namely, IP or circuit-switched endpoints, the Avistar Switch, Media Server, Conference Center, and gateways, all controlled by the AvistarVOS software, our architecture has the following key features:

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

•       Transport standard independence: Our system selects the appropriate transport standards for transmitting information over networks to help deliver the highest quality video possible and full duplex audio in the most efficient manner. For example, the AvistarVOS software automatically exchanges information among servers and switches to determine the best network route for video calls. For the transport of video over a local area network, our system uses either data networks with our IP Endpoints or existing spare Ethernet wires to deliver standards-compliant television quality signals with our circuit-switched endpoints. This allows customers to choose the transport type to best fit their network capabilities in the local area. In a wide area network, we use industry video compression standards across the public telephony network, a customer’s private IP network, or VPN’s or the Internet. Product releases during 2005 enhanced our ability to support mobile and home workers who may have lower bandwidth connections. For the transmission of recorded content on corporate data networks or via the Internet, our system uses standard digital storage formats and transport technologies.

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

•       Evolves with digital technology: Our AvistarVOS software is designed to facilitate utilization of all-digital, local area networks, including Internet protocol video transmission, where sufficient bandwidth and quality of service (QOS) are available. This all-digital system also maintains compatibility with our existing circuit-switched video networks. The AvistarVOS software allows evolution of the transport of audio and video based on the customer’s local area data network capabilities. A simple and inexpensive swap of endpoint hardware allows customers to migrate to all IP networks, while preserving the same user interface system functionality.

System Products and Applications

Our system-level products and applications consist of shared resources and a network of desktop and conference room endpoints which connect to each other and these shared resources.

Shared Resources

Like the architecture of most data networks, our system is designed to maximize the use of shared resources on the network. This configuration results in a desktop that is not burdened with processor-intensive software and hardware. Each user can access higher quality software, gateways, multi-point conference centers, media servers and video broadcasts with lower per user acquisition and management costs than is possible with non-networked video solutions. These devices are expected to move to software-only resources over time. These shared resources consist of the following products and applications:

Infrastructure, Server and Software Products

•       AvistarVOS Server. All systems require AvistarVOS Server software. It enables the seamless integration of video applications, comprehensive network and bandwidth management and administration. The AvistarVOS software supports a highly-distributed topology, and multiple instances may be deployed. Digital IP endpoints require network access to servers running AvistarVOS software configured for IP endpoints. Servers in the Avistar Switch also run instances of AvistarVOS Server software as noted below.

•       Avistar Switch. Each Avistar switch runs the AvistarVOS Server software that provides application services and network management. The Switch hosts shared video services and infrastructure such as Avistar conference centers, media servers, gateways, television broadcasts, VCR’s and other video services which are accessed by both types of endpoints. It also serves as the video switch for our local area circuit-switched network, connecting video calls placed among Avistar desktop and conference room users. Each switch supports up to 120 circuit-switched desktop users and/or conference rooms, and switches can be networked together in a building or campus to scale to many hundreds or even thousands of users. With IP endpoint deployments, a switch is required only for video services beyond point-to-point calling and may be located anywhere with appropriate network access.

•       Avistar Gateways. Gateways provide connectivity to the wide area network for circuit-switched endpoints, interoperability with third-party video systems that are H.320 or H.323 compliant, interoperability between IP endpoints and circuit-switched endpoints, and access to shared video services for IP endpoints. The gateways support various protocol standards, using public telephony, TCP/IP networks or the customer’s private networks.

•       Avistar Conference Center. Our conference center enables multi-point conferences for up to four video sources, with continuous presence that allows all participants to see and hear one another continuously and simultaneously. Multiple conference centers can be installed on each switch to support a corresponding number of simultaneous multi-party calls. Conference centers also support interactive broadcast functionality.

•       Avistar Media Server. Our media server allows users to create, publish and view video content from any desktop or conference room. Any form of video, including a four-way video call, can be saved on the media server in high quality, digital MPEG format. Any user can retrieve and replay video at any time from the media server using the desktop Avistar interface or any industry standard MPEG player. The Avistar Media Server also has a publishing capability, allowing Avistar users to publish video content on intranets, extranets or the Internet, including web servers, video servers or content distribution networks. Publishing to vBrief™ video email messages is one example. The Media Server software manages format plug-ins to simplify transcoding to other video standards and formats, such as Real Networks and Microsoft Windows Media Video.

•       Avistar Interactive Broadcast. Our interactive broadcast feature, enhanced during 2005, allows Avistar desktop or conference room users to broadcast one-way, real-time presentations to an audience of other Avistar users at both local and remote sites. A Moderator UI panel includes an audience list, a text-based chat-back channel for viewer questions, broadcast view control, and the ability to drag and drop presenters and viewers into and out of the broadcast. An individual or a conference call can be broadcast to thousands of users, and, via third party products, to be streamed simultaneously over the Internet.

•       Avistar Directory Software. Our directories allow a user to place a video call by simply clicking on a name in the user’s directory of local and remote Avistar users. If the other party is logged-on, our system will route the call to the correct location over the local area network or the wide area as appropriate. The user can look up addresses in private and global address books, utilize browser style type-in boxes, and access speed-dial ‘direct connect buttons’. This server-based directory integrates with LDAP directories, simplifies administration, and allows users to get started quickly, without having to manually enter many video phone numbers into their desktop directory.

•       Avistar Community Exchange and AvistarVOS Proxy. These products provide secure, cross-enterprise communications between independent Avistar systems. This provides directory and presence information and system resource reservation for easy and fast connections between firms. These products facilitate the building of communities of video-enabled users across enterprises

•       Shareboard® Software. Our Shareboard application allows users to collaborate on graphics, data or text during a video call. By clicking on the “share” button, users are linked to the Shareboard data sharing application. Users can share any application window or image with all conference participants, see all users’ color-keyed pointers and text and paintbrush annotations, and save or print shared images from any desktop or conference room.

•       Avistar Call Reporting System. With our web-based call reporting system, our customers can track all calls logged by our servers. Reports show call details, device usage and calls by user, all viewable from any Web browser. Reports can be customized and stored for future or specialized analysis.

Desktop and Conference Room Endpoint Products

Client PC’s run the AvistarVOS Client software applications, including Avistar Conference, the primary user interface to server-based video applications. Endpoints access video services managed by the AvistarVOS Server software through the AvistarVOS Client software and Client Access Licenses. Endpoints are either IP (digital) or circuit-switched (analog).

Desktop Endpoints.   The standard Avistar two-way desktop system consists of the following hardware components:

•       A high quality camera with built-in directional microphone;

•       A video codec (with IP endpoints for signal compression and decompression) or video network interface unit (with circuit-switched endpoints) with ports for camera, microphone, speakers, auxiliary video and audio, headset, built in echo-cancellation circuitry and full duplex audio, without requiring a headset; and

•       IP endpoints display video either directly on a computer display or external monitor. Circuit-switched endpoints include a video overlay card that allows video to be viewed from a computer or an external monitor.

Avistar Room Systems.   We deliver complete video systems for a wide range of room sizes and layouts. We believe that one key advantage of our system is that the interface used in a conference room system is consistent with the interface used on individual desktops, allowing for all forms of video-enabled communications: interactive video calling, content creation and publishing, broadcasting and video-on-demand. Therefore, desktop users are familiar with the controls used in Avistar room systems and do not need additional training to operate the room system, nor do they need an additional technician to set-up and connect conference room calls (as is common with traditional room systems). In addition, since rooms are simple additional nodes on the network, they can be less expensive than self-contained, traditional room systems.

Customers

As of December 31, 2005, we have licensed and recognized revenue with respect to over 11,000 end-users at over 400 customer sites in approximately 150 cities in over 40 countries. Because many of our customers operate on a decentralized basis, decisions to purchase our systems are often made independently by individual business units. As such, a single company may represent several separate accounts and multiple customer sites may relate to the same company.

For the year ended December 31, 2005, UBS Warburg LLC and its affiliates and Deutsche Bank AG and its affiliates accounted for 45% and 39% of our total revenues, respectively. For the year ended December 31, 2004, Deutsche Bank AG and its affiliates represented 55% of our total revenue and UBS Warburg LLC and its affiliates accounted for 16% of our total revenue. For the year ended December 31, 2003, Deutsche Bank AG and its affiliates represented 62% of our total revenue. The level of sales to any customer may vary from quarter to quarter, and we expect that significant customer concentration will continue for the foreseeable future. The loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could have a material adverse impact on our financial condition or results of operations.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia comprised 63%, 52% and 58% of total revenue for 2005, 2004 and 2003, respectively. For 2005, 2004 and 2003, revenues to customers in the United Kingdom accounted for 23%, 31% and 40% of total revenue, respectively.

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

Financial information regarding these segments is provided in Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K. Financial information relating to revenues and other operating income, net loss, operating expenses and total assets for the three years ended December 31, 2005, can be found in Item 6 “Selected Financial Data” and also in our Consolidated Financial Statements attached hereto.

Sales and Marketing

Sales.   We have a direct sales force in the United States and Europe consisting of sales managers located in New York, New York and London, England. Sales managers have direct responsibility for selling and account management, system utilization and expansion at existing customer sites.

Indirect Sales.   Through our partnership organization, we seek to build a set of relationships with strategic partners and value added resellers, in order to establish and the expand an indirect channel of sales for our products

Marketing.   Our marketing efforts are directed towards select vertical markets, with a current emphasis on the financial services industry. We have identified specific collaboration needs for enterprises, specific to the vertical market. We then help our customers understand how our system can satisfy these needs, thereby increasing the number of users. We emphasize initiatives to develop market awareness of our system and services, as well as increased usage of our installed systems. We also use marketing programs to build recognition of our corporate brand, foster partnerships and promote our technology in regards to licensing opportunities.

Installation, Maintenance, Training and Support Services

We provide a wide variety of services for installation, design and adoption of our video communications products. This may include the analysis of workflows in order to identify patterns of collaboration between workgroups so that the best configuration of networked resources can be designed and implemented for the enterprise. We generally install our systems for new customers. In an increasing number of cases, our customers’ information technology group or services partner install follow-on orders. In the future, we expect our customers or their services partners will increasingly perform the installation of additional systems.

The installation that we offer to our customers as a separately-priced service relates to the physical set up and configuration of desktop and infrastructure components of our solution. To accomplish this activity, our representatives frequently interface with the customer’s internal Information Technology (I.T.) staff and external suppliers, in order to provide for connectivity to the customer’s local and wide area networks, and for the physical placement (arranging for rack space and appropriate environmental conditions) and connections between the various components purchased. The effective operation of software and hardware is checked by our staff during this installation process. Although the “work time” of this activity at a single location may be only one or two days, the coordination necessary for accommodating the equipment and establishing connectivity frequently creates cycle times of between two and six weeks from product shipment to installation at the customer’s site.

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

Backlog

The estimated backlog of product orders believed to be firm was $100,000 at December 31, 2005 and $700,000 at December 31, 2004. We expect most of the orders as of December 31, 2005 will be shipped in the first two quarters of 2006. Backlog is not necessarily indicative of past or future operating results.

Research and Development

We believe that strong system development capabilities are essential to our strategy. Our research and development efforts focus on enhancing our core technology, developing additional applications, addressing emerging technologies, standards and protocols, and engaging in patent and licensing activities. Our system development team consists of engineers and software developers with experience in video and data networking, voice communications, video and data compression, email and Internet technologies. We believe that our diverse technical expertise contributes to the highly integrated functionality of our system. Research and development expenses were $3.5 million in 2005, $2.6 million in 2004 and $2.4 million in 2003. We expect to devote a significant amount of our resources to research and development in the foreseeable future.

Manufacturing

We use contract manufacturers to produce and/or purchase components, and to perform some material assembly. Our operations staff develops manufacturing strategies and qualifies and audits manufacturing processes and suppliers. We work with our contract manufacturers to reduce manufacturing costs and to resolve quality control issues, as we perform the final assembly and testing of our standard products. We believe our manufacturing strategy enables us to utilize the manufacturing capabilities of our contract manufacturers, while allowing us to focus on rapid system development and deployment, software architecture and development of video communication applications. We use third party, commercially available camera components, microphones, speakers and monitors for desktop and room systems, as well as third party compression and decompression components for our gateways.

Intellectual Property and Proprietary Rights

Our ability to compete, and to continue to provide technological innovation depends substantially upon internally developed technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as licensing, non-disclosure and other agreements with our consultants, suppliers, customers and employees, to protect our technology. We believe that other factors such as the technological and creative skills of our personnel, new system developments, frequent system and feature enhancements and reliable system support and maintenance are also essential to maintaining our leadership position in technology.

We have pursued registration of our key trademarks and service marks in the United States, the United Kingdom and certain other European countries, and intend to pursue additional registrations in additional countries where we plan to establish a significant business presence. We own several United States, Canadian and United Kingdom trademarks, including Avistar and the Avistar logo, AvistarVOS, Shareboard, vBrief and The Enterprise Video Company.

Through Collaboration Properties, Inc., our wholly owned subsidiary, as of December 31, 2005, we held 25 United States patents and 45 non-United States patents. The patents that have been issued expire at varying dates between 2013 and 2019. In addition, numerous patent applications are pending in the United States and several other jurisdictions. Specifically, these patent applications, some of which relate to and claim priority from an application originally filed in 1993, include both method and apparatus claims. These patents and pending patent applications disclose and/or claim aspects of our analog or digital desktop video conferencing technology, video and multimedia storage technology for messaging and publishing, directory services, and public wide area networking access, switching and architecture. A portion of these technologies is currently utilized in our system. To date, CPI has focused on expanding our patent portfolio and expediting patent issuance. We plan to continue these efforts and to seek to license our patents to reinforce the adoption of our technology.

We generally enter into confidentiality, license and nondisclosure agreements with our employees, consultants, prospective customers, licensees, and partners that seek to limit the use and distribution of our proprietary materials and prohibit reverse-engineering of our proprietary technologies. In addition, we control access to and distribution of our software, documentation and other proprietary information. Several of our license agreements with our customers require us to place our software source code into escrow. In these cases, these agreements provide that these customers may be entitled to retain copies of the software, and have a limited non-exclusive right to use and/or reproduce, maintain, update, enhance and produce derivative works of the software source code under the terms of the agreements if we fail to cure a contractual breach by us on a timely basis, or if we become the subject of a bankruptcy or similar proceeding.

We maintain a strong working relationship with vendors whom we identify as key suppliers, and assign preferred provider status to these vendors under agreements that secure ordering and extended warranty rights for us.

Competition

The market for video collaboration products and systems is highly competitive and fragmented. As a result of advances in technology, increases in communications capability and reductions in communications costs in the past several years, the market is now characterized by many competitors, rapidly changing technology, evolving user needs, developing industry standards and protocols and the frequent introduction of new products and services. Within the market for video collaboration products and systems, we compete primarily with Polycom, Inc., Tandberg Inc. and Emblaze-VCON Ltd.

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

Employees

As of December 31, 2005, we had 77 employees, including personnel dedicated to research and development, customer service, including installation and support services, sales and marketing, and finance and administration. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing, and senior management personnel, none of whom are obligated to remain with us by an employment agreement. The loss of the services of one or more of our key employees could harm our business.

Executive Officers

Our officers and their ages as of December 31, 2005 were as follows:

Name	Age	Position
Gerald J. Burnett	63	Chairman of the Board and Chief Executive Officer
William L. Campbell	57	Vice Chairman, and Chief Operating Officer and Secretary
Robert J. Habig	51	Chief Financial Officer
J. Chris Lauwers	45	Chief Technology and Product Officer
Anton F. Rodde	63	President, Collaboration Properties, Inc.
Robert T. Garrigan	44	Vice President, Sales
Stephen F. Arisco	47	Vice President, Operations and Customer Support

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

William L. Campbell is one of our founders and has been a member of our Board of Directors and our Executive Vice President since March 2000. He has been our Corporate Secretary since June 2001 and served as our interim Chief Financial Officer from April 2001 to May 2001. He has been Chief Executive Officer of CPI since December 1997. In July 2005 he received the title of Chief Operating Officer. Mr. Campbell holds a B.S. in general engineering from the U.S. Military Academy and an M.S. in management from the Sloan School of the Massachusetts Institute of Technology.

Robert J. Habig has been our Chief Financial Officer since May 2001. He had previously served as Chief Financial Officer at think3 Corporation, a private computer-aided design software company from March 1999 to February 2001, as Chief Financial Officer at CrossWorlds Software, Inc., an enterprise software company from July 1998 to February 1999, as Executive Vice President at First Data Corporation, a financial transactions processing company, from May 1997 to June 1998, as a business unit Chief Financial Officer at AlliedSignal Corporation, an automotive, aerospace and chemical manufacturing company from 1994 to 1997, and held a number of positions with PepsiCo from 1979 to 1994. Mr. Habig holds a B.A. in economics and business from Lafayette College and an M.B.A. from the Simon Graduate School of Business at the University of Rochester.

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

Anton F. Rodde has been the President of Collaboration Properties, Inc., since December 2003. Prior to joining CPI, he served as President and CEO of Western Data Systems, an ERP software company, from 1991 to 2003, as President and General Manager of several subsidiaries of Teknekron Corporation, a technology incubator, from 1984 to 1991, as founder and President of Control Automation, a robotics company, from 1980 to 1984, and held a variety of technical and management positions at AT&T from 1970 to 1980. Mr. Rodde holds a B.S. in physics from Benedictine University and an M.S. and Ph.D. in physics from the Illinois Institute of Technology.

Robert Garrigan joined Avistar in May 2005 as Vice President of Sales. Prior to joining Avistar, Mr. Garrigan was senior vice president of sales at The NewsMarket, Incorporated, a broadcast news distribution service delivering video content for Fortune 500 companies, and government and non-government organizations via an Internet-based platform from September 2004 to May 2005. With over twenty years of experience, Mr. Garrigan has held senior positions at Thomson Financial in both the US and Europe and with IntraLinks in New York. Mr. Garrigan holds a B.A. in Economics from State University of New York.

Stephen F. Arisco has been our Vice President of Operations and Customer Service since February 2000. He previously served as the Director of Operations and Customer Service of Avistar Systems from December 1997 to January 2000. From 1987 through December 1997, he was Director of

Customer Service and Operations at TRW Financial Systems, Inc., a systems integration company. Mr. Arisco holds a B.S. in Business from the University of Phoenix.

Item 1a.   Risk Factors

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

We incurred net losses of $5.2 million for 2005, $8.7 million for 2004 and $8.6 million for 2003. As of December 31, 2005, our accumulated deficit was $94.6 million. Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business in the future. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers through both direct and indirect sales channels. If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable. If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, if we fail to reach profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

General economic conditions have and may continue to reduce our revenues and harm our business.

The international economic environment has negatively affected our business in the past, and may continue to do so in the future. During the most recent economic slowdown, which began in 2000, the investment banking industry suffered a sharp decline, which caused many of our existing and potential customers to cancel or delay orders for our products. Although the U.S. economy has improved, our customers and potential customers may continue to delay ordering our products, and we could fall short of our revenue expectations for 2006 and beyond. Slower growth among our customers, constraints on our customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had and could in the future have a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

Our lengthy sales cycle to acquire new customers or large follow-on orders may cause our operating results to vary significantly and make it more difficult to forecast our revenue.

We have generally experienced a product sales cycle of approximately five months for new customers or large follow-on orders from existing customers due to the time needed to educate customers about the uses and benefits of our system, and the significant investment decisions that our prospective customers must make when they decide to buy our system. Many of our prospective customers have neither budgeted expenses for networked video communications systems, or for personnel specifically dedicated to the procurement, installation or support of these systems. As a result, our customers spend a substantial amount of time before purchasing our system in performing internal reviews and obtaining capital expenditure approvals. Economic conditions over the last several years have contributed to additional deliberation and an associated delay in the sales cycle.

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

Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its usefulness and value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Product revenue generated from follow-on orders accounted for approximately 99% of our revenue in 2005, 78% in 2004 and 96% in 2003. Economic conditions have contributed to decreases in our clients’ capital spending in the past, and we have experienced a decrease in the size and number of follow-on orders. Our future financial performance depends on successful initial installations of our system, and successful generation of follow-on orders as the Avistar network expands within a customer organization. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

Because we depend on a few customers for a majority of our revenue, the loss of one or more of them could cause a significant decrease in our revenue.

We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank AG and their affiliates and UBS Warburg LLC and their affiliates. In 2005, these customers accounted for 84% our total revenue. Deutsche Bank AG and their affiliates and UBS Warburg LLC and their affiliates accounted for 71% of our revenue for 2004. No other customers individually contributed greater than 10% of our total revenue for 2005 or 2004. In 2003, Deutsche Bank AG and their affiliates accounted for 62% of our revenue. No other customers individually accounted for greater than 10% of our total revenue for 2003. We expect that we will continue to depend upon a limited number of customers for a substantial portion of our revenue. As of December 31, 2005, three customers represented 48%, 32% and 17% of accounts receivable. As of December 31, 2004, approximately 81% of our accounts receivable were concentrated with one customer. As of December 31, 2003, approximately 89% of our accounts receivable were concentrated with one customer.

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

•       rapid technological change;

•       the emergence of new competitors and partnerships;

•       significant development costs;

•       changes in the requirements of our customers and their communities of users;

•       evolving industry standards; and

•       transition to Internet protocol connectivity for video at the desktop, with the increasing availability of bandwidth.

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

Currently, our competition comes from many other kinds of companies, including communication equipment, integrated solution, broadcast video and stand-alone point solution providers. Within the video-enabled network communications market, we compete primarily against Polycom, Inc., Tandberg Inc. and Emblaze-VCON Ltd. We believe we face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Inc., Avaya, Inc., Microsoft Corporation, Nortel Networks Corporation and WebEx Communications, Inc., that enable web-based or network-based video communications with low-cost digital camera systems. The market in which we operate is highly competitive. In addition, because our industry is relatively new and one which is characterized by rapid technological change, evolving user needs, developing industry standards and protocols and the introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market.

We expect competition to increase in the future from existing competitors, partnerships of competitors, and from new market entrants with products that may be less expensive than ours or that may provide better performance or additional features not currently provided by our products. Many of our current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements.

We may be required to reduce prices or increase spending in response to competition in order to retain or attract customers, pursue new market opportunities or invest in additional research and development efforts. As a result, our revenue, margins and market share may be harmed. We cannot assure you that we will be able to compete successfully against current and future competitors, and partnerships of our competitors, or that competitive pressures faced by us will not harm our business, financial condition and results of operations.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights and we have been a party to such litigation. On January 30, 2006, Tandberg Telecom AS, a wholly-owned manufacturing and patent holding subsidiary of Tandberg ASA, filed a patent infringement lawsuit against Avistar in the United States District Court for the Eastern District of Texas. The suit alleges that Avistar videoconferencing products infringe one patent purchased by Tandberg Telecom AS. The patent involved is U.S. Patent No. 6,621,515, which covers a method and system for routing video calls. In this action, Tandberg Telecom AS has requested injunctive relief, money damages to compensate for its actual damages, costs associated with the litigation and such further relief as the Court deems just and proper. We responded to the complaint on March 23, 2006, at which time we asserted that we did not infringe the patent and that the patent was invalid. The prosecution of this lawsuit and defense of the Tandberg claims may require us and CPI to expend significant financial and managerial resources, and therefore may have a material negative impact on our financial position and results of operations. The duration and ultimate outcome of these proceedings are uncertain. We may be a party to additional litigation in the future, to protect our intellectual property or as a result of an alleged infringement of the intellectual property of others. These claims and any resulting lawsuit, could subject us to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

Our inability to protect the intellectual property created by us would cause our business to suffer.

We rely on a combination of license, development and nondisclosure agreements, trademark, trade secret and copyright law, and contractual provisions to protect our other, non-patentable intellectual property rights. If we fail to protect these intellectual property rights, our licensees, potential licensees and others may seek to use our technology without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in part on the applicability of our intellectual property to the products of third parties, and our ability to enforce intellectual property rights against them. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, if we fail to do so, our business will suffer.

Future revenues and income are difficult to predict for several reasons, including our lengthy and costly licensing cycle, and our failure to predict revenues  and income accurately may cause us to miss analysts’ estimates and result in our stock price declining.

Because our licensing cycle is a lengthy process, the accurate prediction of future revenues and settlement and patent licensing income from new licenses is difficult. By way of example, the process of persuading companies to adopt our technologies or convincing them that their products infringe our intellectual property rights can be lengthy. These factors make it difficult to predict future licensing revenue and settlement and patent licensing income, and may result in us missing analysts’ estimates which would likely cause our stock price to decline.

Our system could have defects for which we could be held liable for, and which could result in lost revenue, increased costs, and loss of our credibility or delay in the further acceptance of our system in the market.

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

In addition, we have warranted to some of our customers that our software is free of viruses. If a virus infects a customer’s computer software, the customer could assert claims against us, which, regardless of their merits, could be costly to defend and could require us to pay damages, and potentially harm our reputation.

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

•       if the components necessary for our system were to become unavailable due to environmental legislation such as Restriction of Hazardous Substances (RoHS) in the United Kingdom or other reasons, the need to qualify new or alternative components for our use or reconfigure our system and manufacturing process could be lengthy and expensive;

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

To increase our revenue, we must increase the size of our direct sales force and add indirect distribution channels, such as systems integrators, product partners and/or value-added resellers, and/or effect sales through our customers. If we are unable to maintain or increase our direct sales force or add indirect distribution channels due to our own cost constraints, limited availability of qualified personnel or other reasons, our future revenue growth may be limited, and our future operating results may suffer. We cannot assure you that we will be successful in attracting, integrating, motivating and retaining sales personnel. Furthermore, it can take several months before a new hire becomes a productive member of our sales force. The loss of existing salespeople, or the failure of new salespeople and/or indirect sales partners to develop the necessary skills in a timely manner, could reduce our revenue growth.

We may not be able to retain our existing key personnel, or hire and retain the additional personnel that we need to sustain and grow our business.

Our products and technologies are complex, and to successfully implement our business strategy and manage our business, an in-depth understanding of video communication and collaboration technologies and their potential uses is required. We depend on the continued services of our executive officers and other key personnel. We do not have long-term employment agreements with our executive officers or other key personnel, and we do not carry any “key man” life insurance. The loss of the services of any of our executive officers or key personnel could harm our business, financial condition and results of operations.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 63% of total revenue for 2005, 52% for 2004 and 58% for 2003. Some of the risks we may encounter in conducting international business activities include the following:

•       tariffs and other trade barriers;

•       unexpected changes in foreign regulatory requirements and laws;

•       economic and political instability;

•       increased risk of infringement claims;

•       protection of our intellectual property;

•       restrictions on the repatriation of funds;

•       potentially adverse tax consequences;

•       timing, cost and potential difficulty of adapting our system to the local language standards in those foreign countries that do not use the English language or adapting our system to be compliant with local environmental legislation;

•       fluctuations in foreign currencies; and

•       limitations in communications infrastructures in some foreign countries.

International political instability may increase our cost of doing business and disrupt our business.

Increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures and/or sustained military action may halt or hinder our ability to do business, may increase our costs and may adversely affect our stock price. This increased instability has had and may continue to have negative effects on financial markets in the future, including significant price and volume fluctuations in securities markets. If this international political instability continues or escalates, our business and results of operations could be harmed and the market price of our common stock could decline.

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

We may not meet the continued listing criteria for the NASDAQ Capital Market, which could materially and adversely affect the price and liquidity of our stock, our business and our financial condition.

For continued listing of our common stock on The NASDAQ Capital Market, we are required to, among other things (i) maintain stockholders’ equity of at least $2.5 million, or a market value of listed securities of at least $35 million or annual net income from continuing operations of at least $500,000, and (ii) maintain a minimum closing bid price of our common stock of at least $1.00. If we do not meet the continued listing requirements, our common stock could be subject to delisting from trading on The NASDAQ Capital Market. There can be no assurance that we will continue to meet all requirements for continued listing on The NASDAQ Capital Market.

If we are unable to continue to list our common stock for trading on The NASDAQ Capital Market, there may be adverse impact on the market price and liquidity of our common stock, and our stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. Delisting of our common stock from The NASDAQ Capital Market could also materially adversely affect our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel. In addition, if we were unable to list our common stock for trading on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

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

Our certificate of incorporation, our bylaws, and Delaware law contain provisions that may inhibit changes in our control that are not approved by our Board of Directors. For example, the Board of

Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the terms of this preferred stock, without any further vote or action on the part of the stockholders.

These provisions may have the effect of delaying, deferring or preventing a change in the control of Avistar despite possible benefits to our stockholders, may discourage bids at a premium over the market price of our common stock, and may adversely affect the market price of our common stock and the voting and other rights of our stockholders.

Our principal stockholders can exercise a controlling influence over our business affairs and they may make business decisions with which you disagree that will affect the value of your investment.

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 67% of our common stock as of December 31, 2005. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

Changes in stock option accounting rules enacted as scheduled will adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, which may in turn adversely impact our stock price and our ability to attract and retain employees.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share-Based Payment (SFAS No. 123R).” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. SFAS No. 123R allows for either a modified prospective recognition of compensation expense or retrospective recognition back to the original issuance of SFAS No. 123.

Avistar will adopt SFAS 123R in the first quarter of 2006 using the modified prospective method. SFAS 123R requires companies that chose under SFAS 123 to recognize actual forfeitures when they occur rather than estimate them at the grant date make a one-time cumulative adjustment at the adoption date for estimated forfeitures, regardless of the transition method. We are currently analyzing the estimated forfeiture adjustment amount for outstanding awards at adoption. Avistar will apply the Black-Scholes-Merton model to estimate the fair value of share-based payments to employees, which will then be amortized on a ratable basis over the requisite service period.

The pro forma impact of the adoption of SFAS 123 on our historical financial statements is included in the notes to the consolidated financial statements presented elsewhere in this Form 10-K. We expect to continue to grant stock options to employees. The impact of the new standard is expected to have a material impact on our future results of operations.

Item 1b.   Unresolved Staff Comments

None.

Item 2.   Properties

Our corporate headquarters are located in Redwood Shores, California, where we occupy approximately 15,000 square feet under a lease that expires in March 2007. We believe that our current leased facilities, together with facilities that are available to us or are being negotiated, will be sufficient to meet our needs for the next twelve months. In addition, we lease a combined total of approximately 9,000 square feet of office space in New York, New York, and London, England. As of December 31, 2005, approximately 1,000 square feet of our corporate headquarters was being utilized by CPI, our wholly-owned subsidiary.

Item 3.   Legal Proceedings

On May 11, 2005, CPI, Avistar’s wholly-owned patent prosecution and licensing subsidiary, commenced a patent infringement lawsuit against Tandberg ASA and Tandberg, Inc, alleging that several Tandberg videoconferencing products infringe three patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The three patents involved are U.S. Patent Nos. 5,867,654; 5,896,500; and 6,212,547. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management and separate monitors for simultaneous computer-based data sharing and videoconferencing. These technologies are core components of the AvistarVOS video operating system. In this action, CPI has requested injunctive relief, damages to compensate for past and present infringement, treble damages, costs associated with the litigation and such further relief as the Court deems just and proper. Both of the Tandberg entities answered the complaint on July 15, 2005, at which time they asserted that they did not infringe the patents and that the patents were invalid and unenforceable. On January 30, 2006, Tandberg Telecom AS, a wholly-owned manufacturing and patent holding subsidiary of Tandberg ASA, filed a patent infringement lawsuit against Avistar in the United States District Court for the Eastern District of Texas. The suit alleges that Avistar videoconferencing products infringe one patent purchased by Tandberg Telecom AS. The patent involved is U.S. Patent No. 6,621,515, which claims a method and system for routing video calls. In the Texas litigation, Tandberg Telecom AS has requested injunctive relief, monetary damages to compensate for its actual damages, costs associated with the litigation and such further relief as the Court deems just and proper. We responded to the complaint on March 23, 2006, at which time we asserted that Avistar did not infringe the patent, that the patent was invalid, and that the claim was without merit. Tandberg ASA and Tandberg, Inc. sought to add two defenses, and provisionally filed two motions for summary judgment in the California litigation on January 13, 2006 and February 24, 2006, respectively. Each proposed defense asserts that we are subject to a different contractual provision that either totally precludes or limits CPI’s remedies in the California litigation. Specifically, Tandberg alleged that (1) it had a license to the subject patents and (2) that Avistar had released its claims against Tandberg with respect to the subject patents. Both motions for summary judgment were determined to be procedurally defective in that Tandberg had not previously pled the contractual provisions as defenses to CPI’s claims. In the first case, on January 13, 2006, Tandberg voluntarily filed a motion to amend its complaint to add a license defense. That motion to amend has been fully briefed and argued and is pending. If the court permits Tandberg to amend its complaint, the briefing on Tandberg’s motion for summary judgment will be completed and the issue will be submitted to the court for resolution. During a hearing on March 20, 2006 concerning the “release” defense, the court refused to permit Tandberg to amend its complaint, holding that Tandberg could not prevail on that defense, and thereby prohibiting Tandberg from pursuing this defense in the California case. The Markman hearing for the CPI claims, a pivotal stage of the litigation process at which time definitions are determined for the following proceeding, is currently scheduled for May 22, 2006. The prosecution of this lawsuit and the defense of the Tandberg Telecom AS claim may require Avistar and CPI to expend significant financial and managerial resources, and therefore may have a material negative impact on our business, financial condition and results of operations. The duration and ultimate outcome of this litigation are uncertain.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock traded on the NASDAQ National Market from August 17, 2000 to October 29, 2002 and has traded on the NASDAQ Capital Market since October 30, 2002 under the symbol “AVSR.” Prior to August 17, 2000, there was no public market for our Common Stock. The following table sets forth for the period indicated the high and low closing sale prices for our common stock, as reported by the NASDAQ Stock Market.

	Year Ended December 31, 2005		Year Ended December 31, 2004
	High	Low	High	Low
First Quarter	$2.53	$1.11	$1.80	$1.30
Second Quarter	$3.10	$2.08	$1.35	$0.76
Third Quarter	$2.50	$1.99	$1.07	$0.75
Fourth Quarter	$2.10	$1.52	$1.85	$0.89

On December 31, 2005, the last reported sale price of our common stock on the NASDAQ Capital Market was $1.54 per share. According to the records of our transfer agent, as of December 31, 2005 there were 65 holders of record of our common stock and we believe there are a substantially greater number of beneficial holders.

Dividend Policy

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by this Item is included under Item 12 of Part III of this report on Form 10-K

Item 6.   Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto. The selected statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the selected balance sheet data as of December 31, 2005 and 2004 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the year ended December 31, 2002 and 2001 and the selected balance sheet data as of December 31, 2003, 2002 and 2001 is derived from our financial statements not included in the Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
		Restated(1)
Statements of Operations Data
Revenue:
Product	$3,503	$3,121	$2,817	$4,430	$11,366
Services, maintenance and support	3,408	3,200	3,775	4,369	4,830
Total revenue	6,911	6,321	6,592	8,799	16,196
Costs and expenses:
Cost of product revenue	1,892	1,435	1,410	2,129	4,961
Cost of services, maintenance and support revenue	2,220	1,937	2,119	2,348	2,683
Income from settlement and patent licensing	(4,226)	(575)	—	—	—
Research and development	3,544	2,588	2,420	3,699	5,280
Sales and marketing	3,379	2,456	3,598	3,728	6,066
General and administrative	5,697	6,956	6,034	4,593	5,002
Amortization of deferred stock compensation	—	—	135	358	898
Total costs and expenses	12,506	14,797	15,716	16,855	24,890
Loss from operations	(5,595)	(8,476)	(9,124)	(8,056)	(8,694)
Other income (expenses):
Interest income	537	118	44	269	758
Other income (expense), net	(94)	15	481	227	(2)
Total other income (expense), net	443	133	525	496	756
Loss before provision for (recovery from) income taxes	(5,152)	(8,343)	(8,599)	(7,560)	(7,938)
Provision for (recovery from) income taxes	22	363	20	18	(19)
Net loss	$(5,174)	$(8,706)	$(8,619)	$(7,578)	$(7,919)
Net loss per share—basic and diluted	$(0.15)	$(0.27)	$(0.33)	$(0.30)	$(0.31)
Weighted average shares used in calculating basic and diluted net loss per share	33,600	32,610	26,368	25,260	25,168

	As of December 31,
	2005	2004	2003	2002	2001
		Restated(1)
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$8,216	$21,656	$4,438	$4,783	$7,455
Short-term investments	2,995	—	1,000	2,402	5,831
Working capital	6,306	16,367	4,848	7,250	14,039
Total assets	20,358	30,408	8,228	10,400	19,265
Stockholders’ equity (deficit)	(4,158)	514	5,491	7,948	15,041

(1)   See Note 2 “Correction of an Error” of the Notes to Consolidated Financial Statements.

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

Overview

We develop, market and support an integrated suite of vBusiness—video-enabled eBusiness—applications, all powered by the AvistarVOS software. From the desktop, we deliver TV-quality interactive video calling, content creation and publishing, broadcast origination and distribution, video-on-demand, and integrated data sharing. The Avistar video and data collaboration applications are all managed by the AvistarVOS video operating system. By integrating video tightly into the way they work, our customers can use our system to help reduce costs and improve productivity and communications within the enterprise and between enterprises, to enhance relationships with customers, suppliers and partners. Using AvistarVOS software and leveraging video, telephony and Internet networking standards, Avistar applications are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system directly to enterprises in selected strategic vertical markets, and have focused initially on the financial services industry. Our objective is to establish our technology as the standard for networked video through direct sales, indirect channel sales/partnerships and the licensing of our technology to others.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of December 31, 2005, we hold 70 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace.

On September 23, 2002, CPI commenced a patent infringement lawsuit against Polycom, Inc. On November 12, 2004, Avistar, CPI and Polycom, Inc. entered into a settlement and patent cross-license agreement. Under the terms of the settlement and patent cross-license agreement, Avistar and CPI provided Polycom, Inc. and its subsidiaries with specific and general releases of liability. Polycom, Inc., on behalf of itself and its subsidiaries, provided Avistar and CPI with specific and general releases of liability, and made a lump-sum payment to Avistar in the amount of $27.5 million ($21.1 million net of expenses). Avistar and CPI granted Polycom, Inc. a fully-paid up license to Avistar’s patent portfolio, including subsequent patents that have a priority date within five years of the date of the agreements. As described under Income from Settlement and Patent Licensing below, we expect to recognize the payment received from Polycom, Inc., net of expenses, to income from settlement and patent licensing ratably over a five year period starting November 12, 2004.

Change in Accounting Treatment

In September 2005, we received a comment letter from the SEC relating to our 2004 Form 10-K, which included questions regarding our accounting for the November 2004 settlement and patent cross-license agreement with Polycom, Inc. (“Polycom”). The settlement and patent cross-license agreement resulted in a $27.5 million one-time payment by Polycom to us, and a payment by Avistar to our own litigation counsel of $6.4 million in contingent legal fees. Our Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the three, six and nine months ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively, reported the one time payment by Polycom as revenue, recognized ratably over a five-year period, net of contingent legal fees. As a result of the SEC’s inquiry as to whether the Polycom transaction should be characterized as revenue and after discussions with the SEC, we concluded that a reclassification of license revenues from revenue to a component of operating expenses and reflected as “Income from settlement and patent licensing” was necessary for previously filed financial reports. The reclassification of the proceeds and expenses from the Polycom settlement and patent cross-license agreement had no effect on reported net loss, loss per share, stockholders’ equity (deficit) or net cash flows from operating, investing or financing activities, but did have the effect of overstating revenues and operating expenses for previously issued interim and annual consolidated financial statements, as of and for the quarters and year-to-date periods ended December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005. In addition, the balance sheet as of December 31, 2004 has been amended to reflect the gross effect of the $27.5 million payment by Polycom to us, and the payment of $6.4 million of contingent legal fees by Avistar, which was previously reported on a net basis as deferred revenue. Significant concentrations, revenue recognition, segment reporting footnotes and the unaudited interim results have been modified to reclassify the Polycom proceeds from revenue to “Income from settlement and patent licensing,” to be consistent with the presentation of the net proceeds from the Polycom settlement and patent cross-license agreement in the 2005 Statement of Operations. The presentation within operations is supported by a determination that the Polycom licensing transaction is central to the activities that constitute our ongoing major or central operations, but that the settlement may also contain a gain element related to the settlement, which is not considered revenue under the Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6, Elements of Financial Statements. We did not have sufficient historical evidence to support a reasonable determination of value for the purpose of segregating the transaction into revenue related to the patent licensing and an operating or non-operating gain upon settlement of litigation, resulting in the determination that the entire transaction is more appropriately classified as “Income from settlement and patent licensing” within operations, as opposed to revenue. See Note 2 “Correction of an error” of the Notes to Consolidated Financial Statements.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•       Revenue recognition;

•       Income from settlement and patent licensing;

•       Valuation of accounts receivable; and

•       Valuation of inventories.

Revenue Recognition

We derive product revenue principally from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. We also derive revenue from fees for installation, maintenance, support, training services and software development. In addition, we derive revenue and income from settlement and patent licensing from the licensing of our intellectual property portfolio. Product revenue as a percentage of total revenue was 51% for 2005, 49% for 2004 and 43% for 2003.

We recognize product and services revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9). We derive product revenue from the sale and licensing of a set of desktop (endpoint) products (hardware and software) and infrastructure products (hardware and software) that combine to form an Avistar video-enabled collaboration solution. Services revenue includes revenue from installation services, post-contract customer support, training and software development. The installation services that we offer to customers relate to the physical set-up and configuration of desktop and infrastructure components of our solution. The fair value of all product, installation services, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

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

If there are any undelivered elements, we defer revenue for those elements, as long as Vendor Specific Objective Evidence (VSOE) exists for the undelivered elements. Additionally, when we provide installation services, the product and installation revenue is recognized upon completion of the installation process and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above, as we believe that the fee associated with the delivered product elements does not meet the definition of collectibility if the installation services have not been completed. Customer confirmation is obtained and documented by means of a standard form indicating the installation services provided and the hardware and software components are installed. When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above.

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

We recognize service revenue from software development contracts in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue related to contracts for software development is recognized using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price, we have fulfilled all of its material contractual obligations to the customer for each deliverable of the contract, verification of completion of the deliverable has been received, and collection of the receivable is probable. The amounts billed to customers in excess of revenues recognized to date are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets. Assumptions used for recording revenue and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs to complete the contract. Any anticipated losses on contracts in progress are charged to earnings when identified.

We recognize revenue from the licensing of our intellectual property portfolio based on the terms of the royalty, partnership and cross-licensing agreements involved.

To date, a significant portion of our revenue has resulted from sales to a limited number of customers. For 2005, we recorded revenue of approximately $5.8 million, or 84% of total revenue, from Deutsche Bank AG and their affiliates, and UBS Warburg LLC and their affiliates, each of whom accounted for greater than 10% of our total revenue for 2005. For 2004, we recorded revenue of approximately $4.5 million, or 71% of total revenue, from Deutsche Bank AG and their affiliates and UBS Warburg LLC and their affiliates, each of whom accounted for greater than 10% of our total revenue for 2004. For 2003, we recorded revenue of approximately $4.1 million, or 62% of total revenue from Deutsche Bank AG and their affiliates. No other customers individually accounted for greater than 10% of our total revenue for 2003. We anticipate that our revenue, and therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers. As a result, the loss of or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 63% of total revenue for 2005, 52% for 2004 and 58% for 2003.

Income from Settlement and Patent Licensing

We recognize the proceeds from settlement and patent licensing agreements based on the terms involved. When litigation has been filed prior to a settlement and patent licensing agreement, and insufficient historical evidence exists of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, we report all proceeds in income from settlement and patent licensing within operating costs and expenses. When litigation has been filed prior to a settlement and patent licensing agreement, and sufficient historical evidence exists of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, we report as license revenue, consistent with FASB Concepts Statement No. 6, Elements of Financial Statements. The gain portion of the proceeds, when sufficient historical evidence exists to segregate the proceeds, is reported in other income according to SFAS No. 5, Accounting for Contingencies.

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends, and the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts were to be understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of December 31, 2005, three customers represented 48%, 32% and 17% of our accounts receivable balance. As of December 31, 2004, approximately 81% of our accounts receivable balance was concentrated with one customer. As of December 31, 2003, approximately 89% of our accounts receivable were concentrated with one customer.

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

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue
	Year Ended December 31,
	2005	2004	2003
		Restated(1)
Revenue:
Product	51%	49%	43%
Services, maintenance and support	49	51	57
Total revenue	100	100	100
Costs and expenses:
Cost of product revenue	28	23	21
Cost of services, maintenance and support revenue	32	30	32
Income from settlement and patent licensing	(61)	(9)	—
Research and development	51	41	37
Sales and marketing	49	39	55
General and administrative	82	110	92
Amortization of deferred stock compensation	—	—	2
Total costs and expenses	181	234	239
Loss from operations	(81)	(134)	(139)
Other income (expense):
Interest income	8	2	1
Other income (expense), net	(2)	—	7
Total other income, net	6	2	8
Loss before provision for income taxes	(75)	(132)	(131)
Provision for income taxes	—	6	—
Net loss	(75)%	(138)%	(131)%

(1)   See Note 2 “Correction of an Error” of the Notes to Consolidated Financial Statements.

COMPARISON OF 2005, 2004 AND 2003

Revenue

Total revenue increased by 9% in 2005 to $6.9 million from $6.3 million for 2004. The increase in total revenue in 2005 relative to 2004 was due to increases in product and services, maintenance and support revenues. Product revenue increased by $382,000 to $3.5 million in 2005 from $3.1 million in 2004 due primarily to additional sales to our existing customer base. Services, maintenance and support revenue increased by $208,000 to $3.4 million in 2005 from $3.2 million in 2004, due primarily to new services provided within our existing customer base. In 2005, two customers accounted for 84% of our revenue. The level of sales to any customer may vary from quarter to quarter and year to year. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future; although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period. The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

Total revenue decreased by 4% in 2004 to $6.3 million from $6.6 million for 2003. The decrease in total revenue in 2004 relative to 2003 was due to reduced software development revenue, offset by increased product revenue. The reduction in software development revenue was a result of software development contracts completed in 2003. The increase in product sales was primarily due to new customers added in 2004. For 2004, two customers accounted for 71% of our total revenue. For 2003, one customer accounted for 62% of our total revenue.

Cost of Revenue

Total cost of revenue increased by 22% in 2005 to $4.1 million from $3.4 million for 2004. The increase in total cost of revenue in 2005 relative to 2004 was attributable to increased personnel utilized to support our maintenance and services offerings and a shift among our existing customer base from the purchase of software offerings with no costs of revenue to more hardware focused offerings with significant costs of revenue. We expect the product mixture of future revenues to vary between hardware, software and services.

Cost of revenue declined slightly by 4% in 2004 to $3.4 million from $3.5 million for 2003. The decrease in cost of revenue in 2004 relative to 2003 was primarily due to the reduction in software development contract costs associated with the decrease in software development contracts.

Income from Settlement and Patent Licensing

Income from settlement and patent licensing increased by $3.7 million to $4.2 million in 2005 from $575,000 in 2004, due to a full year of amortization of income associated with the Polycom, Inc. settlement and patent cross-license agreement. Total income from settlement and patent licensing increased in 2004 to $575,000 from $0 in 2003. The increase in income from settlement and patent licensing in 2004 relative to 2003 was due to the licensing of our intellectual property portfolio for the first time in 2004 in connection with Polycom settlement and patent cross-license agreement.

Operating Expenses

Research and development.   Research and development expenses increased by 37% in 2005 to $3.5 million from $2.6 million in 2004. The increase in research and development expenses in 2005 relative to 2004 was due to the hiring of new employees focused on research and development projects in 2005. Research and development expenses increased by 7% in 2004 to $2.6 million from $2.4 million for 2003. The increase in research and development expenses in 2004 relative to 2003 was primarily due to the reduction in software development revenue, which resulted in research and development resources being allocated to internal projects and recorded as operating expenses. Research and development projects associated with customer funded development are expensed to cost of sales in the period in which they are incurred.

Sales and marketing.   Sales and marketing expenses increased by 38% in 2005 to $3.4 million from $2.5 million in 2004. The increase in sales and marketing expenses in 2005 relative to 2004 was due to hiring of additional sales and marketing personnel. Sales and marketing expenses decreased by 32% in 2004 to $2.5 million from $3.6 million for 2003. The decrease in sales and marketing expenses in 2004 relative to 2003 was primarily due to a reduction in personnel and personnel related costs as a result of a 25% reduction in staffing levels and a reduction in property lease costs.

General and administrative.   General and administrative expenses decreased by 18% in 2005 to $5.7 million from $7.0 million in 2004. The decrease in general and administrative expenses in 2005 relative to 2004 was due primarily to a decrease in legal fees associated with the litigation with Polycom, Inc., as a result of the settlement and patent cross-licensing agreement signed on November 12, 2004. General and administrative expenses increased by 15% in 2004 to $7.0 million from $6.0 million for 2003. The increase in general and administrative expenses in 2004 relative to 2003 was due primarily to an increase in legal fees associated with our litigation with Polycom, Inc.

Amortization of deferred stock compensation.   No amortization of deferred stock compensation was recorded in 2005 nor 2004 due to the completion of recognition of all stock-based compensation associated with pre-IPO options awards in 2003. Amortization of deferred stock compensation decreased to $0 in 2004 from $135,000 for 2003. The decrease in amortization of deferred stock compensation in 2004 relative to 2003 was due to the completion of pre-IPO option award amortization and the forfeitures of stock options by employees no longer with our company.

Other income, net.   Other income, net increased by 233% in 2005 to $443,000 from $133,000 in 2004. The increase in other income, net in 2005 relative to 2004 was due primarily to the effect of higher short-term interest rates and higher cash, cash equivalents and short and long-term investments in 2005 versus 2004, resulting in a 355% increase in interest income to $537,000 in 2005 from $118,000 in 2004. Other income, net decreased by 75% in 2004 to $133,000 from $525,000 for 2003. The decrease in other income, net in 2004 relative to 2003 was due primarily to net insurance proceeds of $570,000 received in 2003 in satisfaction of a business interruption claim for losses incurred by our New York City office following the September 11, 2001 terrorist attack on the World Trade Center. The decrease in other income, net in 2004 relative to 2003 was offset by increased interest income associated with the increased balance of cash, cash equivalents and short-term investments as a result of payment received under the settlement and patent cross-license patent agreement reached with Polycom, Inc. on November 12, 2004.

Provision for income taxes.   Provision for income taxes decreased to $22,000 in 2005, from $363,000 in 2004 due to no US taxes being due as a result of taxable losses in 2005. Provision for income taxes increased significantly in 2004 to $363,000 from $20,000 for 2003. The increase in provision for income taxes in 2004 relative to 2003 was due primarily to federal, state and foreign income taxes due as a result of the difference in taxable income versus reported income caused by the Settlement and Cross-License Patent Agreement with Polycom, Inc. signed on November 12, 2004, where we granted to Polycom a non-exclusive, fully paid-up, license to our patent portfolio. The net $21.1 million license fee paid to us by Polycom was deferred for financial reporting purposes and will be recognized as income from settlement and patent licensing ratably over the five year period beginning November 12, 2004. For tax reporting purposes, the $21.1 million license fee was accounted for as taxable income in 2004, thus generating a federal and state tax liability, net of utilization of our net operating losses and tax credits.

Liquidity and Capital Resources

We have funded our operations since inception primarily from product and services revenue, the net proceeds of $31.3 million from our August 2000 initial public offering of common stock, lines of credit with related parties and financial institutions, the proceeds of approximately $6.4 million from the sale of Series B preferred stock in December 1999, the proceeds of approximately $5.7 million and $3.6 million from the private sale of our common stock in October 2003 and March 2004, respectively, and the proceeds of approximately $21.1 million from the settlement and patent cross-license agreement signed with Polycom on November 12, 2004.

We had cash, cash equivalents and short and long-term investments of $12.2 million as of December 31, 2005 and $21.7 million as of December 31, 2004. For 2005, we had a net decrease in cash, cash equivalents and short and long-term investments of $9.5 million resulting primarily from a net loss from operations of $5.2 million, and a decrease in deferred income from settlement and patent licensing of $5.4 million.

We had cash and cash equivalents of $8.2 million as of December 31, 2005 and $21.7 million as of December 31, 2004. For 2005, we had a net cash outflow of $13.4 million resulting primarily from net cash outflows from operations of $9.5 million and net cash outflows from investing activities of $4.4 million. The net cash outflows from operations are primarily due to a net loss of $5.2 million, a decrease in deferred income from settlement and patent licensing of $5.4 million and an increase in accounts receivable of $641,000, partially offset by a decrease in deferred costs from settlement and patenting licensing of $1.3 million and non cash expenses of $472,000. The net cash outflows from investing are due to $4.0 million in purchases of short and long-term investments and the purchase of $392,000 of property and equipment. The net cash inflows from financing activities are due to $414,000 in proceeds from the issuance of common stock.

We had cash and cash equivalents of $21.7 million as of December 31, 2004. For 2004, we had a net cash inflow of $17.2 million resulting primarily from net cash proceeds from issuance of common stock of $3.7 million and net cash provided by operations of $12.7 million. The net cash proceeds from issuance of common stock are primarily due to the private sale of 3,000,000 shares of our common stock to Fuller & Thaler Avalanche Fund, L.P. and Fuller & Thaler Behavioral Finance Fund, Ltd. in March 2004. The price per share of this transaction was $1.20, resulting in net proceeds of this private financing, after deducting expenses of the financing, of $3.6 million. The net cash provided by operations primarily reflected an increase in deferred income from settlement and patent licensing of $26.8 million as a result of the settlement and patent cross-license agreement signed with Polycom on November 12, 2004, offset by a net loss of $8.7 million and an increase in deferred costs from settlement and patent licensing of $6.2 million.

We had cash and cash equivalents of $4.4 million as of December 31, 2003. For 2003, we had a net cash outflow of $0.3 million resulting primarily from net cash proceeds from issuance of common stock of $6.0 million and proceeds from net sales of short-term investments of $1.4 million, offset by net cash used in operations of $7.5 million. The net cash proceeds from issuance of common stock was primarily due to the private sale of 4,615,385 shares of our common stock to Gerald J. Burnett, our Chairman, President and Chief Executive Officer, and other members of his family at a price per share of $1.30 in October 2003, resulting in net proceeds of this private financing, after deducting expenses of the financing, of $5.7 million. The net cash used in operations primarily reflected a net loss of $8.6 million and a decrease in deferred revenue and customer deposits of $0.3 million, but was partially offset by an increase in accounts payable of $0.4 million, an increase in accrued liabilities and other of $0.2 million, a decrease in inventories of $0.2 million and a decrease in prepaid expenses and other current assets of $0.1 million. The cash outflows associated with the net loss, along with the slight decrease in inventories and prepaid expenses reflect the smaller scale of our business in 2003 relative to 2002. The increase in accounts payable and accrued liabilities and other reflect the timing of disbursements relative to 2002.

Expenditures for property and equipment for 2005 were approximately $392,000. At December 31, 2005, we did not have any material commitments for future capital expenditures. We anticipate spending approximately $0.7 million in capital expenditures during the next 12 months.

The following table summarizes our known contractual obligations and commitments as of December 31, 2005 (in thousands) for the periods presented.

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations
Operating Lease Obligations	$553	$465	$88	—	—
Purchase Obligations	416	354	62	—	—
Total	$969	$819	$150	$—	$—

On February 27, 2002, we entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million under a revolving line of credit. On December 15, 2002, we entered into an amendment to the Loan and Security Agreement to increase the maximum funds available under the line of credit to $6.0 million and extend the term of the agreement. The amended Loan and Security Agreement, as further amended in March 2003, had an expiration date of February 27, 2004. The agreement, as amended, included a first priority security interest in all our assets, excluding intellectual property. Gerald Burnett, our Chairman and Chief Executive Officer, had provided a collateralized guarantee to the financial institution, assuring payment of our obligations under the agreement and as a consequence, a number of restrictive covenants from the original Loan and Security Agreement were deleted, except for quick ratio and loan to value covenants, allowing us greater access to the full amount of the facility. On February 27, 2004, the Loan and Security Agreement was amended to change the maximum borrowings to $3.5 million, subject to certain quick ratio and loan to value covenants, and to extend the term of the Loan and Security Agreement to February 27, 2005. In connection with this amendment, Dr. Burnett’s collateralized guarantee was amended to reduce the amount of such guarantee to $3.5 million. In addition to the guarantee provided to the financial institution, Dr. Burnett has also provided a personal guarantee to Avistar assuring the provision of up to $2.0 million to Avistar in the event that at least $2.0 million is not available to us under the line of credit, or an alternate financing arrangement, for any reason. During 2004, we borrowed $750,000 under the Loan and Security Agreement. These outstanding borrowings were repaid in November 2004 using a portion of the proceeds from the settlement and patent cross-license agreement with Polycom, Inc. There were no outstanding borrowings under the line of credit as of December 31, 2004. The Loan and Security Agreement expired by its terms on February 27, 2005, as which time the collateralized guarantee of Dr. Burnett also expired.

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

On March 26, 2004, we completed the private sale of a total of 3,000,000 shares of our common stock to Fuller & Thaler Avalanche Fund, L.P. and Fuller & Thaler Behavioral Finance Fund, Ltd. at a price per share of $1.20. The net proceeds of this private financing after deducting expenses of the financing were approximately $3.6 million. The issuance of these additional shares reduced the number of Dr. Burnett’s shares subject to voting restrictions imposed in connection with his October 15, 2003 purchase of common stock from 1,602,847 to 141,152 shares. As of December 31, 2005, all voting restrictions of Dr. Burnett’s shares had lapsed.

On November 12, 2004, we entered into settlement and patent cross-license agreement with Polycom, Inc. Under this agreement, CPI agreed to dismiss, with prejudice, its infringement suit against Polycom and both companies agreed to cross-license each other’s patent portfolios. The original litigation was initiated in September 2002, in the Federal District Court for the Northern District of California and involved the following CPI patents: U.S. Patent Nos. 5,867,654; 5,896,500; 6,212,547; and 6,343,314. The agreement resulted in a payment, net of legal fees, to us from Polycom in the amount of $21.1 million.

We currently believe that existing cash and cash equivalents balances will provide us with sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of product, services and licensing revenue, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs and proceeds involved in maintaining and enforcing patent claims and other intellectual property rights, all of which may impact our ability to achieve and maintain profitability.

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

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaced FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS No. 123R eliminates the alternative use of the intrinsic value method permitted under APB No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. Under SFAS No. 123R, the pro forma disclosures previously permitted no longer will be an alternative to financial statement recognition. SFAS No. 123R was originally effective for all interim or annual periods beginning after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (the “SEC”) postponed the effective date of SFAS No. 123R until the issuer’s first fiscal year beginning after June 15, 2005.

Avistar will adopt SFAS No. 123R in the first quarter of 2006 using the modified prospective method. SFAS No. 123R requires companies that chose under SFAS No. 123 to recognize actual forfeitures when they occurred rather than estimate them at the grant date make a one-time cumulative adjustment at the adoption date for estimated forfeitures, regardless of the transition method. Avistar will apply the Black-Scholes-Merton model to estimate the fair value of share-based payments to employees, which will then be amortized on a ratable basis over the requisite service period.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107) regarding the SEC’s interpretations of SFAS No. 123R and the valuation of share-based payments for public companies. Avistar is evaluating the requirements of SFAS No. 123R and SAB No. 107 and expects that the adoption of SFAS No. 123R on January 1, 2006 will have a material impact on Avistar’ consolidated results of operations and earnings per share beginning in the first quarter of 2006. Avistar’s assessment of the estimated compensation charges is affected by Avistar’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact resulting in uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS No. 123 pro forma expense. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behavior.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—Replacement of APB Opinion No. 20 and FASB SFAS No. 3.” SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. It was determined during a review of our Form 10-K for fiscal year 2004 by the SEC that an error was made in the classification of the proceeds of the settlement and patent cross-license agreement with Polycom, Inc. The corrections were made to prior period financial statements in this Form 10-K as of December 31, 2005 under APB 20 and SFAS No. 3. See Note 2 to the Notes to Consolidated Financial Statements. We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial position or results of operations.

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP No. 123(R)-3). FSP No. 123(R)-3 provides an alternative transition method of accounting for the tax effects of adopting SFAS No. 123(R). This FSP grants one year from the later of the date of the FSP or the adoption of SFAS No. 123(R) by the company for determination of the one-time election for purposes of transition. Avistar is evaluating the alternative methods.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP .. 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to fiscal years beginning after December 15, 2005 and is required to be adopted by Avistar in the first quarter of 2006. Avistar is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk

We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 63% of total revenue for the year ended 2005, 52% for the year ended December 31, 2004, and 58% for the year ended December 31, 2003. As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments.

Cash and Cash Equivalents and Short and Long-Term Investments

Cash equivalents consist primarily of commercial paper and money market funds acquired with remaining maturity periods of three months or less, and are stated at cost, plus accrued interest that approximates market value. We would not expect our operating results or cash flow to be significantly impacted by the effect of sudden changes in market interest rates given the nature of our short-term investments.

The following table provides information about our investment portfolio. For investment securities, the table presents cash and cash equivalents and short and long-term investments and related weighted average interest rates by category at December 31, 2005.

	Amounts	Weighted Average Interest Rate
	(in thousands)
Description
Cash and cash equivalents and short-term investments:
Cash	$549	—
Commercial Paper	7,667	4.3%
Short-term investments (average 60 remaining days to maturity)	2,995	4.2%
Total cash and cash equivalents and short term-investments at December 31, 2005	11,211
Long-term-investments (average 390 days to maturity)	958	4.1%
Total cash, cash equivalents and short-term and long-term investments at December 31, 2005	$12,169	4.3%

Item 8.   Financial Statements and Supplementary Data

Our consolidated financial statements and Reports of Independent Registered Public Accounting Firms appear on pages F-1 through F-30 of this Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 22, 2005, KPMG LLP (“KPMG”), our independent registered public accounting firm at the time, advised the Audit Committee of our Board of Directors that KPMG was resigning effective upon the completion of its audit of Avistar’s consolidated financial statements as of and for the year ended December 31, 2004 and the issuance of their report thereon. On March 28, 2005, we filed our annual report on Form 10-K for the year ended December 31, 2004. The client-auditor relationship between us and KPMG ceased as of that date.

In connection with the audits of the two fiscal years ended December 31, 2004 and 2003 and through the date March 28, 2005, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its reports on Avistar’s financial statements for those two fiscal years. Nor were there any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. In addition, KPMG’s reports on the consolidated financial statements of Avistar for the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except as stated in the next paragraph.

In connection with the restatement as described in Note 2 to the Consolidated Financial Statements included herein, KPMG’s reissued report on the Consolidated Financial Statements of Avistar for the fiscal years ended December 31, 2004 and 2003 included in this Form 10-K contains an explanatory paragraph regarding the restatement.

The Audit Committee of our Board of Directors selected Burr, Pilger & Mayer LLP (“BPM”) as our independent registered public accounting firm for the fiscal year ending December 31, 2005 and BPM advised us of its acceptance of this engagement effective April 18, 2005.

During fiscal years 2003 and 2004 and through March 28, 2005, neither we nor anyone on our behalf has consulted with BPM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided by BPM that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

Item 9a.   Controls and Procedures

(a)   Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)   Changes in internal control over financial reporting: There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.   Other Information

On April 18, 2006, we received a notice from the staff of The NASDAQ Stock Market stating that Avistar is not in compliance with Marketplace Rule 4310(c)(14) because it had not filed its Annual Report on Form 10-K for the year ended December 31, 2005 on a timely basis. The notice is automatically generated by NASDAQ, and indicated that due to such noncompliance, Avistar’s common stock will be subject to potential delisting. On April 19, 2006, we requested a hearing before the NASDAQ Listing Qualifications Panel to appeal the NASDAQ staff’s determination. The hearing request automatically stayed the delisting of Avistar’s common stock pending the Panel’s review and decision. There can be no assurance, however, that the Panel will grant Avistar’s request for continued listing.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this item concerning our directors is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the 2006 Annual Meeting of Stockholders, to be filed by us with the Securities and Exchange Commission within 120 days of the end of 2005 pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business—Executive Officers” and certain other information required by this item is incorporated by reference from the section captioned “Principal Stockholders” contained in the Proxy Statement.

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

2.                Next, click on “Investor Relations.”

3.                Next, click on “Avistar’s Business Conduct and Ethics Policy.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Executive Compensation and Other Matters” contained in the Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the sections captioned “Principal Stockholders”,  “Executive Corporation and Other Matters” contained in the Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

	A	B	C
Number of securities
remaining available for
future issuance under
	Number of securities		equity compensation
	to be issued upon	Weighted-average	plans (excluding
	exercise of outstanding	exercise price of	securities reflected in
Plan Category	options	outstanding options	Column A)
Equity compensation plans approved by security holders	7,979,647 (1)	$3.06	3,544,233 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	7,979,647	$3.06	3,544,233

(1)          This number reflects the number of shares to be issued upon exercise of outstanding options under our 2000 Director Option Plan (“Director Plan”), the 1997 Stock Option Plan (the “1997 Plan”) and the 2000 Stock Option Plan (the “2000 Option Plan”). This number excludes purchase rights accruing under the Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during two-year offering periods with exercise dates approximately every six months. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of the our Common Stock at either the first day of each offering period or the date of purchase.

(2)          Includes 1,477,705 shares available for issuance under the 2000 Plan, 200,750 shares available for issuance under the Director Plan and 1,865,778 shares available for issuance under the Purchase Plan. No securities are available for future issuance under the 1997 Plan. The 2000 Option Plan provides for an annual increase in the number of shares of Common Stock reserved for issuance thereunder on the first day of our fiscal year in an amount equal to the lesser of (x) 1,200,000 shares, (y) 4% of the outstanding shares of Avistar as of the last day of the prior fiscal year or (z) such lesser amount as determined by the Board. The Director Plan currently provides for an annual increase to the number of shares reserved thereunder on the first day of Avistar’s fiscal year equal to the lesser of (x) 175,000 shares, (y) 1% of the outstanding shares of our Common Stock on such date or (z) such amount as determined by the Board. The Purchase Plan provides for an annual increase in the number of shares of Common Stock reserved thereunder on the first day of our fiscal year in an amount equal to the lesser of (x) 900,000 shares, (y) 3% of our outstanding shares on the last day of the prior fiscal year or (z) such amount as determined by the Board. Under the terms of the Plans, on January 1, 2005, 1,200,000 and 175,000 shares were added to the 2000 Option Plan and the Director Plan, respectively. No shares were added to the Purchase Plan on January 1, 2005.

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

(a)(3) Exhibits

3.2(1)	Restated Certificate of Incorporation
3.3(11)	Bylaws of Avistar Communications Corporation
4.1(1)	Specimen Certificate evidencing shares of Common Stock
10.1(1)	1997 Stock Option Plan, as amended*
10.1.1(1)	1997 Stock Option Plan Form of Stock Option Agreement*
10.2(1)	2000 Stock Option Plan, as amended*
10.3	2000 Director Option Plan, as amended*
10.4(1)	Form of Director Option Agreement*
10.5(4)	2000 Employee Stock Purchase Program, as amended*
10.6(1)	Form of Indemnification Agreement*
10.7(1)†	Preferred Supplier Agreement dated June 24, 1997 by and between Avistar and Tandberg, Inc., including modifications Nos. 1, 2, 3 and 4
10.7.1(1)†	Modification No. 5 to the Preferred Supplier Agreement dated June 27, 2000
10.7.2(2)†	Modification No. 6 to the Preferred Supplier Agreement dated November 27, 2000
10.8(6)	Settlement Agreement and Release between the Registrant and R. Stephen Heinrichs dated April 26, 2001*
10.9(7)	Master Loan and Security Agreement between the Registrant and Comerica Bank—California dated February 27, 2002
10.9.1(7)†	First Amendment dated December 17, 2002 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California
10.9.2(7)†	Unconditional Guaranty of the Gerald J. Burnett and Marjorie J. Burnett Revocable Trust dated December 17, 2002

10.9.3(7)†	Unconditional Guaranty of Gerald J. Burnett dated December 17, 2002
10.9.4(7)	Second Amendment dated March 10, 2003 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California
10.9.5(9)	Fourth Amendment dated February 27, 2004 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California
10.9.6(9)	Reaffirmation of Unconditional Guaranty of the Gerald J. Burnett and Marjorie J. Burnett Revocable Trust dated February 24, 2004
10.10(8)	Office Lease Agreement between CA-Twin Dolphin Plaza Limited Partnership and the Registrant dated July 30, 2003
10.11(8)	Common Stock Purchase Agreement by and among the Registrant and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust, Grady Burnett and Wendolyn Hearn dated October 15, 2003
10.12(10)	Stock Purchase Agreement among the Registrant, Fuller & Thaler Behavioral Finance Fund, Ltd. and Fuller & Thaler Avalanche Fund, L.P. dated March 23, 2004
10.13(11)	Settlement Agreement among the Registrant, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004
10.14†	Patent Cross-License Agreement Among the Company, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004
21.1(7)	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm: Burr, Pilger & Mayer LLP
23.2	Consent of Independent Registered Public Accounting Firm: KPMG LLP
24.1	Power of Attorney (see page 47)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3)          Reserved.

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

(11)   Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTAR COMMUNICATIONS CORPORATION
	By:	/s/ GERALD J. BURNETT
Gerald J. Burnett
Chief Executive
Officer and Chairman
Date: April 28, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ GERALD J. BURNETT	Chief Executive Officer and Chairman	April 28, 2006
Gerald J. Burnett	(Principal Executive Officer)
/s/ ROBERT J. HABIG	Chief Financial Officer (Principal	April 28, 2006
Robert J. Habig	Financial and Accounting Officer)
/s/ WILLIAM L. CAMPBELL	Executive Vice President, Chief Operating	April 28, 2006
William L. Campbell	Officer and Director
/s/ CRAIG F. HEIMARK	Director	April 28, 2006
Craig F. Heimark
/s/ R. STEPHEN HEINRICHS	Director	April 28, 2006
R. Stephen Heinrichs
/s/ ROBERT P. LATTA	Director	April 28, 2006
Robert P. Latta
/s/ ROBERT M. METCALFE	Director	April 28, 2006
Robert M. Metcalfe
/s/ JAMES W. ZEIGON	Director	April 28, 2006
James W. Zeigon

s

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Avistar Communications Corporation

We have audited the accompanying consolidated balance sheet of Avistar Communications Corporation and its subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avistar Communications Corporation and its subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Burr, Pilger & Mayer LLP
Palo Alto, California
March 16, 2006, except for the
second paragraph of Note 13,
as to which the date is
April 18, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Avistar Communications Corporation:

We have audited the accompanying consolidated balance sheet of Avistar Communications Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avistar Communications Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated balance sheet of Avistar Communications Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations and cash flows for the year then ended have been restated.

/s/ KPMG LLP
Mountain View, California
January 28, 2005, except as to
Note 2, which is as of April 26, 2006

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2005 and 2004
(in thousands, except share and per share data)

	December 31, 2005	December 31, 2004
		Restated(1)
Assets:
Current assets:
Cash and cash equivalents	$8,216	$21,656
Short-term investments	2,995	—
Accounts receivable, net of allowance for doubtful accounts of $121 and $22 at December 31, 2005 and 2004, respectively	1,428	886
Inventories, including inventory shipped to customers’ sites, not yet installed of $28 and $34 at December 31, 2005 and 2004, respectively	675	737
Deferred settlement and patent licensing costs	1,256	1,256
Prepaid expenses and other current assets	463	454
Total current assets	15,033	24,989
Long-term investments	958	—
Property and equipment, net	311	192
Long-term deferred settlement and patent licensing costs	3,685	4,941
Other assets	371	286
Total assets	$20,358	$30,408
Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$1,004	$1,105
Deferred income from settlement and patent licensing	5,520	5,482
Deferred services revenue and customer deposits	712	748
Accrued liabilities and other	1,491	1,287
Total current liabilities	8,727	8,622
Long-term liabilities:
Long-term deferred income from settlement and patent licensing	15,789	21,272
Total liabilities	24,516	29,894
Commitments and contingencies (Notes 5 and 9)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at December 31, 2005 and 2004; 34,939,124 and 34,542,334 shares issued at December 31, 2005 and 2004, respectively	35	35
Less: treasury common stock, 1,181,625 shares at December 31, 2005 and 2004, at cost	(53)	(53)
Additional paid-in-capital	90,519	90,005
Other comprehensive loss	(12)	—
Accumulated deficit	(94,647)	(89,473)
Total stockholders’ equity (deficit)	(4,158)	514
Total liabilities and stockholders’ equity (deficit)	$20,358	$30,408

(1)          See Note 2 “Correction of an Error” of the Notes to Consolidated Financial Statements

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
	Restated(1)
Revenue:
Product	$3,503	$3,121	$2,817
Services, maintenance and support	3,408	3,200	3,775
Total revenue	6,911	6,321	6,592
Costs and expenses:
Cost of product revenue	1,892	1,435	1,410
Cost of services, maintenance and support revenue	2,220	1,937	2,119
Income from settlement and patent licensing	(4,226)	(575)	—
Research and development	3,544	2,588	2,420
Sales and marketing	3,379	2,456	3,598
General and administrative	5,697	6,956	6,034
Amortization of deferred stock compensation*	—	—	135
Total costs and expenses	12,506	14,797	15,716
Loss from operations	(5,595)	(8,476)	(9,124)
Other income (expense):
Interest income	537	118	44
Other income (expense), net	(94)	15	481
Total other income, net	443	133	525
Loss before provision for income taxes	(5,152)	(8,343)	(8,599)
Provision for income taxes	22	363	20
Net loss	$(5,174)	$(8,706)	$(8,619)
Net loss per share—basic and diluted	$(0.15)	$(0.27)	$(0.33)
Weighted average shares used in calculating basic and diluted net loss per share	33,600	32,610	26,368

* Amortization of deferred stock compensation excluded from the following expenses:
Cost of revenue	$—	$—	$15
Research and development	—	—	12
Sales and marketing	—	—	104
General and administrative	—	—	4
	$—	$—	$135

(1)          See Note 2 “Correction of an Error” of the Notes to Consolidated Financial Statements

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except share amounts)

					Additional	Deferred	Other		Total
	Common Stock		Treasury Stock		Paid-In	Stock	Comprehensive	Accumulated	Stockholders’
	shares	amount	shares	amount	Capital	Compensation	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2002	26,465,058	$26	1,179,625	$(51)	$80,254	$(135)	$2	$(72,148)	$7,948
Issuance of common stock to employees pursuant to employee stock purchase plan	87,191	—	—	—	64	—	—	—	64
Issuance of common stock to employees pursuant to exercise of options	222,749	—	—	—	219	—	—	—	219
Issuance of common stock pursuant to private placement (net of placement fees)	4,615,385	5	—	—	5,698	—	—	—	5,703
Amortization of deferred stock compensation, net of forfeitures	—	—	—	—	—	135	—	—	135
Non-employee stock-based compensation	—	—	—	—	43	—	—	—	43
Unrealized loss on short-term investments	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	(8,619)	(8,619)
Balance at December 31, 2003	31,390,383	31	1,179,625	(51)	86,278	—	—	(80,767)	5,491
Issuance of common stock to employees pursuant to employee stock purchase plan	118,139	1	—	—	85	—	—	—	86
Issuance of common stock to employees pursuant to exercise of options	33,812	—	—	—	43	—	—	—	43
Issuance of common stock pursuant to private placement (net of placement fees)	3,000,000	3	—	—	3,575	—	—	—	3,578
Non-employee stock-based compensation	—	—	—	—	24	—	—	—	24
Purchase of common stock pursuant to stock repurchase program	—	—	2,000	(2)	—	—	—	—	(2)
Net loss	—	—	—	—	—	—	—	(8,706)	(8,706)
Balance at December 31, 2004	34,542,334	35	1,181,625	(53)	90,005	—	—	(89,473)	514
Issuance of common stock to employees pursuant to employee stock purchase plan	182,594	—	—	—	143	—	—	—	143
Issuance of common stock to employees pursuant to exercise of options	214,196	—	—	—	271	—	—	—	271
Non-employee stock-based compensation	—	—	—	—	100	—	—	—	100
Unrealized loss on short and long-term investments	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	(5,174)	(5,174)
Balance at December 31, 2005	34,939,124	$35	1,181,625	$(53)	$90,519	$—	$(12)	$(94,647)	$(4,158)

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2005, 2004 and 2003
(in thousands)

	Year Ended December 31,
	2005	2004	2003
	Restated(1)
Cash Flows from Operating Activities:
Net loss	$(5,174)	$(8,706)	$(8,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	273	339	209
Stock-based compensation	—	—	135
Compensation on options issued to consultants	100	24	43
Provision for doubtful accounts	99	77	125
Changes in assets and liabilities:
Accounts receivable	(641)	(268)	(80)
Inventories	62	200	211
Prepaid expenses and other current assets	(9)	61	114
Deferred settlement and patent licensing costs	1,256	(6,197)	—
Other assets	(85)	5	29
Accounts payable	(101)	164	383
Deferred income from settlement and patent licensing	(5,445)	26,754	—
Deferred services revenue and customer deposits	(36)	77	(325)
Accrued liabilities and other	204	162	227
Net cash (used in) provided by operating activities	(9,497)	12,692	(7,548)
Cash Flows from Investing Activities:
Purchase of short and long-term investments	(3,965)	—	(1,000)
Sale of short-term investments	—	1,000	2,400
Purchase of property and equipment	(392)	(179)	(183)
Net cash (used in) provided by investing activities	(4,357)	821	1,217
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	414	3,707	5,986
Repurchases of common stock	—	(2)	—
Net cash provided by financing activities	414	3,705	5,986
Net (decrease) increase in cash and cash equivalents	(13,440)	17,218	(345)
Cash and cash equivalents, beginning of year	21,656	4,438	4,783
Cash and cash equivalents, end of year	$8,216	$21,656	$4,438
Supplemental Cash Flow Information:
Cash paid for income taxes	$357	$60	$50
Cash paid for interest	$1	$6	$8

(1)   See Note 2 “Correction of an Error” of the Notes to Consolidated Financial Statements

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

Collaboration Properties, Inc. (“CPI”) and VCT, Inc. (“VCT”) were founded in 1997 and 1998, respectively, to hold certain intellectual property, including patents, which underlie certain technology used by ASLP and subsequently by ASC. Three of the stockholders of CPI and VCT owned approximately 95% of CPI and 100% of VCT and were also the partners of Collaborative Holdings L.P. (“CHLP”), which owned a controlling interest in ASLP. The remaining 5% ownership of CPI was held by UBS (USA), Inc. (“UBS”) which also held a 5% ownership interest in ASC (see Note 6). Accordingly, the accounts of CPI and VCT have been combined at historical cost with those of ASC for all periods presented since their inception.

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

In August 2000, the Company used a portion of the net proceeds from the initial public offering to repay the outstanding balances of notes payable and accrued interest due related parties of approximately $12.6 million. The remainder of the proceeds has been used to fund the Company’s working capital requirements.

Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations, and cash flows of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (“ASUK”) and CPI after elimination of all intercompany accounts and transactions. The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations.

The Company’s fiscal year end is December 31.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $94.6 million as of December 31, 2005. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

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

2.   Correction of an Error

In September 2005, the Company received a comment letter from the U. S. Securities and Exchange Commission (“SEC”) relating to the Company’s 2004 Form 10-K, which included a question regarding the Company’s accounting for the November 2004 settlement and patent cross-license agreement with Polycom, Inc. (“Polycom”). The settlement and patent cross-license agreement resulted in a $27.5 million one-time payment by Polycom to Avistar and a payment by Avistar to its own litigation counsel of $6.4 million in contingent legal fees. The Company’s Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the three, six and nine months ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively, reported the one time payment by Polycom as revenue, recognized ratably over a five-year period, net of contingent legal fees. As a result of the SEC’s inquiry as to whether the Polycom transaction should be characterized as revenue, and after discussions with the SEC, the Company concluded that a reclassification of license revenues from revenue to a component of operating expenses and reflected as “Income from settlement and patent licensing” was necessary for previously filed financial reports. The restatement of the net proceeds and expenses from the Polycom settlement and patent cross-license agreement had no effect on reported net loss, loss per share, stockholders’ equity (deficit) or net cash flows from operating, investing or financing activities, but did have the effect of overstating revenues and operating expenses for previously issued interim and annual consolidated financial statements, as of and for the quarters and year-to-date periods ended December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005. In addition, the balance sheet as of December 31, 2004 has been restated to reflect the gross effect of the $27.5 million payment by Polycom to Avistar, and the payment of $6.4 million of contingent legal fees by Avistar, which was previously reported on a net basis as deferred revenue. Notes 3, 12 and 14 regarding significant concentrations, revenue recognition, segment reporting and the unaudited interim results have been restated to reclassify the Polycom proceeds from revenue to “Income from settlement and patent licensing,” to be consistent with the presentation of the net proceeds from the Polycom settlement and patent cross-license agreement in the 2005 Statement of Operations. The presentation within operations is supported by a determination that the Polycom licensing transaction is central to the activities that constitute the Company’s ongoing major or central operations, but that the settlement may also contain a gain element related to the settlement, which is not considered revenue under the Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6, Elements of Financial Statements. The Company did not have sufficient historical evidence to support a reasonable determination of value for purposes of segregating the transaction into revenue related to the patent licensing and an operating or non-operating gain upon settlement of litigation, resulting in the determination that the entire transaction is more appropriately classified as “Income from settlement and patent licensing” within operations, as opposed to revenue.

The following table presents the impact of the adjustment to the consolidated balance sheet as of December 31, 2004 and the consolidated statement of operations and cash flows for the fiscal year ended December 31, 2004 (in thousands):

	December 31, 2004
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Current assets:
Deferred settlement and patent licensing costs	$—	$1,256	$1,256
Total current assets	23,733	1,256	24,989
Long-term assets:
Long-term deferred settlement and patent licensing costs	—	4,941	4,941
Total assets	24,211	6,197	30,408
Current liabilities:
Deferred license revenue	4,226	(4,226)	—
Deferred income from settlement and patent licensing	—	5,482	5,482
Total current liabilities	7,366	1,256	8,622
Long-term liabilities:
Long-term deferred license revenue	16,331	(16,331)	—
Long-term deferred income from settlement and patent licensing	—	21,272	21,272
Total liabilities	23,697	6,197	29,894
Total liabilities and stockholders’ equity	$24,211	$6,197	$30,408

	Year Ended December 31, 2004
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Revenues:
Licensing revenue	$575	$(575)	$—
Total revenues	6,896	(575)	6,321
Costs and expenses:
Income from settlement and patent licensing	$—	$(575)	$(575)

	Year Ended December 31, 2004
	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows
Cash flows from Operating Activities:
Deferred settlement and patent licensing costs	$—	$(6,197)	$(6,197)
Deferred license revenue	20,557	(20,557)	—
Deferred income from settlement and patent licensing	$—	$26,754	$26,754

The above adjustments correct an error within the meaning of the Accounting Principles Board Opinion No. 20, Accounting Changes.

3.   Summary of Significant Accounting Policies and Balance Sheet Details

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, income and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to repricing within three months. Investment securities with original or remaining maturities of one year or more are considered long-term investments. The Company’s cash equivalents at December 31, 2005 consisted of money market funds and short- term commercial paper with original maturities of three months or less and are therefore classified as cash and cash equivalents in the accompanying balance sheet. The Company’s cash equivalents at December 31, 2004 consisted of money market funds and short-term commercial paper.

The Company accounts for its short-term and long-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available- for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company had net unrealized losses on its short and long-term investment securities of $12,000 in 2005.

Cash, cash equivalents, short and long-term investments consisted of the following at December 31, 2005 and 2004 (in thousands):

	December 31,
	2005	2004
Description
Cash and cash equivalents:
Cash	$549	$834
Commercial paper cash equivalents	7,667	10,962
Other cash equivalents	—	9,860
Total cash and cash equivalents	8,216	21,656
Short-term investments:
Short-term investments (average 60 remaining days to maturity in 2005)	2,995	—
Total cash and cash equivalents and short term-investments	11,211	21,656
Long-term-investments (average 390 days to maturity in 2005)	958	—
Total cash, cash equivalents and short-term and long-term investments	$12,169	$21,656

Significant Concentrations

A relatively small number of customers have accounted for a significant percentage of the Company’s net sales. Sales to major customers as a percentage of sales for each fiscal year are as follows:

	2005	2004	2003
Customer A	45%	16%	*	%
Customer B	39%	55%	62%

*                    Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of December 31, 2005, the Company had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities, primarily in the financial services industry. As of December 31, 2005, three customers represented 48%, 32% and 17% of our accounts receivable balance. As of December 31, 2004, approximately 81% of accounts receivable were concentrated with one customer.

Allowance for Doubtful Accounts

The Company uses estimates in determining the allowance for doubtful accounts based on historical collection experience, historical write-offs, current trends and the credit quality of the Company’s customer base, and the characteristics of accounts receivable by aging category. If the allowance for doubtful accounts was understated, operating income could be significantly reduced. The impact of any such change or deviation may be increased by the Company’s reliance on a relatively small number of customers for a large portion of total revenue.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable at December 31, 2005 and 2004, approximate fair value because of the short maturity of these instruments.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	December 31,
	2005	2004
Raw materials and sub-assemblies	$43	$35
Finished goods	604	668
Inventory shipped to customer sites, not yet installed	28	34
	$675	$737

Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of December 31, 2005 and December 31, 2004, the Company had billed approximately $28,000 and $25,000, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer. Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the double declining balance method over the estimated useful lives (three or five years) of the assets. Repairs and maintenance are expensed as incurred. Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2004
Computer equipment	$876	$716
Computer software	364	216
Furniture, fixtures and equipment	346	258
	1,586	1,190
Less: Accumulated depreciation	(1,275)	(998)
	$311	$192

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following (in thousands):

	December 31,
	2005	2004
Accrued consulting and professional fees	$570	$168
Accrued payroll and related benefits	522	368
Accrued income taxes	—	301
Accrued commissions and bonuses	116	42
Other	283	408
	$1,491	$1,287

Patent Costs

Due to uncertainties about the estimated future economic benefits and lives of the Company’s patents and patent applications, all related outside patent costs have been expensed as incurred. Outside patent costs were approximately $0.4 million, $0.1 million and $0.1 million for 2005, 2004 and 2003, respectively, and are reflected in general and administrative expenses in the accompanying statements of operations.

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

If there are any undelivered elements, the Company defers revenue for those elements, as long as Vendor Specific Objective Evidence (VSOE) exists for the undelivered elements. Additionally, per paragraph 14 of SOP 97-2, when the Company provides installation services, the product and installation revenue is recognized upon completion of the installation process and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above, as the Company believes that the fee associated with the delivered product elements does not meet the definition of collectibility if the installation services have not been completed. Customer confirmation is obtained and documented by means of a standard form indicating the installation services have been provided and the hardware and software components installed. When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above.

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

Income from Settlement and Patent Licensing

The Company recognizes the proceeds from settlement and patent licensing agreements based on the terms involved. When litigation has been filed prior to a settlement and patent licensing agreement, and insufficient historical evidence exists of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, the Company reports all proceeds in income from settlement and patent licensing within operating costs and expenses. When litigation has been filed prior to a settlement and patent licensing agreement, and sufficient historical evidence exists of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, the Company reports as license revenue, consistent with Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6, Elements of Financial Statements. The gain portion of the proceeds, when sufficient historical evidence exists to segregate the proceeds, is reported in other income according to SFAS No. 5, Accounting for Contingencies.

Warranty

The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. The warranty accrual was approximately $1,000 as of December 31, 2005 and $14,000 as of December 31, 2004, and was included in accrued liabilities in the accompanying balance sheets.

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 (see Note 8). The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31, (in thousands)
	2005	2004	2003
Net loss, as reported	$(5,174)	$(8,706)	$(8,619)
Add stock-based employee compensation expense included in reported net loss, net of tax	—	—	135
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(1,886)	(2,206)	(4,135)
Pro forma net loss	$(7,060)	$(10,912)	$(12,619)
Basic and diluted net loss per share
As reported	$(0.15)	$(0.27)	$(0.33)
Pro forma	$(0.21)	$(0.33)	$(0.48)

The Company has adopted SFAS 123 for disclosure purposes. The weighted average fair value of options granted during 2005, 2004, and 2003, estimated on the date of grant using the Black-Scholes-Merton option pricing model was $2.40, $1.10 and $0.82, respectively. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including a factor to represent expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. The fair value of 2005, 2004, and 2003 options granted is estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Employee Stock Option Plan
Expected dividend	0%	0%	0%
Average risk-free interest rate	4.38%	3.5%	2.9%
Expected volatility	152%	230%	156%
Expected term (years)	4	4	4

	Year Ended December 31,
	2005	2004	2003
Employee Stock Purchase Plan
Expected dividend	0%	0%	0%
Average risk-free interest rate	3.3%	3.3%	3.2%
Expected volatility	96%	479%	109%
Expected term (months)	6	6	6

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) issued EITF No. 03-01-1 which delayed the effective date of the recognition and measurement provisions of EITF No. 03-01; however the disclosure requirements remain effective for annual financial statements for fiscal years ending after December 15, 2004. Avistar will evaluate the effect, if any, of the adoption of EITF No. 03-01 when final guidance is released.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaced FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). SFAS No. 123R eliminates the alternative use of the intrinsic value method permitted under APB No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. Under SFAS No. 123R, the pro forma disclosures previously permitted no longer will be an alternative to financial statement recognition. SFAS No. 123R was originally effective for all interim or annual periods beginning after June 15, 2005, with early adoption encouraged. In April 2005, the SEC postponed the effective date of SFAS No. 123R until the issuer’s first fiscal year beginning after June 15, 2005.

The Company will adopt SFAS No. 123R in the first quarter of 2006 using the modified prospective method. SFAS No.123R requires companies that chose under SFAS No. 123 to recognize actual forfeitures when they occurred rather than estimate them at the grant date to make a one-time cumulative effect adjustment at the adoption date for estimated forfeitures, regardless of the transition method. Avistar is currently analyzing the estimated forfeiture adjustment amount for outstanding awards at adoption. The Company will apply the Black-Scholes-Merton model to estimate the fair value of share-based payments to employees, which will then be amortized on a ratable basis over the requisite service period.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107) regarding the SEC’s interpretations of SFAS No. 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS No. 123R and SAB No. 107 and expects that the adoption of SFAS No. 123R on January 1, 2006 will have a material impact on the Company’s consolidated results of operations and earnings per share beginning in the first quarter of 2006. The Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact resulting in uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS No. 123 pro forma expense. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—Replacement of APB Opinion No. 20 and FASB SFAS No. 3.” SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects, or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statment is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. It was determined during a review of Avistar’s Form 10-K for fiscal year 2004 by the SEC that an error was made in the classification of revenues. The corrections were made to this Form 10-K for the fiscal year ending December 31, 2005 under APB 20 and SFAS No. 3. See Note 2 “Correction of an Error.” The Company does not expect the adoption of SFAS No. 154 to have a material effect on the Company’s consolidated financial position or results of operations

In November 2005, the FASB issued FASB Staff Position (FSP) No. 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP No. 123(R)-3). FSP 123(R)-3 provides an alternative transition method of accounting for the tax effects of adopting SFAS No. 123(R). This FSP grants one year from the later of the date of the FSP or the adoption of SFAS No. 123R by the Company for determination of the one-time election for purposes of transition. The Company is evaluating the alternative methods.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Other Comprehensive Income

SFAS No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for the reporting and the display of comprehensive income (loss) and its components. This standard defines comprehensive income as the changes in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from the net income or loss. The comprehensive loss was $5.2 million, $8.7 million and $8.6 million for the years ended 2005, 2004 and 2003, respectively.

The components of comprehensive loss are as follows:

	Year Ending December 31,
	2005	2004	2003
Net loss	$(5,174)	$(8,706)	$(8,619)
Other comprehensive income (loss):
Change in net unrealized gains and losses on investments	(12)	—	(2)
Total comprehensive loss	$(5,186)	$(8,706)	$(8,621)

4.   Line of Credit

On February 27, 2002, the Company entered into a Loan and Security Agreement with a financial institution to borrow up to $4.5 million under a revolving line of credit. On December 15, 2002, the Company entered into an amendment to the Loan and Security Agreement to increase the maximum funds available under the line of credit to $6.0 million and extend the term of the agreement. The amended Loan and Security Agreement, as further amended in March 2003, had an expiration date of February 27, 2004. The agreement, as amended, included a first priority security interest in all the Company’s assets, excluding intellectual property. Gerald Burnett, the Company’s Chairman and Chief Executive Officer, provided a collateralized guarantee to the financial institution, assuring payment of the Company’s obligations under the agreement and as a consequence, a number of restrictive covenants from the original Loan and Security Agreement had been deleted, except for quick ratio and loan to value covenants, allowing the Company greater access to the full amount of the facility. On February 27, 2004, the Loan and Security Agreement was amended to change the maximum borrowings to $3.5 million, subject to certain quick ratio and loan to value covenants, and to extend the term of the Loan and Security Agreement to February 27, 2005. In connection with this amendment, Dr. Burnett’s collateralized guarantee was amended to reduce the amount of such guarantee to $3.5 million. In addition to the guarantee provided to the financial institution, Dr. Burnett has also provided a personal guarantee to Avistar assuring the provision of up to $2.0 million to Avistar in the event that at least $2.0 million is not available to the Company under the line of credit, or an alternate financing arrangement, for any reason. There were no outstanding borrowings under the line of credit as of December 31, 2004. The Loan and Security Agreement, and Dr. Burnetts’ guarantee expired by their terms on February 27, 2005.

5.   Commitments

At December 31, 2005, the Company had open purchase orders and other contractual obligations of approximately $416,000, primarily related to inventory purchases. These purchase order commitments and contractual obligations will be reflected in the Company’s financial statements once goods or services have been received, or payments related to the obligations become due.

The Company leases its facilities under operating leases that expire through March 2007. As of December 31, 2005, the future minimum lease commitments under all leases were as follows (in thousands):

Year Ending December 31,	Amount
2006	$465
2007	88
Total minimum lease payments	$553

Rent expense under all operating leases for 2005, 2004 and 2003 was approximately $0.7 million, $0.6 million and $1.2 million, respectively.

6.   Related Party Transactions

Certain directors with controlling interests in the Company are also the majority owners of one entity that conducted business with the Company, Vicor Inc. (“Vicor”). Descriptions of certain transactions between the Company and this related entity follow.

Revenue from a Related Party

UBS Warburg LLC, which is an affiliate of UBS AG, is a stockholder of the Company and is also a customer of the Company. As of December 31, 2005 and 2004, UBS Warburg LLC held less than 5% of the Company’s stock. Revenue from UBS Warburg LLC and its affiliates represented 45% and 16% of total revenue for 2005 and 2004, respectively and less than 10% for 2003. Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. As of December 31, 2005 and 2004, the Company had accounts receivable outstanding from UBS Warburg LLC and its affiliates of approximately $749,000 and $61,000, respectively.

Revenue from Vicor represented less than 10% of total revenue for 2005 and 2004. The Company did not recognize revenue from, or contracted for sales made to Vicor, during 2003. Management believes the transactions with Vicor are at terms comparable to those provided to unrelated third parties. As of December 31, 2005 and 2004, the Company did not have any accounts receivable outstanding from Vicor.

Fees to Related Parties

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, a Professional Corporation (“WSGR”), has served as a director of the Company since February 2001. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During 2005, 2004 and 2003, payments of $119,000, $114,000 and $303,000, respectively, were made to WSGR for legal services provided to the Company.

During 2003, payments totaling $110,000 were made to R. Stephen Heinrichs, a former officer of the Company, who is also a member of the Board of Directors, pursuant to a Separation Agreement between Mr. Heinrichs and the Company dated April 26, 2001. No payments other than director fees were made to Mr. Heinrichs during 2005 and 2004.

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

7.   Stockholders’ Equity

Private Placement of Common Stock

On March 26, 2004, the Company completed the private sale of a total of 3,000,000 shares of common stock to Fuller & Thaler Avalanche Fund, L.P. and Fuller & Thaler Behavioral Finance Fund, Ltd. at a price per share of $1.20. The net proceeds of this private financing after deducting expenses of the financing were approximately $3.6 million. The issuance of these additional shares reduced the number of Dr. Burnett’s shares subject to voting restrictions imposed in connection with his October 15, 2003 purchase of common stock from 1,602,847 to 141,152 shares. Due to subsequent increases in the total number of outstanding shares, the number of shares owned by Dr. Burnett with voting restrictions dropped to zero by December 31, 2005. Also as a result of this private equity financing, the personal guarantee of Dr. Burnett to provide the Company with up to $2.0 million in the event that at least $2.0 million is not available to the Company under the Loan and Security Agreement was terminated by its terms.

Stock Repurchase Plan

On March 22, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $2.0 million of its common stock in the open market. During 2004, the Company repurchased 2,000 shares at an aggregate cost of $2,000. No shares of common stock were repurchased by the Company during 2005 and 2003.

Preferred Stock

In April 2000, the stockholders of the Company authorized 10,000,000 shares of convertible preferred stock, effective upon completion of its initial public offering in August 2000. As of December 31, 2005, the Company had 10,000,000 shares of convertible preferred stock authorized, at $0.001 per share par value. No shares of convertible preferred stock were issued or outstanding as of December 31, 2005.

Deferred Stock Compensation

In connection with the grant of stock options to purchase shares of common stock to employees during 2000, the Company recorded deferred compensation of approximately $1.7 million, representing the difference between the estimated fair value of the common stock and the aggregate option exercise price of such options at the date of grant. This amount was presented as a reduction of stockholders’ equity and was being amortized ratably over the service period of the applicable options (generally four years). The Company did not record any amortization of deferred stock compensation in 2005 or 2004 due to the completion of the pre-IPO option award amortization and the forfeitures of stock options by employees no longer with our company. Amortization expense, net of forfeitures related to deferred stock compensation was approximately $0.1 million in 2003.

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

Options granted under the plan vested over a four-year period, with 25% vesting after one year and the remaining balance vesting 6.25% per quarter. Under the 1997 Plan, the Company granted options to purchase approximately 1.2 million common shares in 2000. In 2005, 2004 and 2003, the Company made no grants under this plan. At December 31, 2005, options to purchase a total of 810,200 shares were outstanding under the 1997 Plan, and no options were available for grant.

2000 Stock Option Plan

In April 2000, the Board established the 2000 Stock Option Plan (the “2000 Plan”). Initially, a total of 3,000,000 shares of common stock were approved by the Board for issuance under the 2000 Plan, together with annual increases in the number of shares of common stock reserved under the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 1,004,936 shares. In January 2002, the Board approved an increase of 1,007,858 shares. In January 2003, the Board approved an increase of 1,011,957 shares. In January 2004, the Board approved an increase of 1,200,000 shares. In January 2005, the Board approved and increase of 1,200,000 shares. As of December 31, 2005, a total of 8,424,751 shares had been reserved for issuance under the 2000 Plan. The term of the options granted under this plan may not exceed 10 years and in the case of the grantees who own more than 10% of the Company’s outstanding stock at the time of grant, the term of the option may not exceed five years. Options granted under the 2000 Plan vest and become exercisable as set forth in each option agreement, generally one quarter vest after one year and one-twelfth vest quarterly thereafter. In the event of a merger or sale of substantially all assets, these options must be assumed by the successor and if not assumed, will fully vest. The 2000 Plan will terminate in 2010. As a result of past and future increases, a maximum of 15,000,000 shares of common stock could be issued under the 2000 Plan. The Company granted options to purchase approximately 2.0 million, 1.3 million, and 1.8 million shares under the plan in 2005, 2004 and 2003, respectively. At December 31, 2005 options to purchase a total of 6,618,697 shares were outstanding under the 2000 Plan and 1,477,705 options were available for future grant.

2000 Director Option Plan

In April 2000, the Company adopted the 2000 Director Option Plan (the “Director Plan”). Initially, a total of 90,000 shares of common stock were approved by the Board for issuance under the plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an annual increase of 12,000 shares. In May 2001, the Board approved an additional 198,000 shares under this plan. In January 2002, the Board approved the annual increase of 30,000 shares. In January 2003, the Board approved the annual increase of 30,000 shares. In April 2003, the Board approved an additional 104,000 shares under this plan. In January 2004, the Board approved the annual increase of 175,000 shares. In January 2005, the Board approved the annual increase of 175,000 shares. As of December 31, 2005, the Company has authorized a total of 814,000 shares for issuance under this plan. As a result of past and future annual increases, a maximum of 1,689,000 shares of common stock could be issued over the 10-year life of the plan. The Company granted options to purchase 170,000, 170,000 and 120,000 shares under this plan in 2005, 2004 and 2003 respectively. At December 31, 2005 options to purchase a total of 552,000 shares were outstanding under the Director Plan and 200,750 options were available for future grant.

In April 2005, the board of directors authorized further amendments to the Director Plan, subject to stockholder approval, to: (i) provide that annual grants under the plan shall take place on January 1 of each year starting in 2006, (ii) provide that, after the first year, options granted under the plan vest at a rate of 1/48 per month rather than 1/4 per year, (iii) provide that options granted under the plan shall continue to vest and be exercisable for so long as the option holder remains a director or consultant to the Company, subject to the term of the option; (iv) extend the time period for optionees to exercise options following the date on which they are no longer a director or consultant to the Company, and (v) to provide the board of directors with the authority to make amendments to the Director Plan applicable to all options granted under the Director Plan, including options granted prior to the effective date of the amendment. The proposed amendments were approved by stockholders in June 2005 but did not affect options already granted under the Director Plan prior to the effective date of the amendments.

A summary of the 1997 Plan, the 2000 Plan, and the Director Plan activity and related information for the years ended December 31, 2005, 2004 and 2003 follows:

		Options Outstanding
	Shares Available for Option Grant	Shares	Weighted Average Exercise Price
Balance, December 31, 2002	1,630,845	5,180,730	$4.42
Authorized	1,145,957	—	—
Granted	(1,956,000)	1,956,000	1.13
Exercised	—	(222,749)	1.01
Canceled/repurchased	847,903	(1,383,627)	3.17
Balance, December 31, 2003	1,668,705	5,530,354	$3.70
Authorized	1,375,000	—	—
Granted	(1,484,500)	1,484,500	1.14
Exercised	—	(33,812)	1.09
Canceled/repurchased	314,030	(332,979)	2.60
Balance, December 31, 2004	1,873,235	6,648,063	$3.20
Authorized	1,375,000	—	—
Granted	(2,180,500)	2,180,500	2.71
Exercised	—	(214,196)	1.27
Expired	150,000	(150,000)	9.35
Canceled	460,720	(484,720)	1.69
Balance, December 31, 2005	1,678,455	7,979,647	$3.06

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 2005	Weighted-Average Exercise Price
$0.25 - 0.90	1,441,534	7.04	$0.83	880,060	$0.80
$0.92 - 1.21	1,778,338	7.07	1.15	1,092,397	1.14
$1.27 - 1.85	905,825	5.28	1.50	773,575	1.48
$2.09 - 2.65	1,358,000	7.61	2.26	684,875	2.23
$2.91	1,497,000	8.63	2.91	145,000	2.91
$3.95 - 5.31	83,300	4.91	4.84	83,300	4.84
$8.50	437,700	4.74	8.50	437,700	8.50
$17.25	477,950	4.25	17.25	477,950	17.25
	7,979,647	6.92	$3.06	4,574,857	$3.80

2000 Employee Stock Purchase Plan

In April 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”). Initially, a total of 1,500,000 shares of common stock were approved by the Board for issuance under the plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 753,702 shares. As of December 31, 2005, the Company has authorized a total of 2,253,702 shares for issuance under this plan. As a result of past and future annual increases, a maximum of 10,500,000 shares could be sold over the 10-year life of the plan. The Employee Stock Purchase Plan permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at 85% of the lower of the fair market value of the Company’s common stock on the first or the last day of each offering period. A total of 182,594, 118,139, and 87,191 shares were sold under this plan during 2005, 2004 and 2003, respectively.

Common Stock Reserved for Future Issuance

As of December 31, 2005, the Company had reserved the following shares of common stock for issuance in connection with:

Stock options under stock option plans	10,048,951
Employee stock purchase plan	2,253,702
Total	12,302,653

9.   Legal Proceedings

On May 11, 2005, CPI, Avistar’s wholly-owned patent prosecution and licensing subsidiary, commenced a patent infringement lawsuit against Tandberg ASA and Tandberg, Inc, alleging that several Tandberg videoconferencing products infringe three patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The three patents involved are U.S. Patent Nos. 5,867,654; 5,896,500; and 6,212,547. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management and separate monitors for simultaneous computer-based data sharing and videoconferencing. These technologies are core components of the AvistarVOS video operating system. In this action, CPI has requested injunctive relief, damages to compensate for past and present infringement, treble damages, costs associated with the litigation and such further relief as the Court deems just and proper. Both of the Tandberg entities answered the complaint on July 15, 2005, at which time they asserted that they did not infringe the patents and that the patents were invalid and unenforceable. On January 30, 2006, Tandberg Telecom AS, a wholly-owned manufacturing and patent holding subsidiary of Tandberg ASA, filed a patent infringement lawsuit against Avistar in the United States District Court for the Eastern District of Texas. The suit alleges that Avistar videoconferencing products infringe one patent purchased by Tandberg Telecom AS. The patent involved is U.S. Patent No. 6,621,515, which claims a method and system for routing video calls. In the Texas litigation, Tandberg Telecom AS has requested injunctive relief, monetary damages to compensate for its actual damages, costs associated with the litigation and such further relief as the Court deems just and proper. The Company responded to the complaint on March 23, 2006, at which time we asserted that Avistar did not infringe the patent, that the patent was invalid, and that the claim was without merit. Tandberg ASA and Tandberg, Inc. sought to add two defenses, and provisionally filed two motions for summary judgment in the California litigation on January 13, 2006 and February 24, 2006, respectively. Each proposed defense asserts that the Company is subject to a different contractual provision that either totally precludes or limits CPI’s remedies in the California litigation. Specifically, Tandberg alleged that (1) it had a license to the subject patents and (2) that Avistar had released its claims against Tandberg with respect to the subject patents. Both motions for summary judgment were determined to be procedurally defective in that Tandberg had not previously pled the contractual provisions as defenses to CPI’s claims. In the first case, on January 13, 2006, Tandberg voluntarily filed a motion to amend its complaint to add a license defense. That motion to amend has been fully briefed and argued and is pending. If the court permits Tandberg to amend its complaint, the briefing on Tandberg’s motion for summary judgment will be completed and the issue will be submitted to the court for resolution. During a hearing on March 20, 2006 concerning the “release” defense, the court refused to permit Tandberg to amend its complaint, holding that Tandberg could not prevail on that defense, and thereby prohibiting Tandberg from pursuing this defense in the California case. The Markman hearing for the CPI claims, a pivotal stage of the litigation process at which time definitions are determined for the following proceeding, is currently scheduled for May 22, 2006. The prosecution of this lawsuit and the defense of the Tandberg Telecom AS claim may require Avistar and CPI to expend significant financial and managerial resources, and therefore may have a material negative impact on the Company’s business, financial condition and results of operations. The duration and ultimate outcome of this litigation are uncertain.

10.   Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 provides for an asset and liability approach to account for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

The provision for income taxes relates to Federal, State and Foreign tax. The Company provided for income taxes for its subsidiary in the United Kingdom (ASUK) of approximately $22,000, $60,000 and $20,000 in 2005, 2004 and 2003, respectively.

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$—	$237	$—
State	—	66	—
Foreign	22	60	20
	22	363	20
Deferred benefits:
Federal	(2,262)	(2,691)	(2,985)
State	(460)	(335)	(490)
	(2,722)	(3,026)	(3,475)
Valuation allowance	2,722	3,026	3,475
	$22	$363	$20

For financial reporting purposes, loss before provision for income taxes included the following components (in thousands):

	Year Ended December 31,
	2005	2004	2003
Domestic	$(4,839)	$(8,668)	$(8,813)
Foreign	(313)	325	214
Loss before provision for income taxes	$(5,152)	$(8,343)	$(8,599)

The Company’s effective income tax provision differed from the federal statutory rate of 34% due to the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Expected tax benefit at federal statutory rate	$(1,652)	$(2,837)	$(2,985)
Foreign and state taxes, net	22	126	20
Permanent non-deductible	17	—	57
Utilization of net operating losses	—	(3,786)	—
Current year operating losses and temporary differences for which no tax benefit is recognized	1,635	6,860	2,928
Provision for income taxes	$22	$363	$20

Permanent non-deductible is primarily composed of the non-deductible portion of the deferred stock compensation expense.

The net deferred income tax asset consisted of the following as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Deferred income tax assets:
Federal net operating loss carryforwards	$11,514	$8,244
State net operating loss carryforwards	694	—
Tax credit carry forward	2,312	2,246
Deferred settlement and patent licensing, net	6,507	8,172
Reserves	294	57
Property and Equipment	195	75
	21,516	18,794
Valuation allowance	(21,516)	(18,794)
Net deferred income tax asset	$—	$—

Net operating loss carryforwards at December 31, 2005 were approximately $34 million and $12 million, for Federal and state income tax purposes, respectively. The Federal net operating loss carryforwards expire on various dates through the year 2024.

As of December 31, 2005, unused research and development tax credits of approximately $1.0 million and $1.1 million are available to reduce future Federal and California income taxes, respectively. Federal credit carryforwards expire beginning in year 2013. California credits will carry forward indefinitely.

The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interest. The Company believes significant uncertainty exists regarding the realizability of the net operating loss and tax credit carryforwards and other timing differences. Accordingly, a valuation allowance has been provided for the entire net deferred tax asset.

11.   Net Loss Per Share

Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128 (“SFAS 128”), “Earnings Per Share,” for all periods presented.

In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all convertible preferred stock, outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for 2005, 2004, and 2003, because all such securities are antidilutive (owing to the fact that the Company is in a loss position). Accordingly, diluted net loss per share is equal to basic net loss per share for all years presented.

The total number of potential common shares excluded from the calculations of diluted net loss per share was 1,668,006, 1,873,782 and 1,556,292 for 2005, 2004, and 2003, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net loss	$(5,174)	$(8,706)	$(8,619)
Weighted average shares of common stock used in computing net loss per share	33,600	32,610	26,368
Net loss per share basic and diluted	$(0.15)	$(0.27)	$(0.33)

12.   Segment Reporting

Disclosure of segments is presented in accordance with SFAS No. 131 (“SFAS 131”), “Disclosures About Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (Avistar) and (2) the prosecution, maintenance, support and licensing of the intellectual property used in the Company’s products (CPI). CPI Service revenue relates mainly to the maintenance, support, training, software development and installation of products, and is included in Avistar for purposes of reporting and decision-making. Avistar also engages in corporate functions, and provides financing and services to its subsidiaries. The Company’s chief operating decision maker, its Chief Executive Officer, monitors the Company’s operations based upon the information reflected in the following table (in thousands). The table includes a reconciliation of the revenue and expense classification used by the Company’s CEO with the classification of revenue, other income and expenses as set forth in the Company’s audited financial statements included elsewhere herein.

	CPI	Avistar	Reconciliation	Total
Year Ended December 31, 2005
Revenue	$4,226	$6,911	(4,226)	$6,911
Depreciation expense	—	(273)	—	(273)
Total costs and expenses	(2,535)	(14,197)	4,226	(12,506)
Interest income	—	537	—	537
Interest expense	—	1	—	1
Net income (loss)	1,691	(6,865)	—	(5,174)
Assets	5,081	15,277	—	20,358
Year Ended December 31, 2004 (as restated)
Revenue	$575	$6,321	$(575)	$6,321
Depreciation expense	—	(339)	—	(339)
Total costs and expenses	(3,898)	(11,474)	575	(14,797)
Interest income	—	118	—	118
Interest expense	—	6	—	6
Net loss	(3,322)	(5,384)	—	(8,706)
Assets	6,330	24,078	—	30,408
Year Ended December 31, 2003
Revenue	$—	$6,592	—	$6,592
Depreciation expense	(6)	(203)	—	(209)
Total costs and expenses	(2,446)	(13,270)	—	(15,716)
Interest income	—	44	—	44
Interest expense	—	8	—	8
Net loss	(2,446)	(6,173)	—	(8,619)
Assets	22	8,206	—	8,228

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 63%, 52% and 58% of total revenue for 2005, 2004, and 2003, respectively. For 2005, 2004, and 2003, respectively, international revenues to customers in the United Kingdom accounted for 23%, 31% and 40%, respectively, of total revenue. The Company had no significant long-lived assets in any country other than the United States for any period presented.

13.   Subsequent Events

On March 15, 2006, Avistar signed a new lease for a 2,500 square foot office space in London, United Kingdom to house sales and operational staff. The new office space replaces similar facilities vacated in March 2006. The new lease requires minimum payments of approximately $112,000, $144,000, $144,000 and $80,000 for fiscal years 2006, 2007, 2008 and 2009, respectively.

On April 18, 2006, the Company received a notice from the staff of The NASDAQ Stock Market stating that Avistar is not in compliance with Marketplace Rule 4310(c)(14) because it had not filed its Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”) on a timely basis. The notice is automatically generated by NASDAQ, and indicated that due to such noncompliance, Avistar’s common stock will be subject to potential delisting. On April 19, 2006, Avistar requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to appeal the NASDAQ staff’s determination. The hearing request automatically stayed the delisting of Avistar’s common stock pending the Panel’s review and decision. There can be no assurance, however, that the Panel will grant Avistar’s request for continued listing. Until compliance with NASDAQ’s Marketplace Rules is re-established, the trading symbol for Avistar may be changed from AVSR to AVSRE by the NASDAQ Capital Market.

14.   Selected Quarterly Results of Operations (unaudited)

The following tables set forth, for the periods indicated, the Company’s unaudited financial information for the last eight quarters. The Company believes that the financial statements used to prepare this information include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with the Company’s financial statements and notes to financial statements. The operating results for any quarter do not necessarily indicate the results expected for any future period. As described in the Summary of Significant Accounting Policies, Income from Settlement and Patent Licensing, we expect to recognize the payment received from Polycom, Inc. and the associated deferred contingent legal costs paid in income from settlement and patent licensing in equal installments over a five-year period starting November 12, 2004. The payment from Polycom and its recognition in income from settlement and patent licensing may affect the comparability of our financial statements for periods before and after the payment was received.

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(In thousands except per share data)
Total revenue (As Previously Reported)	$1,808	$2,891	$2,403	$2,979
Total revenue (Adjustment)	—	(1,057)	(1,056)	(1,057)
Total revenue (As Restated)	1,808	1,834	1,347	1,922
Cost of product revenue	593	531	318	450
Cost of services, maintenance and support costs revenues	632	616	525	447
Net loss	$(2,102)	$(1,425)	$(1,260)	$(387)
Net loss per share—Basic/Diluted	$(0.06)	$(0.04)	$(0.04)	$(0.01)
Weighted average shares	33,738	33,687	33,547	33,420

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(In thousands except per share data)
Total revenue (As Previously Reported)	$2,304	$1,512	$1,676	$1,404
Total revenue (Adjustment)	(575)	—	—	—
Total revenue (As Restated)	1,729	1,512	1,676	1,404
Cost of product revenue	435	344	364	292
Cost of services, maintenance and support costs revenues	468	526	461	482
Net loss	$(2,096)	$(2,289)	$(2,233)	$(2,088)
Net loss per share—Basic/Diluted	$(0.06)	$(0.07)	$(0.07)	$(0.07)
Weighted average shares	33,361	33,335	33,277	30,450

Item 15(a)

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Operations	Write-Offs	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Period Ended:
December 31, 2005	$22	$120	$(21)	$121
December 31, 2004	$44	$77	$(99)	$22
December 31, 2003	$69	$125	$(150)	$44

S-1

INDEX TO EXHIBITS

Exhibits
3.2	(1)	Restated Certificate of Incorporation
3.3	(11)	Bylaws of Avistar Communications Corporation
4.1	(1)	Specimen Certificate evidencing shares of Common Stock
10.1	(1)	1997 Stock Option Plan, as amended*
10.1.1	(1)	1997 Stock Option Plan Form of Stock Option Agreement*
10.2	(1)	2000 Stock Option Plan, as amended*
10.3		2000 Director Option Plan, as amended*
10.4	(1)	Form of Director Option Agreement*
10.5	(4)	2000 Employee Stock Purchase Program, as amended*
10.6	(1)	Form of Indemnification Agreement*
10.7	(1)†	Preferred Supplier Agreement dated June 24, 1997 by and between Avistar and Tandberg, Inc., including modifications Nos. 1, 2, 3 and 4
10.7.1	(1)†	Modification No. 5 to the Preferred Supplier Agreement dated June 27, 2000
10.7.2	(2)†	Modification No. 6 to the Preferred Supplier Agreement dated November 27, 2000
10.8	(6)	Settlement Agreement and Release between the Registrant and R. Stephen Heinrichs dated April 26, 2001*
10.9	(7)	Master Loan and Security Agreement between the Registrant and Comerica Bank—California dated February 27, 2002
10.9.1	(7)†	First Amendment dated December 17, 2002 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California
10.9.2	(7)†	Unconditional Guaranty of the Gerald J. Burnett and Marjorie J. Burnett Revocable Trust dated December 17, 2002
10.9.3	(7)†	Unconditional Guaranty of Gerald J. Burnett dated December 17, 2002
10.9.4	(7)	Second Amendment dated March 10, 2003 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California
10.9.5	(9)	Fourth Amendment dated February 27, 2004 to Master Loan and Security Agreement between the Registrant and Comerica Bank—California
10.9.6	(9)	Reaffirmation of Unconditional Guaranty of the Gerald J. Burnett and Marjorie J. Burnett Revocable Trust dated February 24, 2004
10.10	(8)	Office Lease Agreement between CA-Twin Dolphin Plaza Limited Partnership and the Registrant dated July 30, 2003
10.11	(8)	Common Stock Purchase Agreement by and among the Registrant and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust, Grady Burnett and Wendolyn Hearn dated October 15, 2003
10.12	(10)	Stock Purchase Agreement among the Registrant, Fuller & Thaler Behavioral Finance Fund, Ltd. and Fuller & Thaler Avalanche Fund, L.P. dated March 23, 2004
10.13	(11)	Settlement Agreement among the Registrant, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004
10.14	†	Patent Cross-License Agreement Among the Company, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004
21.1	(7)	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm: Burr, Pilger & Mayer LLP
23.2	Consent of Independent Registered Public Accounting Firm: KPMG LLP
24.1	Power of Attorney (see page 47)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3)          Reserved.

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

(11)   Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.