Form 10-Q
period 2006-03-31
AVISTAR COMMUNICATIONS CORP
filed 2006-05-12
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐                                Accelerated filer   ☐                                Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

At March 31, 2006, 35,056,045 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2006 and December 31, 2005
(in thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7,074	$8,216
Short-term investments	2,433	2,995
Total cash, cash equivalents and short-term investments	9,507	11,211
Accounts receivable, net of allowance for doubtful accounts of $102 and $121 at March 31, 2006 and December 31, 2005, respectively	1,678	1,428
Inventories, including inventory shipped to customers’ sites, not yet installed of $26 and $28 at March 31, 2006 and December 31, 2005, respectively	682	675
Deferred settlement and patent licensing costs	1,256	1,256
Prepaid expenses and other current assets	301	463
Total current assets	13,424	15,033
Long-term investments	—	958
Property and equipment, net	306	311
Long-term deferred settlement and patent licensing costs	3,345	3,685
Other assets	387	371
Total assets	$17,462	$20,358

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$987	$1,004
Deferred income from settlement and patent licensing	5,520	5,520
Deferred services revenue and customer deposits	1,418	712
Accrued liabilities and other	1,679	1,491
Total current liabilities	9,604	8,727
Long-term liabilities:
Long-term deferred income from settlement and patent licensing	14,464	15,789
Total liabilities	24,068	24,516
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at March 31, 2006 and December 31, 2005; 35,056,045 and 34,939,124 shares issued at March 31, 2006 and December 31, 2005, respectively	35	35
Less: treasury common stock, 1,181,625 shares at March 31, 2006 and December 31, 2005, at cost	(53)	(53)
Additional paid-in-capital	91,122	90,519
Other comprehensive loss	(7)	(12)
Accumulated deficit	(97,703)	(94,647)
Total stockholders’ equity (deficit)	(6,606)	(4,158)
Total liabilities and stockholders’ equity (deficit)	$17,462	$20,358

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2006 and 2005
(in thousands, except per share data)

	Three Months Ended
	March 31, 2006	March 31, 2005
	(unaudited)
		Restated(1)
Revenue:
Product	$877	$1,127
Licensing	32	—
Services, maintenance and support	949	795
Total revenue	1,858	1,922
Costs and Expenses:
Cost of product revenue	632	450
Cost of services, maintenance and support revenue*	607	447
Income from settlement and patent licensing	(1,057)	(1,057)
Research and development*	1,272	641
Sales and marketing*	1,300	698
General and administrative*	2,256	1,273
Total costs and expenses	5,010	2,452
Loss from operations	(3,152)	(530)
Other income:
Interest income	103	148
Other expense, net	(7)	(5)
Total other income, net	96	143
Net loss	$(3,056)	$(387)

Net loss per share - basic and diluted	$(0.09)	$(0.01)
Weighted average shares used in calculating basic and diluted net loss per share.	35,015	33,420

*Including stock based compensation of:
Cost of services, maintenance and support revenue	$36	$—
Research and development	147	—
Sales and marketing	112	—
General and administrative	180	2
	$475	$2

(1) See Note 2 “Correction of an Error” of the Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2006 and 2005
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(unaudited)
		Restated(1)
Cash Flows from Operating Activities:
Net loss	$(3,056)	$(387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	114	36
Compensation on options issued to consultants and employees	475	2
Provision for doubtful accounts	(19)	33
Changes in assets and liabilities:
Accounts receivable	(231)	152
Inventories	(7)	3
Prepaid expenses and other current assets	162	8
Deferred settlement and patent licensing costs	340	314
Other assets	(16)	(2)
Accounts payable	(17)	(559)
Deferred income from settlement and patent licensing	(1,325)	(1,371)
Deferred services revenue and customer deposits	706	867
Accrued liabilities and other	188	(291)
Net cash used in operating activities	(2,686)	(1,195)

Cash Flows from Investing Activities:
Maturities of short-term investments	1,525	—
Purchase of property and equipment	(109)	(77)
Net cash provided by (used in) investing activities	1,416	(77)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	128	70
Net cash provided by financing activities	128	70
Net decrease in cash and cash equivalents	(1,142)	(1,202)
Cash and cash equivalents, beginning of period	8,216	21,656
Cash and cash equivalents, end of period	$7,074	$20,454

Supplemental Cash Flow Information:
Cash paid for income taxes	$—	$315
Cash paid for interest	$2	$—

(1) See Note 2 “Correction of an Error” of the Notes to Condensed Consolidated Financial Statements

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

Basis of Presentation

The unaudited balance sheet as of March 31, 2006 presents the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (ASUK) and CPI, after the elimination of all intercompany accounts and transactions. The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from those transactions denominated in currencies other than the United States dollar are included in the statements of operations.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $97.7 million as of March 31, 2006. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

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

2. Correction of an Error

In September 2005, the Company received a comment letter from the U. S. Securities and Exchange Commission (“SEC”) relating to the Company’s 2004 Form 10-K, which included a question regarding the Company’s accounting for the November 2004 settlement and patent cross-license agreement with Polycom, Inc. (“Polycom”). The settlement and patent cross-license agreement resulted in a $27.5 million one time payment by Polycom to Avistar and a payment by Avistar to its litigation counsel of $6.4 million in contingent legal fees. The Company previously reported on Form 10-Q for the three months ended March 31, 2005 the one time payment by Polycom as revenue, to be recognized ratably over a five-year period, net of contingent legal fees. As a result of the SEC’s inquiry as to whether the Polycom transaction should be characterized as revenue, and after discussions with the SEC, the Company concluded that a reclassification of license revenues from revenue to a component of operating expenses, and presentation as “Income from settlement and patent licensing” was necessary for previously filed financial reports. The restatement of the net proceeds and expenses from the Polycom settlement and patent cross-license agreement had no effect on reported net loss, loss per share, stockholders’ equity (deficit) or net cash flows from operating, investing or financing activities, but did have the effect of overstating revenues and operating expenses for previously issued interim condensed consolidated financial statements, as of and for the three-months ended March 31, 2005. In addition, the balance sheet as of March 31, 2005 has been restated to reflect the gross effect of the $27.5 million payment by Polycom to Avistar, and the payment of $6.4 million of contingent legal fees by Avistar, which was previously reported on a net basis as deferred revenue. See Notes 3 and 6 regarding significant concentrations, revenue recognition, segment reporting and the unaudited interim results which have been restated to reclassify the Polycom proceeds from license revenue to “Income from settlement and patent licensing,” to be consistent with the presentation of the net proceeds from the Polycom settlement and patent cross-license agreement in the Statement of Operations for the three months ended March 31, 2006. The presentation within operations is supported by a determination that the Polycom licensing transaction is central to the activities that constitute the Company’s ongoing major or central operations, but that the settlement may also contain a gain element related to the settlement, which is not considered revenue under the Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6, Elements of Financial Statements. The Company did not have sufficient historical evidence to support a reasonable determination of value for purposes of segregating the proceeds from Polycom into revenue related to the patent licensing, and an operating or non-operating gain upon settlement of litigation, resulting in the determination that the entire transaction is more appropriately classified as “Income from settlement and patent licensing” within operations, as opposed to revenue.

The following table presents the impact of the adjustment to the condensed consolidated statement of operations and cash flows for the three-months ended March 31, 2005 (in thousands):

	Three Months ended March 31, 2005
	(Unaudited)
Statement of Operations	As Previously Reported	Adjustment	As Restated
Revenues:
Licensing revenue	$1,057	$(1,057)	$—
Total revenue	2,979	(1,057)	1,922
Costs and expenses:
Income from settlement and patent licensing	—	(1,057)	(1,057)
Net loss	$(387)	$—	$(387)

	Three Months ended March 31, 2005
	(Unaudited)
Statement of Cash Flows	As Previously Reported	Adjustment	As Restated
Cash flows from Operating Activities:
Deferred settlement and patent licensing costs	$—	$314	$314
Deferred License revenue	(1,057)	1,057	—
Deferred income from settlement and patent licensing	—	(1,371)	(1,371)
Net cash used in operating activities	$(1,195)	$—	$(1,195)

3. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The financial statements filed in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the unaudited financial statements furnished in this report reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods covered and of the Company’s financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2005, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange

Commission on April 28, 2006.

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. Investment securities held with intent to reinvest or hold for longer than a year or with remaining maturities of one year or more are considered long-term investments. The Company’s cash equivalents at December 31, 2005 and March 31, 2006 consisted of money market funds and short-term commercial paper with original maturities of three months or less and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

The Company accounts for its short-term and long-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available- for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions and the operational performance, and other specific factors relating to the business underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company had net unrealized losses on its short and long-term investment securities of $7,000 and $12,000 at March 31, 2006 and December 31, 2005, respectively.

Cash, cash equivalents, short and long-term investments consisted of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
	(Unaudited)
Description
Cash and cash equivalents:
Cash	$1,087	$549
Commercial paper cash equivalents	5,987	7,667
Total cash and cash equivalents	7,074	8,216
Short-term investments:
Short-term investments (average 183 and 60 remaining days to maturity as of March 31, 2006 and December 31, 2005, respectively)	2,433	2,995
Total cash and cash equivalents and short term-investments	9,507	11,211
Long-term-investments(average 390 days to maturity as of December 31, 2005)	—	958
Total cash, cash equivalents and short- term and long-term investments	$9,507	$12,169

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s revenues. Revenues to these customers as a percentage of total revenues were as follows for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Customer A	40%	35%
Customer B	37%	42%
Customer C	* %	12%
Customer D	13%	* %

* Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of March 31, 2006, the Company had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities, primarily in the financial services industry. As of March 31, 2006, approximately 95% of gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of the Company’s total gross accounts receivable balance. As of December 31, 2005, approximately 97% of accounts receivable was concentrated with three customers. No other customers individually accounted for greater than 10% of total accounts receivable as of December 31, 2005.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	MARCH 31, 2006	DECEMBER 31, 2005
	(Unaudited)
Raw materials and subassemblies	$32	$43
Finished goods	624	604
Inventory shipped to customer sites, not yet installed	26	28
	$682	$675

Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of March 31, 2006 and December 31, 2005, the Company had billed approximately $26,000 and $28,000, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer. Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

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

•      The fee is fixed or determinable. The Company’s determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. The Company’s standard terms generally require payment within 30 to 90 days of the date of invoice. Where these terms apply, the Company regards the fee as fixed or determinable, and recognizes revenue upon delivery (assuming other revenue recognition criteria are met). If the payment terms do not meet this standard, but rather, involve “extended payment terms,” the fee may not be considered to be fixed or determinable and the revenue would then be recognized when customer installments are due and payable.

•      Collectibility is probable. To recognize revenue, the Company judges collectibility of the arrangement fees on a customer-by-customer basis pursuant to a credit review policy. The Company typically sells to customers with which it has had a history of successful collections. For new customers, the Company evaluates the customer’s financial position and ability to pay. If the Company determines that collectibility is not probable based upon the credit review process or the customer’s payment history, revenue is recognized when cash is collected.

If there are any undelivered elements, the Company defers revenue for those elements, as long as Vendor Specific Objective Evidence (VSOE) exists for the undelivered elements. Additionally, per paragraph 14 of SOP 97-2, when the Company provides installation services, the product and installation revenue is recognized upon completion of the installation process and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above. The Company believes that the fee associated with the delivered product elements does not meet the collectibility criteria if the installation services have not been completed. Customer confirmation is obtained and documented by means of a standard form indicating the installation services have been provided and the hardware and software components installed. When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above.

Payment for product is due upon shipment, subject to specific payment terms. Payment for installation and professional services is due upon providing the services, subject to specific payment terms. Reimbursements received for out-of-pocket expenses and shipping costs incurred during installation and support services, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

The price charged for maintenance and/or support is defined in the contract, and is based on a fixed price for both hardware and software components as stipulated in the customer agreement. Customers have the option to renew the maintenance and/or support arrangement in subsequent periods at the same or similar rate as paid in the initial year subject to contractual adjustments for inflation. Revenue from maintenance and support services is deferred and recognized pro-rata over the maintenance and/or support term, which is typically one year in length. Payments for services made in advance of the provision of services are recorded as deferred revenue and customer deposits in the accompanying balance sheets. Training services are offered independently of the purchase of product. The value of these training services is determined based on the price charged when such services are sold separately. Training revenue is recognized upon performance of the service.

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

Income from Settlement and Patent Licensing

The Company recognizes the proceeds from settlement and patent licensing agreements based on the terms involved. When litigation has been filed prior to a settlement and patent licensing agreement, and insufficient historical evidence exists for the determination of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, the Company reports all proceeds in “income from settlement and patent licensing” within operating costs and expenses. When litigation has been filed prior to a settlement and patent licensing agreement, and sufficient historical evidence exists for the determination of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, the Company reports the patent licensing proceeds, as license revenue, consistent with Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6, Elements of Financial Statements. The gain portion of the proceeds, when sufficient historical evidence exists to segregate the proceeds, is reported in other income according to SFAS No. 5, Accounting for Contingencies.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period.

The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”. Prior to the adoption of SFAS No. 123 (R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”   The pro-forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share data):

Three Months Ended March 31, 2005

Net loss, as reported	$(387)
Add stock - based employee compensation expense included in reported net loss, net of tax	2
Deduct total stock-based employee compensation expense under fair-value-based method for all awards, net of tax	(487)
Pro forma net loss	$(872)

Basic and diluted loss per share:
As reported	$(0.01)
Pro forma	$(0.03)

Impact of the Adoption of SFAS No. 123 (R)

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123 (R). The effect of recording stock-based compensation for the three months ended March 31, 2006 was as follows (in thousands, except per share data):

Three Months Ended March 31, 2006
Stock-based compensation expense by type of award:
Employee stock options	$413
Non-employee stock options	18
Employee stock purchase plan	44
Total stock-based compensation	475
Tax effect on stock-based compensation	—
Net effect of stock-based compensation on net loss	$475

As of March 31, 2006, the Company had an unrecognized deferred stock-based compensation balance related to stock options of approximately $4.7 million before estimated forfeitures. SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 7% for its executive options and 29% for non-executive options. Accordingly, as of March 31, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $1.0 million, and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $3.7 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 2.1 years. During the three months ended March 31, 2006, the Company granted 178,000 stock options, with an estimated total grant-date fair value of $240,000.

Valuation Assumptions

The Company estimated the fair value of stock options granted during the three months ended March 31, 2006, using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123 (R), SEC Staff Accounting Bulletin (SAB) No. 107 and the Company’s prior period pro forma disclosures of net loss for the three months ended March 31, 2005, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

Employee Stock Option Plan

	Three Months Ended March 31,
	2006	2005
Expected dividend	—%	—%
Average risk-free interest rate	4.3%	3.9%
Expected volatility	146%	225%
Expected term (years)	6.1	4.0

Employee Stock Purchase Plan

	Three Months Ended March 31,
	2006	2005
Expected dividend	—%	—%
Average risk-free interest rate	2.8%	2.7%
Expected volatility	113%	96%
Expected term (months)	6.0	6.0

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve, and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. Expected volatility is based on the historical volatility of the Company’s common stock over a period consistent with the expected term of the stock-option. The expected term calculation is based on an average prescribed by SAB No. 107, based on the vesting periods, which is generally four years, and the term of the option, which is generally 10 years, divided by 2.

4. Related Party Transactions

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), has served as a director of the Company since February 2001. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During the three months ended March 31, 2006 and 2005, payments of approximately $11,000 and $28,000, respectively, were made to WSGR for legal services provided to the Company.

5. Net Loss Per Share

Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128 (“SFAS 128”), “Earnings Per Share,” for all periods presented.

In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three months ended March 31, 2006 and 2005, because all such securities are antidilutive (owing to the fact that the Company is in a loss position). Accordingly, diluted net loss per share is equal to basic net loss per share for all periods presented.

The total number of potential common shares excluded from the calculations of diluted net loss per share was 2,975,573 and 4,431,579 for the three months ended March 31, 2006 and 2005, respectively.

6. Segment Reporting

Disclosure of segments is presented in accordance with SFAS No. 131 (“SFAS 131”), “Disclosures About Segments of an Enterprise and Related Information.”  SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacture, sale and marketing of networked video communications products (Avistar) and (2) the prosecution, maintenance, support and licensing of the intellectual property, some of which is used in the Company’s products (CPI). Service revenue relates mainly to the maintenance, support, training, software development and installation of products, and is included in Avistar for purposes of reporting and decision-making. Avistar also engages in corporate functions and provides financing and other services to its subsidiaries. The Company’s Chief Executive Officer, the Company’s chief operating decision maker, considers income from settlement and patent licensing to be equivalent to revenue for purposes of monitoring the Company’s operations. A reconciliation of the revenue and expense classification used by the Company’s CEO with the classification of revenue, other income and expenses as set forth in the Company’s unaudited financial statements included elsewhere herein is indicated in the following table(in thousands).

	CPI	Avistar	Reconciliation	Total
Three Months Ended March 31, 2006
Revenue	$1,089	$1,826	$(1,057)	$1,858
Depreciation expense	—	(114)	—	(114)
Total costs and expenses	(1,213)	(4,854)	1,057	(5,010)
Interest income	—	103	—	103
Net loss	(124)	(2,932)	—	(3,056)
Assets	4,658	12,804	—	17,462
Three Months Ended March 31, 2005 (as restated)
Revenue	$1,057	$1,922	$(1,057)	$1,922
Depreciation expense	—	(36)	—	(36)
Total costs and expenses	(498)	(3,011)	1,057	(2,452)
Interest income	—	148	—	148
Net income (loss)	559	(946)	—	(387)
Assets	5,980	22,759	—	28,739

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 49% and 57% of total product and services revenue for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, international revenues from customers in the United Kingdom accounted for 10% and 26%, of total product and services revenue, respectively. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

7.              Legal Proceedings

On May 11, 2005, CPI, Avistar’s wholly-owned patent prosecution and licensing subsidiary, commenced a patent infringement lawsuit against Tandberg ASA and Tandberg, Inc, alleging that several Tandberg videoconferencing products infringe three patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The three patents involved are U.S. Patent Nos. 5,867,654; 5,896,500; and 6,212,547. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, and separate monitors for simultaneous computer-based data sharing and videoconferencing. These technologies are core components of the AvistarVOS video operating system. In this action, CPI has requested injunctive relief, damages to compensate for past and present infringement, treble damages, costs associated with the litigation and such further relief as the Court deems just and proper. Both of the Tandberg entities answered the complaint on July 15, 2005, at which time they asserted that they did not infringe the patents and that the patents were invalid and unenforceable. On January 30, 2006, Tandberg Telecom AS, a wholly-owned manufacturing and patent holding subsidiary of Tandberg ASA, filed a patent infringement lawsuit against Avistar in the United States District Court for the Eastern District of Texas. The suit alleges that Avistar videoconferencing products infringe one patent purchased by Tandberg Telecom AS. The patent involved is U.S. Patent No. 6,621,515, which claims a method and system for routing video calls. In the Texas litigation, Tandberg Telecom AS has requested injunctive relief, monetary damages to compensate for its actual damages, costs associated with the litigation and such further relief as the Court deems just and proper. Avistar responded to the complaint on March 23, 2006, at which time Avistar asserted that Avistar did not infringe the patent, that the patent was invalid, and that the claim was without merit. Tandberg ASA and Tandberg, Inc. sought to add two defenses, and provisionally filed two motions for summary judgment in the California litigation on January 13, 2006 and February 24, 2006, respectively. Each proposed defense asserts that Avistar is subject to a different contractual provision that either totally precludes or limits CPI’s remedies in the California litigation. Specifically, Tandberg alleged that (1) it had a license to the subject patents and (2) that Avistar had released its claims against Tandberg with respect to the subject patents. Both motions for summary judgment were determined to be procedurally defective in that Tandberg had not previously pled the contractual provisions as defenses to CPI’s claims. In the first case, on January 13, 2006, Tandberg voluntarily filed a motion to amend its complaint to add a license defense. That motion to amend has been fully briefed and argued and is pending. If the court permits Tandberg to amend its complaint, the briefing on Tandberg’s motion for summary judgment will be completed and the issue will be submitted to the court for resolution. During a hearing on March 20, 2006 concerning the “release” defense, the court refused to permit Tandberg to amend its complaint, holding that Tandberg could not prevail on that defense, and thereby prohibiting Tandberg from pursuing this defense in the California case. The Markman hearing for the CPI claims, a pivotal stage of the litigation process at which time definitions are determined for the following proceeding, is currently scheduled for May 24, 2006. The prosecution of this lawsuit and the defense of the Tandberg Telecom AS claim may require Avistar and CPI to expend significant financial and managerial resources, and therefore may have a material negative impact on Avistar’s business, financial condition and results of operations. The duration and ultimate outcome of this litigation are uncertain.

8.              Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that make a voluntary change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.

Under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company adopted of SFAS No. 154 as of January 1, 2006 and the adoption did not have a material impact on its financial position, results of operations or cash flows.

9.              Subsequent Event

On April 13, 2006, Avistar notified The NASDAQ Capital Market that it did not expect to file its Annual Report on Form 10-K with the SEC on or prior to the extended filing deadline of April 17, 2006. The Company notified The NASDAQ Stock Market that beginning on April 17, 2006, it expected to be out of compliance with NASDAQ’s continued listing standard set forth in NASDAQ Marketplace Rule 4310(c)(14). As a result of this noncompliance, Avistar received a notice from The NASDAQ Capital Market to the effect that, due to such noncompliance, Avistar’s common stock would be subject to delisting. Upon receipt of the delisting notice, Avistar requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to appeal NASDAQ staff’s determination. The hearing request automatically stayed the delisting of Avistar’s common stock pending the Panel’s decision. Avistar filed its Annual Report on Form 10-K on April 28, 2006. On May 5, 2006, Avistar received a written notice from NASDAQ indicating that, in light of the filing of Avistar’s Annual Report, the delisting hearing was moot and the delisting process had been cancelled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements elsewhere herein, and the Audited Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 28, 2006.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward looking statements. These risks and other factors include those listed under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.

Overview

We develop, market and support an integrated suite of vBusiness—video-enabled eBusiness—applications, all powered by the AvistarVOS™ software. From the desktop, we deliver business-quality interactive video calling, content creation and publishing, broadcast origination and distribution, video- on-demand, and integrated data sharing. The Avistar video and data collaboration applications are all managed by the AvistarVOS video operating system. By integrating video tightly into the way they work, our customers can use our system to save costs and improve productivity and communication within the enterprise and between enterprises, to enhance relationships with customers, suppliers and partners. Using AvistarVOS software and leveraging video, telephony and Internet networking standards, Avistar applications are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system directly to enterprises in selected strategic vertical markets, and have focused initially on the financial services industry. Additionally, we have licensed our technology and patents to companies in the video conferencing market. Our objective is to establish our technology as the standard for networked video through direct sales, indirect channel sales/partnerships and the licensing of our technology to others.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent application and issuance. As of March 31, 2006, we hold 70 U.S. and foreign patents, which have been licensed to third parties. We continue to pursue opportunities to license these patents to others in the collaboration technology marketplace.

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

•                  Valuation of accounts receivable; and

•                  Valuation of inventories.

In light of the recent adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123 (R)”), we have also included our stock-based compensation policy as a critical accounting policy, as set forth below.

Revenue Recognition

We derive product revenue principally from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. We also derive revenue from fees for installation, maintenance, support, training services and software development. In addition, we derive revenue from the licensing of our intellectual property portfolio. Product revenue as a percentage of total revenue was 47% and 59% for the three months ended March 31, 2006 and 2005, respectively.

We recognize product and services revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9). We derive product revenue from the sale and licensing of a set of desktop (endpoint) products (hardware and software) and infrastructure products (hardware and software) that combine to form an Avistar video-enabled collaboration solution. Services revenue includes revenue from installation services, post-contract customer support, training, and software development. The installation services that we offer to customers relate to the physical set-up and configuration of desktop and infrastructure components of our solution. The fair value of all product, installation services, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

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

•      The fee is fixed or determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard terms generally require payment within 30 to 90 days of the date of invoice. Where these terms apply, we regard the fee as fixed or determinable, and we recognize revenue upon delivery (assuming other revenue recognition criteria are met). If the payment terms do not meet this standard, but rather involve “extended payment terms,” we may not consider the fee to be fixed or determinable and would then recognize revenue when customer installments are due and payable.

•      Collectibility is probable. To recognize revenue, we must judge collectibility of the arrangement fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with which we have had a history of successful collections. For new customers, we evaluate the customer’s financial position and ability to pay. If we determine that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue when cash is collected.

If there are any undelivered elements, we defer revenue for those elements, as long as Vendor Specific Objective Evidence (VSOE) exists for the undelivered elements. Additionally, when we provide installation services, the product and installation revenue is recognized upon completion of the installation process and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above. We believe that the fee associated with the delivered product elements does not meet the collectibility criteria if the installation services have not been completed. Customer confirmation is obtained and documented by means of a standard form indicating the installation services provided and the hardware and software components are installed. When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above.

Payment for product is due upon shipment, subject to specific payment terms. Payment for installation and professional services is due upon providing the services, subject to specific payment terms. Reimbursements received for out-of-pocket expenses and shipping costs incurred during installation and support services have not been significant to date. These expenses are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.”

The price charged for maintenance and/or support is defined in the product contract, and is based on a fixed price for both hardware and software components as stipulated in the customer agreement. Customers have the option to renew the maintenance and/or support services in subsequent periods at the same or similar rate as paid in the initial year subject to contractual adjustments for inflation. Revenue from maintenance and support is recognized pro-rata over the maintenance and/or support term, which is typically one year in length. Payments for services made in advance of the provision of services are recorded as deferred revenue and customer deposits in the accompanying balance sheets. Training services are offered independently of the purchase of product. The value of these training services is determined based on the price charged when such services are sold separately. Training revenue is recognized upon performance of the service.

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

We recognize revenue from the licensing of our intellectual property portfolio based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to our intellectual property is granted after the commencement of litigation proceedings between us and the licensee, the proceeds of such transaction may only be recognized as licensing revenue by us if sufficient historical evidence exists for the determination of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues. As of March 31, 2006, these criteria for recognizing license revenue following the commencement of litigation have not been met.

To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank AG and UBS Warburg LLC and their affiliates. Collectively, Deutsche Bank AG and UBS Warburg LLC and their affiliates accounted for approximately 77% of total revenue for the three month periods ended March 31, 2006 and March 31 2005. As of March 31, 2006, approximately 95% of our gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2005, approximately 97% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 49% and 57% of total revenue for the three months ended March 31, 2006 and 2005, respectively.

Income from Settlement and Patent Licensing

We recognize the proceeds from settlement and patent licensing agreements based on the terms involved. When litigation has been filed prior to a settlement and patent licensing agreement, and insufficient historical evidence exists for the determination of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, we report all proceeds in “income from settlement and patent licensing” within operating costs and expenses. When litigation has been filed prior to a settlement and patent licensing agreement, and sufficient historical evidence exists for the determination of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, we report the patent licensing proceeds, as license revenue, consistent with FASB Concepts Statement No. 6, Elements of Financial Statements. The gain portion of the proceeds, when sufficient historical evidence exists to segregate the proceeds, is reported in other income according to SFAS No. 5, Accounting for Contingencies.

In September 2005, we received a comment letter from the U. S. Securities and Exchange Commission (“SEC”) relating to our 2004 Form 10-K, which included a question regarding our accounting for the November 2004 settlement and patent cross-license agreement with Polycom, Inc. (“Polycom”). The settlement and patent cross-license agreement resulted in a $27.5 million one time payment by Polycom to us and a payment by us to our litigation counsel of $6.4 million in contingent legal fees. We previously reported on Form 10-Q for the three months ended March 31, 2005 the one time payment by Polycom as revenue, to be recognized ratably over a five-year period, net of contingent legal fees. As a result of the SEC’s inquiry as to whether the Polycom transaction should be characterized as revenue, and after discussions with the SEC, we concluded that a reclassification of license revenues from revenue to a component of operating expenses, and presented as “Income from settlement and patent licensing” was necessary for previously filed financial reports. The restatement of the net proceeds and expenses from the Polycom settlement and patent cross-license agreement had no effect on reported net loss, loss per share, stockholders’ equity (deficit) or net cash flows from operating, investing or financing activities, but did have the effect of overstating revenues and operating expenses for previously issued interim condensed consolidated financial statements, as of and for the three-months ended March 31, 2005. In addition, the balance sheet as of March 31, 2005 has been restated to reflect the gross effect of the $27.5 million payment by Polycom to Avistar, and the payment of $6.4 million of contingent legal fees by us, which was previously reported on a net basis as deferred revenue. See Note 2 “Correction of an Error” of the Notes to Condensed Consolidated Financial Statements.

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends, and the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts were to be understated, our operating results would be negatively affected. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of December 31, 2005, three customers represented 48%, 32% and 17% of our accounts receivable balance. As of March 31, 2006, approximately 95% of our gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of our gross accounts receivable.

Valuation of Inventories

We record a provision for obsolete or excess inventory for systems and components that are no longer manufactured or are at risk of being replaced with new versions of our product. In determining the allowance for obsolete or excess inventory, we look at our forecasted demand versus quantities on hand and commitments. Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory, commitments, and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, provision for purchase commitments and charges against earnings may be required, which would negatively affect our operating results for that period.

Stock Compensation

We adopted SFAS No. 123 (R) effective January 1, 2006. SFAS No. 123 (R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option terms, as well as expected option forfeiture rates to value equity-based compensation. There is little experience or guidance with respect to developing these assumptions and models. SFAS No. 123 (R) requires the recognition of the fair value of stock compensation in net income (loss). Refer to Note 3 – Stock-Based Compensation in the Notes to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report of Form 10-Q for more information.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue
	Three Months Ended March 31,
	2006	2005
		Restated(1)
Revenue:
Product	47%	59%
Licensing	2	—
Services, maintenance and support	51	41
Total revenue	100	100
Costs and Expenses:
Cost of product revenue	34	24
Cost of services, maintenance and support revenue	33	23
Income from settlement and patent licensing	(57)	(55)
Research and development	69	34
Sales and marketing	70	36
General and administrative	121	66
Total costs and expenses	270	128
Loss from operations	(170)	(28)
Other income (expense):
Interest income	5	8
Other income (expense), net	—	—
Total other income, net	5	8
Net loss	(165)%	(20)%

(1) See Note 2 “Correction of an Error” of the Notes to Condensed Consolidated Financial Statements

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Revenue

Total revenue decreased by $64,000 and was $1.9 million for the three month periods ended March 31, 2006 and March 31, 2005. This decrease was due primarily to a $250,000 decrease in product revenue, partially offset by a $154,000 increase in services, maintenance and support revenue and a $32,000 increase from licensing.

For the three months ended March 31, 2006, revenue from three customers accounted for 91% of total revenue, each of whom accounted for greater than 10% of total revenue. For the three months ended March 31, 2005, revenue from three customers accounted for 89% of total revenue, each of whom accounted for greater than 10% of total revenue. The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

Costs and Expenses

Cost of product revenue. Cost of product revenue increased by $182,000, or 40%, to $632,000 for the three months ended March 31, 2006, from $450,000 for the three months ended March 31, 2005. This increase was due primarily to increased headcount within our warehouse and operations.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue increased by $160,000, or 36%, to $607,000 for the three months ended March 31, 2006, from $447,000 for the three months ended March 31, 2005. This increase was due primarily to increased headcount within our support services group, and the allocation of labor costs associated with a funded software project that was completed during the quarter ended March 31, 2006, and to a lesser extent, an increase in stock based compensation of $36,000.

Income from settlement and patent licensing. Income from settlement and patent licensing was $1.1 million for the three month periods ended March 31, 2006 and March 31, 2005, reflecting the amortization of the $21.1 in net proceeds from the November 2004 Polycom settlement and cross-license agreement over a five year period beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses increased by $631,000, or 98%, to $1.3 million for the three months ended March 31, 2006 from $641,000 for the three months ended March 31, 2005. This increase was due primarily to increased personnel and to a lesser extent, an increase in stock based compensation of $147,000, partially offset by the allocation of engineering employee expenses associated with the funded software project that was completed during the quarter ended March 31, 2006.

Sales and marketing. Sales and marketing expenses increased by $602,000, or 86%, to $1.3 million for the three months ended March 31, 2006, from $698,000 for the three months ended March 31, 2005. The increase was due primarily to increased personnel and personnel related expenses and, to a lesser extent, an increase in stock based compensation of $112,000.

General and administrative. General and administrative expenses increased by $1.0 million, or 77%, to $2.3 million for the three months ended March 31, 2006, from $1.3 million for the three months ended March 31, 2005. The increase was due primarily to the legal fees associated with our litigation against Tandberg for patent infringement, and to a lesser extent, an increase in stock based compensation of $178,000.

Other Income

Other income, net decreased by $47,000, or 33%, to $96,000 for the three months ended March 31, 2006, from $143,000 for the three months ended March 31, 2005. The decrease was due to decreased interest income from our marketable securities classified as cash equivalents and short and long-term investments, partially offset by increasing short term interest rates.

Liquidity and Capital Resources

We had cash, cash equivalents and short and long-term investments of $9.5 million as of March 31, 2006, and $12.2 million as of December 31, 2005. For the three months ended March 31, 2006, we had a net decrease in cash, cash equivalents and short and long-term investments of $2.7 million resulting primarily from a net loss of $3.1 million and a decrease in deferred income from settlement and patent licensing of $1.3 million, offset by an increase in deferred services revenue of $706,000, a decrease in deferred settlement and patent licensing costs of $340,000 and non-cash expenses of $570,000, which included $475,000 in non-cash stock based compensation.

We had cash and cash equivalents of $7.1 million as of March 31, 2006 compared to cash and cash equivalents of $8.2 million as of December 31, 2005. For the three months ended March 31, 2006, we had an overall net cash outflow of $1.1 million, resulting primarily from net cash used in operations of $2.7 million offset by cash inflows from investing activities of $1.4 million due to maturities of short-term marketable securities. The net cash used in operations of $2.7 million resulted from a net loss of $3.1 million and a decrease in deferred income from settlement and patent licensing of $1.3 million, offset by an increase in deferred services revenue of $706,000, a decrease in deferred settlement and patent licensing costs of $340,000 and non-cash expenses of $570,000, including stock based compensation of $475,000. The net cash inflow from investing activities of $1.4 million was due to maturities of short-term marketable securities. The net cash inflow from financing activities was $128,000 due to proceeds from issuance of common stock through our employee stock option and purchase plans.

At March 31, 2006, we had open purchase orders and other contractual obligations of approximately $188,000, primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases. These purchase order commitments and contractual obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due.

On March 15, 2006, we signed a new lease for 2,500 square feet of office space in London, United Kingdom to house our sales and operational personnel. The new office space replaces similar facilities vacated in March 2006. The new lease requires minimum payments of approximately $112,000, $144,000, $144,000 and $80,000 for fiscal years 2006, 2007, 2008 and 2009, respectively.

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

We currently believe that existing cash and cash equivalents balances will provide us with sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of product, services and patent licensing revenues and income, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, and the costs involved in maintaining and enforcing patent claims and other intellectual property rights, all of which may impact our ability to achieve and maintain profitability.

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that make a voluntary change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.

Under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We adopted of SFAS No. 154 as of January 1, 2006 and the adoption did not have a material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 49% of total product and services revenue for the three months ended March 31, 2006 and 57% for the three months ended March 31, 2005. As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. There has not been a material change in our exposure to interest rate and foreign currency risk since the date of our annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.

Cash, Cash Equivalents and Short-term investments

Cash equivalents consist primarily of commercial paper and money market and municipal bond funds acquired with remaining maturity periods of three months or less, and are stated at cost, plus accrued interest that approximates market value. We would not expect our operating results or cash flow to be significantly impacted by the effect of sudden changes in market interest rates given the nature of our short-term investments.

The following table provides information about our investment portfolio. For investment securities, the table presents cash, cash equivalents and short-term investment, and related weighted average interest rates by category at March 31, 2006.

	Amounts	Weighted Average Interest Rate
	(in thousands)
Description
Cash, cash equivalents and short-term investments:
Cash	$1,105	—
Commercial Paper and US Government Agency Notes	8,402	4.5%
Fair Value at March 31, 2006	$9,507

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 11, 2005, CPI, Avistar’s wholly-owned patent prosecution and licensing subsidiary, commenced a patent infringement lawsuit against Tandberg ASA and Tandberg, Inc, alleging that several Tandberg videoconferencing products infringe three patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The three patents involved are U.S. Patent Nos. 5,867,654; 5,896,500; and 6,212,547. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management and separate monitors for simultaneous computer-based data sharing and videoconferencing. These technologies are core components of the AvistarVOS video operating system. In this action, CPI has requested injunctive relief, damages to compensate for past and present infringement, treble damages, costs associated with the litigation and such further relief as the Court deems just and proper. Both of the Tandberg entities answered the complaint on July 15, 2005, at which time they asserted that they did not infringe the patents and that the patents were invalid and unenforceable. On January 30, 2006, Tandberg Telecom AS, a wholly-owned manufacturing and patent holding subsidiary of Tandberg ASA, filed a patent infringement lawsuit against Avistar in the United States District Court for the Eastern District of Texas. The suit alleges that Avistar videoconferencing products infringe one patent purchased by Tandberg Telecom AS. The patent involved is U.S. Patent No. 6,621,515, which claims a method and system for routing video calls. In the Texas litigation, Tandberg Telecom AS has requested injunctive relief, monetary damages to compensate for its actual damages, costs associated with the litigation and such further relief as the Court deems just and proper. We responded to the complaint on March 23, 2006, at which time we asserted that Avistar did not infringe the patent, that the patent was invalid, and that the claim was without merit. Tandberg ASA and Tandberg, Inc. sought to add two defenses, and provisionally filed two motions for summary judgment in the California litigation on January 13, 2006 and February 24, 2006, respectively. Each proposed defense asserts that we are subject to a different contractual provision that either totally precludes or limits CPI’s remedies in the California litigation. Specifically, Tandberg alleged that (1) it had a license to the subject patents and (2) that Avistar had released its claims against Tandberg with respect to the subject patents. Both motions for summary judgment were determined to be procedurally defective in that Tandberg had not previously pled the contractual provisions as defenses to CPI’s claims. In the first case, on January 13, 2006, Tandberg voluntarily filed a motion to amend its complaint to add a license defense. That motion to amend has been fully briefed and argued and is pending. If the court permits Tandberg to amend its complaint, the briefing on Tandberg’s motion for summary judgment will be completed and the issue will be submitted to the court for resolution. During a hearing on March 20, 2006 concerning the “release” defense, the court refused to permit Tandberg to amend its complaint, holding that Tandberg could not prevail on that defense, and thereby prohibiting Tandberg from pursuing this defense in the California case. The Markman hearing for the CPI claims, a pivotal stage of the litigation process at which time definitions are determined for the following proceeding, is currently scheduled for May 24, 2006. The prosecution of this lawsuit and the defense of the Tandberg Telecom AS claim may require Avistar and CPI to expend significant financial and managerial resources, and therefore may have a material negative impact on our business, financial condition and results of operations. The duration and ultimate outcome of this litigation are uncertain.

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

We incurred net losses of $3.1 million for the three months ended March 31, 2006, $5.2 million for fiscal year 2005 and $8.7 million for fiscal year 2004. As of March 31, 2006, our accumulated deficit was $97.7 million. Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business in the future. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers. If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable. If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, if we fail to reach profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

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

Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its usefulness and value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Revenue generated from follow-on orders accounted for approximately 86% and 100% of our revenue for the three months ended March 31, 2006 and 2005, respectively. Our future financial performance depends on successful initial installations of our system and successful generation of follow-on orders as the Avistar network expands within a customer organization. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

Because we depend on a few customers for a majority of our product revenue and income from settlement and patent licensing, the loss of one or more of them could cause a significant decrease in our operating results.

To date, a significant portion of our revenue and income from settlement and patent licensing has resulted from sales to a limited number of customers, particularly Deutsche Bank AG, UBS Warburg LLC, Polycom, Inc. and their affiliates. Since November 12, 2004, income from settlement and patent licensing has come solely from our settlement and patent licensing agreements with Polycom. Collectively, Polycom, Deutsche Bank AG and UBS Warburg LLC and their affiliates accounted for approximately 85% of total revenues and income from settlement and patent licensing for the three month periods ended March 31, 2006 and March 31, 2005.  As of March 31, 2006, approximately 95% of our gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2005, approximately 97% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable.

The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could cause our revenue to decline and our losses to increase. If we are unable to license our patent portfolio to additional parties on terms equal to or better than our agreements with Polycom prior to the completion of our amortization of the Polycom proceeds, our income from settlement and licensing will decline, which could cause our losses to increase. We currently depend on a limited number of customers with lengthy budgeting cycles and unpredictable buying patterns, and as a result, our revenue from quarter to quarter or year to year may be volatile. Adverse changes in our revenue or operating results as a result of these budgeting cycles or any other reduction in capital expenditures by our large customers could substantially reduce the trading price of our common stock.

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

Because our licensing cycle is a lengthy process, the accurate prediction of future revenues and income from settlement and patent licensing from new licensees is difficult. By way of example, the process of persuading companies to adopt our technologies or convincing them that their products infringe our intellectual property rights can be lengthy. These factors make it difficult to predict future licensing revenue and income from settlement and patent licensing, and may result in us missing analysts’ estimates which would likely cause our stock price to decline.

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

We depend on outside contract manufacturers to produce components of our systems, such as cameras, microphones, gateway, speakers and monitors that we install at desktops and in conference rooms. One supplier, Pacific Corporation, is a single source supplier for a key component of our product. Another supplier, Equator Technologies Inc., is our only current source of a component used in our IP gateway product. In addition, during the first quarter of 2006, we began using an offshore contract resource for product development work. Our reliance on these third parties involves a number of risks, including:

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

•                  the possible unavailability of, or interruption in, access to some technologies due to infringement claims, production/supply issues or other hindrances; and

•                  the possibility that an offshore contract developer could misappropriate our source code through reverse engineering or other means, and thereby compromise our intellectual property rights.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 49% of total product and services revenue for the three months ended March 31, 2006 and 57% of our total product and services revenue for the three months ended March 31, 2005. Some of the risks we may encounter in conducting international business activities include the following:

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

Some of our products are subject to various federal, state and international laws governing substances and materials in products, including those restricting the presence of certain substances in electronics products. We could incur substantial costs, including fines and sanctions, or our products could be enjoined from entering certain jurisdictions, if we were to violate environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that will apply to specified electronics products sold in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive). The ultimate costs under environmental laws and the timing of these costs are difficult to predict. Similar legislation has been or may be enacted in other regions, including in the United States, the cumulative impact of which could be significant.

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

We may not meet the continued listing criteria for the NASDAQ Capital Market, which could materially adversely affect the price and liquidity of our stock, our business and our financial condition.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 63% of our common stock as of March 31, 2006. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause the market price of our common stock to decline.

Changes in stock option accounting rules adopted January 1, 2006 will adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, which may in turn adversely impact our stock price and our ability to attract and retain employees.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective beginning in the first quarter of an issuer’s first fiscal year commencing after June 15, 2005, which for us was our fiscal quarter beginning January 1, 2006. We have adopted the provisions of SFAS 123(R) using the modified prospective application. Under a modified prospective application, SFAS 123(R) applies to new awards, unvested awards, and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date are expected to be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. We have determined the new method of valuing stock-based compensation as prescribed in SFAS 123(R), which will be applied to the valuation of stock-based awards granted after our adoption of SFAS 123(R) on January 1, 2006. The impact of the recognition of compensation expense related to such awards was $475,000 for the three months ended March 31, 2006. The impact of stock based compensation in future periods will vary depending on the inputs to the Black-Scholes-Merton model used to determine fair value of options granted, in conjunction with our employee’s historical option exercise and forfeiture behavior. The inputs include dividend rate, risk-free interest rate, expected term of the option, volatility, exercise price and the price of our stock on the date of valuation.

The pro forma impact of the adoption of SFAS 123 on our historical financial statements is included in the notes to the condensed consolidated financial statements presented in Item 1 of this Form 10-Q. We expect to continue to grant stock-based compensation to employees. This new standard will have a material adverse impact on our future results of operations.

Item 5. Other Information

On April 13, 2006, Avistar notified The NASDAQ Capital Market that it did not expect to file its Annual Report on Form 10-K with the SEC on or prior to the extended filing deadline of April 17, 2006. The Company notified The NASDAQ Stock Market that beginning on April 17, 2006, it expected to be out of compliance with NASDAQ’s continued listing standard set forth in NASDAQ Marketplace Rule 4310(c)(14). As a result of this noncompliance, Avistar received a notice from The NASDAQ Capital Market to the effect that, due to such noncompliance, Avistar’s common stock would be subject to delisting. Upon receipt of the delisting notice, Avistar requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to appeal NASDAQ staff’s determination. The hearing request automatically stayed the delisting of Avistar’s common stock pending the Panel’s decision. Avistar filed its Annual Report on Form 10-K on April 28, 2006. On May 5, 2006, Avistar received a written notice from NASDAQ indicating that, in light of the filing of Avistar’s Annual Report, the delisting hearing was moot and the delisting process had been cancelled.

Item 6. Exhibits

(a)

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 12th day of May 2006.

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