Form 10-Q
period 2006-06-30
AVISTAR COMMUNICATIONS CORP
filed 2006-08-04
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At July 27, 2006, 35,066,607 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2006 and December 31, 2005
(in thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$4,271	$8,216
Short-term investments	2,281	2,995
Total cash, cash equivalents and short-term investments	6,552	11,211
Accounts receivable, net of allowance for doubtful accounts of $57 and $121 at June 30, 2006 and December 31, 2005, respectively	857	1,428
Inventories, including inventory shipped to customers’ sites, not yet installed of $60 and $28 at June 30, 2006 and December 31, 2005, respectively	828	675
Deferred settlement and patent licensing costs	1,256	1,256
Prepaid expenses and other current assets	375	463
Total current assets	9,868	15,033
Long-term investments	—	958
Property and equipment, net	355	311
Long-term deferred settlement and patent licensing costs	3,027	3,685
Other assets	175	371
Total assets	$13,425	$20,358

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,199	$1,004
Deferred income from settlement and patent licensing	5,520	5,520
Deferred services revenue and customer deposits	996	712
Accrued liabilities and other	2,470	1,491
Total current liabilities	10,185	8,727
Long-term liabilities:
Long-term deferred income from settlement and patent licensing	13,054	15,789
Total liabilities	23,239	24,516
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, $0.001 par value; 250,000,000 shares authorized at June 30, 2006 and December 31, 2005; 35,066,607 and 34,939,124 shares issued at June 30, 2006 and December 31, 2005, respectively	35	35
Less: treasury common stock, 1,181,625 shares at June 30, 2006 and December 31, 2005, at cost	(53)	(53)
Additional paid-in-capital	91,631	90,519
Other comprehensive loss	(4)	(12)
Accumulated deficit	(101,423)	(94,647)
Total stockholders’ deficit	(9,814)	(4,158)
Total liabilities and stockholders’ deficit	$13,425	$20,358

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended June 30, 2006 and 2005
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
		Restated (1)		Restated (1)
Revenue:
Product	$970	$535	$1,847	$1,662
Licensing	39	—	71	—
Services, maintenance and support	745	811	1,694	1,606
Total revenue	1,754	1,346	3,612	3,268
Costs and Expenses:
Cost of product revenue	721	318	1,353	768
Cost of services, maintenance and support revenue*	385	525	992	972
Income from settlement and patent licensing	(1,057)	(1,057)	(2,114)	(2,114)
Research and development*	1,445	706	2,717	1,347
Sales and marketing*	1,479	819	2,779	1,517
General and administrative*	2,570	1,362	4,826	2,635
Total costs and expenses	5,543	2,673	10,553	5,125
Loss from operations	(3,789)	(1,327)	(6,941)	(1,857)
Other income (expense):
Interest income	77	73	180	221
Other income (expense), net	(8)	(6)	(15)	(11)
Total other income (expense), net	69	67	165	210
Net loss	$(3,720)	$(1,260)	$(6,776)	$(1,647)

Net loss per share - basic and diluted	$(0.11)	$(0.04)	$(0.19)	$(0.05)
Weighted average shares used in calculating basic and diluted net loss per share	35,061	33,547	35,038	33,486

*Including stock based compensation of:
Cost of services, maintenance and support revenue	$37	$—	$73	$—
Research and development	150	—	297	—
Sales and marketing	120	—	232	—
General and administrative	191	47	371	49
	$498	$47	$973	$49

(1) See Note 2 “Correction of an Error” of the Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2006 and 2005
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2006	2005
	(unaudited)
		Restated(1)
Cash Flows from Operating Activities:
Net loss	$(6,776)	$(1,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	190	88
Compensation on options issued to consultants and employees	973	49
Provision for doubtful accounts	(64)	53
Changes in assets and liabilities:
Accounts receivable	635	(35)
Inventories	(153)	(15)
Prepaid expenses and other current assets	88	22
Deferred settlement and patent licensing costs	658	628
Other assets	196	2
Accounts payable	195	(631)
Deferred income from settlement and patent licensing	(2,735)	(2,704)
Deferred services revenue and customer deposits	284	260
Accrued liabilities and other	979	(139)
Net cash used in operating activities	(5,530)	(4,069)

Cash Flows from Investing Activities:
Maturities of short-term investments	1,680	—
Purchase of property and equipment	(234)	(243)
Net cash provided by (used in) investing activities	1,446	(243)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	139	280
Net cash provided by financing activities	139	280
Net decrease in cash and cash equivalents	(3,945)	(4,032)
Cash and cash equivalents, beginning of period	8,216	21,656
Cash and cash equivalents, end of period	$4,271	$17,624

Supplemental Cash Flow Information:
Cash paid for income taxes	$—	$315
Cash paid for interest	$2	$—

(1) See Note 2 “Correction of an Error” of the Notes to Condensed Consolidated Financial Statements

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Business, Basis of Presentation, and Risks and Uncertainties

Business

Avistar Communications Corporation (“Avistar” or the “Company”) provides the Avistar vBusiness integrated suite of video-enabled applications, including networked video communications software and hardware products and services. Avistar’s products include applications for interactive video calling, content creation and publishing, broadcast video and video-on-demand, as well as data sharing, directory services and network management. Avistar designs, develops, markets, sells, manufactures and/or assembles and installs and supports its products. Avistar’s real-time and non-real-time products are based upon its architecture and Video Operating System (AvistarVOS™) platform, which facilitates distribution over local and wide area networks using telephony or Internet services as appropriate. Avistar’s services include software development, consulting, implementation, training, maintenance and support. In addition, Avistar seeks to prosecute, maintain, support and license the intellectual property developed by the Company through its wholly-owned subsidiary, Collaboration Properties, Inc., a Nevada corporation (“CPI”).

Basis of Presentation

The unaudited condensed consolidated balance sheet as of June 30, 2006 presents the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (“ASUK”) and CPI, after the elimination of all intercompany accounts and transactions. The unaudited condensed consolidated balance sheet of Avistar as of December 31, 2005 was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America. The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from those transactions denominated in currencies other than the United States dollar are included in the statements of operations.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are in a formative stage of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products over time is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $101.4 million as of June 30, 2006. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, the timing of new product announcements by the Company or its competitors, and the timing of  licensing and settlement agreements.

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

2. Correction of an Error

In September 2005, the Company received a comment letter from the U. S. Securities and Exchange Commission (“SEC”) relating to the Company’s 2004 Form 10-K, which included a question regarding the Company’s accounting for the November 2004 settlement and patent cross-license agreement with Polycom, Inc. (“Polycom”). The settlement and patent cross-license agreement resulted in a $27.5 million one time payment by Polycom to Avistar and a payment by Avistar to its litigation counsel of $6.4 million in contingent legal fees. The Company previously reported on Form 10-Q for the three and six months ended June 30, 2005 the one time payment by Polycom as revenue, to be recognized ratably over a five-year period, net of contingent legal fees. As a result of the SEC’s inquiry as to whether the Polycom transaction should be characterized as revenue, and after discussions with the SEC, the Company concluded that a reclassification of license revenues from revenue to a component of operating expenses, and presentation as “Income from settlement and patent licensing”, still netted with contingent legal fees and still recognized over a five year period, was necessary for previously filed financial reports. The restatement of the net proceeds and expenses from the Polycom settlement and patent cross-license agreement had no effect on reported net loss, loss per share, stockholders’ equity (deficit) or net cash flow from operating, investing or financing activities, but did have the effect of overstating revenues and operating expenses for previously issued interim condensed consolidated financial statements, as of and for the three and six months ended June 30, 2005. In addition, the balance sheet as of June 30, 2005 has been restated to reflect the gross effect of the $27.5 million payment by Polycom to Avistar, and the payment of $6.4 million of contingent legal fees by Avistar, which was previously reported on a net basis as deferred revenue. See Notes 3 and 6 regarding significant concentrations, revenue recognition, segment reporting and the unaudited interim results which have been restated to reclassify the Polycom proceeds from license revenue to “Income from settlement and patent licensing,” to be consistent with the presentation of the net proceeds from the Polycom settlement and patent cross-license agreement in the Statement of Operations for the three and six months ended June 30, 2006. The presentation within operations is supported by a determination that the Polycom licensing transaction is central to the activities that constitute the Company’s ongoing major or central operations, but that the proceeds may also contain a gain element related to the settlement, which is not considered revenue under the Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6, Elements of Financial Statements. The Company did not have sufficient historical evidence to support a reasonable determination of value for purposes of segregating the proceeds from Polycom into revenue related to the patent licensing, and an operating or non-operating gain upon settlement of litigation, resulting in the determination that the entire transaction is more appropriately classified as “Income from settlement and patent licensing” within operations, as opposed to revenue.

The following table presents the impact of the adjustment to the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2005 (in thousands):

	Three Month Ended June 30, 2005			Six Months Ended June 30, 2005
	(Unaudited)			(Unaudited)
Statement of Operations	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenues:
Licensing revenue	$1,057	$(1,057)	$—	$2,114	$(2,114)	$—
Total revenue	2,403	(1,057)	1,346	5,382	(2,114)	3,268
Costs and expenses:
Income from settlement and patent licensing	—	(1,057)	(1,057)	—	(2,114)	(2,114)
Net loss	$(1,260)	$—	$(1,260)	$(1,647)	$—	$(1,647)

	Six Months Ended June 30, 2005
	(Unaudited)
Statement of Cash Flows	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Deferred settlement and patent licensing costs	$—	$628	$628
Deferred license revenue	(2,076)	2,076	—
Deferred income from settlement and patent licensing	—	(2,704)	(2,704)
Net cash used in operating activities	$(4,069)	$—	$(4,069)

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. Investment securities held with intent to reinvest or hold for longer than a year or with remaining maturities of one year or more are considered long-term investments. The Company’s cash equivalents at December 31, 2005 and June 30, 2006 consisted of money market funds and short-term commercial paper with original maturities of three months or less.

The Company accounts for its short-term and long-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions and the operational performance, and other specific factors relating to the business underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company had net unrealized losses on its short and long-term investment securities of $4,000 and $12,000 at June 30, 2006 and December 31, 2005, respectively.

Cash, cash equivalents, short and long-term investments consisted of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
	(Unaudited)
Description
Cash and cash equivalents:
Cash	$1,061	$549
Commercial paper cash equivalents	3,210	7,667
Total cash and cash equivalents	4,271	8,216
Short-term investments:
Short-term investments (average 58 and 60 remaining days to maturity as of June 30, 2006 and December 31, 2005, respectively)	2,281	2,995
Total cash and cash equivalents and short term-investments	6,552	11,211
Long-term-investments(average 390 days to maturity as of December 31, 2005)	—	958
Total cash, cash equivalents and short- term and long-term investments	$6,552	$12,169

Comprehensive Loss

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive (loss) income and its components in the consolidated financial statements. Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive loss reported by the Company are net unrealized gains and losses from available-for-sale-investments and are as follows for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net loss	$3,720	$1,260	$6,776	$1,647
Unrealized gain on available-for-sale-investments adjustment	(3)	—	(8)	—
Comprehensive loss	$3,717	$1,260	$6,768	$1,647

Significant Concentrations

A relatively small number of customers have accounted for a significant percentage of the Company’s revenues. Revenues to these customers as a percentage of total revenues were as follows for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Customer A	32%	46%	36%	39%
Customer B	41%	36%	39%	40%
Customer C	12%	* %	* %	* %

* Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of June 30, 2006, the Company had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities, primarily in the financial services industry. As of June 30, 2006, approximately 93% of gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of the Company’s total gross accounts receivable balance. As of December 31, 2005, approximately 97% of accounts receivable was concentrated with three customers.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
	(Unaudited)
Raw materials and subassemblies	$43	$43
Finished goods	725	604
Inventory shipped to customer sites, not yet installed	60	28
	$828	$675

Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of June 30, 2006 and December 31, 2005, the Company had billed approximately $60,000 and $28,000, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer. Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

Revenue Recognition and Deferred Revenue

The Company recognizes product and services revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). The Company derives product revenue from the sale and licensing of a set of desktop (endpoint) products (hardware and software) and infrastructure products (hardware and software) that combine to form an Avistar video-enabled collaboration solution. Services revenue includes revenue from installation services, post-contract customer support, training and software development. The installation services that the Company offers to customers relate to the physical set-up and configuration of desktop and infrastructure components of the Company’s solution. The fair value of all product, installation services, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

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

If there are any undelivered elements, the Company defers revenue for those elements, as long as Vendor Specific Objective Evidence (“VSOE”) exists for the undelivered elements. Additionally, per paragraph 14 of SOP 97-2, when the Company provides installation services, the product and installation revenue is recognized upon completion of the installation process and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above. The Company believes that the fee associated with the delivered product elements does not meet the collectibility criteria if the installation services have not been completed. Customer confirmation is obtained and documented by means of a standard form indicating the installation services have been provided and the hardware and software components installed. When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above.

Payment for product is due upon shipment, subject to specific payment terms. Payment for installation and professional services is due upon providing the services, subject to specific payment terms. Reimbursements received for out-of-pocket expenses and shipping costs incurred during installation and support services, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.

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

The Company recognizes service revenue from software development contracts in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue related to contracts for software development is recognized using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price, the Company has fulfilled all of its material contractual obligations to the customer for each deliverable of the contract, verification of completion of the deliverable has been received, and collection of the receivable is probable. The amounts billed to customers in excess of revenues recognized to date are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets. Assumptions used for recording revenue and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs to complete the contract. Any anticipated losses on contracts in progress are charged to earnings when identified.

The Company recognizes revenue from the licensing of its intellectual property portfolio according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to the Company’s intellectual property is granted after the commencement of litigation proceedings between the Company and the licensee, the proceeds of such transaction  are recognized as licensing revenue by us only if sufficient historical evidence exists for the determination of fair value of the licensed patents  to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues. As of June 30, 2006, these criteria for recognizing license revenue following the commencement of litigation  had not been met.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123R”),which establishes the accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period.

The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures.   The pro-forma information for the three and six months ended June 30, 2005 was as follows (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(unaudited)	(unaudited)
Net loss, as reported	$(1,260)	$(1,647)
Add stock - based employee compensation expense included in reported net loss, net of tax	2	2
Deduct total stock-based employee compensation expense under fair-value-based method for all awards, net of tax	(627)	(1,112)
Pro forma net loss	$(1,885)	$(2,757)

Basic and diluted loss per share:
As reported	$(0.04)	$(0.05)
Pro forma	$(0.06)	$(0.08)

Impact of the Adoption of SFAS No. 123R

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R. The effect of recording stock-based compensation for the three and six months ended June 30, 2006 was as follows (in thousands, except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(unaudited)	(unaudited)
Stock-based compensation expense by type of award:
Employee stock options	$450	$863
Non-employee stock options	22	40
Employee stock purchase plan	26	70
Total stock-based compensation	498	973
Tax effect on stock-based compensation	—	—
Net effect of stock-based compensation on net loss	$498	$973

As of June 30, 2006, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $5.6 million before estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 7% for its executive options and 29% for non-executive options. Accordingly, as of June 30, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $1.4 million and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $4.2 million after estimated forfeitures. This amount will be recognized over an estimated weighted average amortization period of 2.4 years. During the three and six months ended June 30, 2006, the Company granted 1,188,000 and 1,366,000 stock options to employees, with an estimated total grant-date fair value of $1.25 and $1.26, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted during the three and six months ended June 30, 2006, using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC Staff Accounting Bulletin (“SAB”) No. 107, and the Company’s prior period pro forma disclosures of stock-based compensation for the three and six months ended June 30, 2005, (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

Employee Stock Option Plan

	Three and Six Months Ended June 30,
	2006	2005
Expected dividend	—%	—%
Average risk-free interest rate	4.8%	3.9%
Expected volatility	144%	224%
Expected term (years)	6.1	4.0

Employee Stock Purchase Plan

	Three and Six Months Ended June 30,
	2006	2005
Expected dividend	—%	—%
Average risk-free interest rate	2.8%	3.0%
Expected volatility	113%	96%
Expected term (months)	6.0	6.0

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

4. Related Party Transactions

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (“WSGR”), has served as a director of the Company since February 2001. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During the six months ended June 30, 2006 and 2005, payments of approximately $86,000 and $65,000, respectively, were made to WSGR for legal services provided to the Company.

5. Net Loss Per Share

Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128 (“SFAS No. 128”), Earnings Per Share, for all periods presented.

In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three and six months ended June 30, 2006 and 2005, because all such securities are antidilutive (owing to the fact that the Company is in a loss position). Accordingly, diluted net loss per share is equal to basic net loss per share for all periods presented.

The total number of potential common shares excluded from the calculations of diluted net loss per share were 2,450,073 and 5,272,936 for the three months ended June 30, 2006 and 2005, respectively, and 2,794,151 and 4,417,208 for the six months ended June 30, 2006 and 2005, respectively.

6. Segment Reporting

Disclosure of segments is presented in accordance with SFAS No. 131 (“SFAS No. 131”), Disclosures About Segments of an Enterprise and Related Information.  SFAS No. 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacture, sale and marketing of networked video communications products (Avistar) and (2) the prosecution, maintenance, support and licensing of the intellectual property, some of which is used in the Company’s products (CPI). Service revenue relates mainly to the maintenance, support, training, software development and installation of products, and is included in Avistar for purposes of reporting and decision-making. Avistar also engages in corporate functions and provides financing and other services to its subsidiaries. The Company’s Chief Executive Officer, the Company’s chief operating decision maker, considers income from settlement and patent licensing to be equivalent to revenue for purposes of monitoring the Company’s operations. A reconciliation of the revenue and expense classification used by the Company’s CEO with the classification of revenue, other income and expenses as set forth in the Company’s unaudited financial statements included elsewhere herein is indicated in the following table(in thousands).

	CPI	Avistar	Reconciliation	Total
Three Months Ended June 30, 2006
Revenue	$1,096	$1,715	$(1,057)	$1,754
Depreciation expense	—	(76)	—	(76)
Total costs and expenses	(1,573)	(5,027)	1,057	(5,543)
Interest income	—	77	—	77
Net loss	(477)	(3,243)	—	(3,720)
Assets	4,318	9,107	—	13,425
Three Months Ended June 30, 2005
(as restated)
Revenue	$1,057	$1,346	$(1,057)	$1,346
Depreciation expense	—	(52)	—	(52)
Total costs and expenses	(401)	(3,329)	1,057	(2,673)
Interest income	—	73	—	73
Net income (loss)	655	(1,915)	—	(1,260)
Assets	5,631	20,245	—	25,876

Six Months Ended June 30, 2006
Revenue	$2,185	$3,541	$(2,114)	$3,612
Depreciation expense	—	(190)	—	(190)
Total costs and expenses	(2,786)	(9,881)	2,114	(10,553)
Interest income	—	180	—	180
Net loss	(601)	(6,175)	—	(6,776)
Assets	4,318	9,107	—	13,425
Six Months Ended June 30, 2005
(as restated)
Revenue	$2,114	$3,268	$(2,114)	$3,268
Depreciation expense	—	(88)	—	(88)
Total costs and expenses	(899)	(6,340)	2,114	(5,125)
Interest income	—	221	—	221
Net income (loss)	1,214	(2,861)	—	(1,647)
Assets	5,631	20,245	—	25,876

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 57% and 59% of total revenues for the three months ended June 30, 2006 and 2005, respectively.  International revenue comprised

53% and 58% of total revenues for the six months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006 and 2005, international revenues from customers in the United Kingdom accounted for 22% and 35%, respectively, of total product and services revenue.  For the six months ended June 30, 2006 and 2005, international revenues from customers in the United Kingdom accounted for 16% and 30%, respectively, of total revenues. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

7.              Legal Proceedings

Legal Proceedings

On May 11, 2005, CPI, Avistar’s wholly-owned patent prosecution and licensing subsidiary, commenced a patent infringement lawsuit against Tandberg ASA and Tandberg, Inc., alleging that numerous Tandberg videoconferencing products infringe three patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The three patents involved are U.S. Patent Nos. 5,867,654; 5,896,500; and 6,212,547. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (“UTP”) networks, distributed call-state management, and separate monitors for simultaneous computer-based data sharing and videoconferencing. These technologies are core components of the AvistarVOS video operating system. In this action, CPI has requested injunctive relief, damages to compensate for past and present infringement, treble damages, costs associated with the litigation and such further relief as the Court deems just and proper. Both of the Tandberg entities answered the complaint on July 15, 2005, at which time they asserted that they did not infringe the patents and that the patents were invalid and unenforceable.

On January 30, 2006, Tandberg Telecom AS, a wholly-owned subsidiary of Tandberg ASA, filed a patent infringement lawsuit against Avistar in the United States District Court for the Eastern District of Texas. The suit alleges that Avistar videoconferencing products infringe one patent purchased by Tandberg Telecom AS. The patent involved is U.S. Patent No. 6,621,515, which claims a method and system for routing video calls. In the Texas litigation, Tandberg Telecom AS has requested injunctive relief, monetary damages to compensate for its actual damages, costs associated with the litigation and such further relief as the Court deems just and proper. Avistar responded to the complaint on March 23, 2006, at which time Avistar asserted that Avistar did not infringe the patent, that the patent was invalid, and that the claim was without merit. Tandberg filed a motion to dismiss one of Avistar’s defenses, which the Texas court summarily denied.

Tandberg ASA and Tandberg, Inc. sought to add two defenses, and provisionally filed two motions for summary judgment in the California litigation on January 13, 2006 and February 24, 2006, respectively. Each proposed defense asserts that Avistar is subject to a different contractual provision that either totally precludes or limits CPI’s remedies in the California litigation. Specifically, Tandberg alleged that (1) it had a license to the subject patents and (2) that Avistar had released its claims against Tandberg with respect to the subject patents. Both motions for summary judgment were determined to be procedurally defective in that Tandberg had not previously pled the contractual provisions as defenses to CPI’s claims. In the first matter, on January 13, 2006, Tandberg voluntarily filed a motion to amend its complaint to add a license defense. On March 29, 2006, the court conditionally granted Tandberg’s motion, subject to the transfer and addition of the Texas suit to the California litigation.  Tandberg filed a motion for reconsideration of the court’s ruling on May 17, 2006, which was denied by the court on June 28, 2006.  As of August 2, 2006, Tandberg has not dismissed its Texas litigation, thereby precluding the further consideration of its motion for summary judgment on the basis of a “license” defense.

During a hearing on March 20, 2006 concerning Tandberg’s “release” defense, the court refused to permit Tandberg to amend its complaint, holding that Tandberg could not prevail on that defense, thereby prohibiting Tandberg from pursuing this defense in the California case. A third motion for summary judgment in the California litigation was filed by Tandberg on April 17, 2006, claiming that CPI’s patents were invalid based on the ruling of IPXL Holdings, LLC v. Amazon.com, Inc.  The court denied Tandberg’s motion on June 23, 2006.

The Markman hearing for the CPI claims, a pivotal stage of the litigation process at which time definitions are determined for the meaning of the patent claims language, was held on May 24, 2006, and the judge issued her ruling on June 23, 2006.  A non-binding mediation related to the California case was held on May 12, 2006 without resolution.  A second non-binding mediation is currently scheduled for August 15, 2006. Discovery is on-going in the California litigation; the Texas case remains in its initial phases.  A jury trial date has not yet been scheduled for either case.

The prosecution of this lawsuit and the defense of the Tandberg Telecom AS claim require Avistar and CPI to expend significant financial and managerial resources, and therefore may have a material negative impact on Avistar’s business, financial condition and results of operations. The duration and ultimate outcome of these litigation proceedings are uncertain.

8.      Other Matter

On April 13, 2006, Avistar notified The NASDAQ Capital Market that it did not expect to file its Annual Report on Form 10-K with the SEC on or prior to the extended filing deadline of April 17, 2006 and therefore expected to be out of compliance with NASDAQ’s continued listing standard set forth in NASDAQ Marketplace Rule 4310(c)(14). As a result of this noncompliance, Avistar received a notice from The NASDAQ Capital Market to the effect that, due to such noncompliance, Avistar’s common stock would be subject to delisting. Upon receipt of the delisting notice, Avistar requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to appeal NASDAQ staff’s determination. The hearing request automatically stayed the delisting of Avistar’s common stock pending the Panel’s decision. Avistar filed its Annual Report on Form 10-K on April 28, 2006. On May 5, 2006, Avistar received a written notice from NASDAQ indicating that, in light of the filing of Avistar’s Annual Report, the delisting hearing was moot and the delisting process had been cancelled.

9.              Subsequent Event

On July 14, 2006, Avistar and CPI entered into a Patent License Agreement with Sony Corporation (“Sony”), a Japanese corporation, and Sony Computer Entertainment, Inc. (“SCEI”), a Japanese corporation.  Under the license agreement, CPI granted Sony and its subsidiaries a license to all of CPI’s patents with a filing date on or before January 1, 2006 for  a specific field of use relating to video conferencing. The license covers Sony’s video conferencing apparatus as well as other products, including video-enabled personal computer products and certain SCEI PlayStation products.

As consideration for the licenses granted under the agreement, Sony  agreed to make an upfront license payment of $5.0 million and SCEI has agreed to make future royalty payments relating to the sale in certain countries, including the United States, of certain SCEI products.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent application and issuance. As of June 30, 2006, we hold 71 U.S. and foreign patents, which have been licensed to third parties. We continue to pursue opportunities to license these patents to others in the collaboration technology marketplace.

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

Revenue Recognition

We derive product revenue principally from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. We also derive revenue from fees for installation, maintenance, support, training services and software development. In addition, we derive revenue from the licensing of our intellectual property portfolio. Product revenue as a percentage of total revenue was 55% and 40% for the three months ended June 30, 2006 and 2005, respectively.  Product revenue as a percentage of total revenue was 51% and 51% for the six months ended June 30, 2006 and 2005, respectively.

We recognize product and services revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). We derive product revenue from the sale and licensing of a set of desktop (endpoint) products (hardware and software) and infrastructure products (hardware and software) that combine to form an Avistar video-enabled collaboration solution. Services revenue includes revenue from installation services, post-contract customer support, training, and software development. The installation services that we offer to customers relate to the physical set-up and configuration of desktop and infrastructure components of our solution. The fair value of all product, installation services, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

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

If there are any undelivered elements, we defer revenue for those elements, as long as Vendor Specific Objective Evidence (“VSOE”) exists for the undelivered elements. Additionally, when we provide installation services, the product and installation revenue is recognized upon completion of the installation process and receipt of customer confirmation, subject to the satisfaction of the revenue recognition criteria described above. We believe that the fee associated with the delivered product elements does not meet the collectibility criteria if the installation services have not been completed. Customer confirmation is obtained and documented by means of a standard form indicating the installation services were provided and the hardware and software components  were installed. When the customer or a third party provides installation services, the product revenue is recognized upon shipment, subject to satisfaction of the revenue recognition criteria described above.

Payment for product is due upon shipment, subject to specific payment terms. Payment for installation and professional services is due upon   provision of the services, subject to specific payment terms. Reimbursements received for out-of-pocket expenses and shipping costs incurred during installation and support services have not been significant to date. These expenses are recognized as revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14 (“EITF 01-14”), Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.

The price charged for maintenance and/or support is defined in the product sale contract, and is based on a fixed price for both hardware and software components as stipulated in the customer agreement. Customers have the option to renew the maintenance and/or support services in subsequent periods at the same or similar rate as paid in the initial year subject to contractual adjustments for inflation. Revenue from maintenance and support is recognized pro-rata over the maintenance and/or support term, which is typically one year in length. Payments for services made in advance of the provision of services are recorded as deferred revenue and customer deposits in the accompanying balance sheets. Training services are offered independently of the purchase of product. The value of these training services is determined based on the price charged when such services are sold separately. Training revenue is recognized upon performance of the service.

We recognize service revenue from software development contracts in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue related to contracts for software development is recognized using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price, we have fulfilled all of our material contractual obligations to the customer for each deliverable of the contract, verification of completion of the deliverable has been received, and collection of the receivable is probable.  Amounts billed to customers in excess of revenues recognized to date are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets. Assumptions used for recording revenue and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs to complete the contract. Any anticipated losses on contracts in progress are charged to earnings when identified.

We recognize revenue from the licensing of our intellectual property portfolio according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to our intellectual property is granted after the commencement of litigation proceedings between us and the licensee, the proceeds of such transaction  are recognized as licensing revenue by us only if sufficient historical evidence exists for the determination of fair value of the licensed patents  to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues. As of June 30, 2006, these criteria for recognizing license revenue following the commencement of litigation  had not been met.

To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank AG and UBS Warburg LLC and their affiliates. Collectively, Deutsche Bank AG and UBS Warburg LLC and their affiliates accounted for approximately 75% and 79% of total revenue for the six month periods ended June 30, 2006 and June 30, 2005, respectively. Deutsche Bank AG and UBS Warburg LLC and their affiliates accounted for approximately 73% and 82% of total revenue for the three month periods ended June 30, 2006 and June 30, 2005, respectively. As of June 30, 2006, approximately 50% of our gross accounts receivable was concentrated with these two customers, each of whom represented more than 10% of our gross accounts receivable. As of June 30, 2006, approximately 93% of our gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of our gross accounts receivable.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 57% and 59% of total revenues for the three months ended June 30, 2006 and 2005, respectively.  International revenue comprised 53% and 58% of total revenues for the six months ended June 30, 2006 and 2005, respectively.

Income from Settlement and Patent Licensing

We recognize the proceeds from settlement and patent licensing agreements based on the terms involved. When litigation has been filed prior to a settlement and patent licensing agreement, and insufficient historical evidence exists for the determination of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, we report all proceeds in “income from settlement and patent licensing” within operating costs and expenses. When litigation has been filed prior to a settlement and patent licensing agreement, and sufficient historical evidence exists for the determination of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, we report the patent licensing proceeds as license revenue, consistent with FASB Concepts Statement No. 6, Elements of Financial Statements. The gain portion of the proceeds, when sufficient historical evidence exists to segregate the proceeds, is reported in other income according to SFAS No. 5, Accounting for Contingencies.

In September 2005, we received a comment letter from the U. S. Securities and Exchange Commission (“SEC”) relating to our 2004 Form 10-K, which included a question regarding our accounting for the November 2004 settlement and patent cross-license agreement with Polycom, Inc.. The settlement and patent cross-license agreement resulted in a $27.5 million one time payment by Polycom to us and a payment by us to our litigation counsel of $6.4 million in contingent legal fees. We previously reported on Form 10-Q for the three and six months ended June 30, 2005 the one time payment by Polycom as revenue, to be recognized ratably over a five-year period, net of contingent legal fees. As a result of the SEC’s inquiry as to whether the Polycom transaction should be characterized as revenue, and after discussions with the SEC, we concluded that a reclassification of Polycom license revenues from revenue to a component of operating expenses presented as “Income from settlement and patent licensing” was necessary for previously filed financial reports. The restatement of the net proceeds and expenses from the Polycom settlement and patent cross-license agreement had no effect on reported net loss, loss per share, stockholders’ equity (deficit) or net cash flows from operating, investing or financing activities, but did have the effect of overstating revenues and operating expenses for previously issued interim condensed consolidated financial statements, as of and for the three and six months ended June 30, 2005. In addition, the balance sheet as of June 30, 2005 has been restated to reflect the gross effect of the $27.5 million payment by Polycom to Avistar, and the payment of $6.4 million of contingent legal fees by us, which was previously reported on a net basis as deferred revenue. See Note 2 “Correction of an Error” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1.

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends, and the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts were to be understated, our operating results would be negatively affected. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of December 31, 2005, three customers represented 48%, 32% and 17% of our gross accounts receivable balance. As of June 30, 2006,  four customers represented 40%, 26%,17% and 10% of our gross accounts receivable.

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

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		Restated(1)		Restated(1)
Revenue:
Product	55%	40%	51%	51%
Licensing	2	—	2	—
Services, maintenance and support	43	60	47	49
Total revenue	100	100	100	100
Costs and Expenses:
Cost of product revenue	41	24	37	24
Cost of services, maintenance and support revenue	22	39	28	30
Income from settlement and patent licensing	(60)	(79)	(59)	(65)
Research and development	82	53	75	41
Sales and marketing	84	61	77	46
General and administrative	147	101	134	81
Total costs and expenses	316	199	292	157
Loss from operations	(216)	(99)	(192)	(57)
Other income (expense):
Interest income	4	5	5	7
Other expense, net	—	—	(1)	—
Total other income, net	4	5	4	7
Net loss	(212)%	(94)%	(188)%	(50)%

(1) See Note 2 “Correction of an Error” of the Notes to Condensed Consolidated Financial Statements

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Revenue

Total revenues increased by $408,000, or 30%, to $1.8 million for the three months ended June 30, 2006, compared to $1.3 million for the three months ended June 30, 2005. The increase was attributable to increased revenues from product sales and licensing, partially offset by a slight decrease in services, maintenance and support revenues. For the three months ended June 30, 2006, revenue from three customers accounted for 85% of total revenue, each of whom accounted for greater than 10% of total revenue. For the three months ended June 30, 2005, revenue from two customers accounted for 82% of total revenue, each of whom accounted for greater than 10% of total revenue. We expect that there will be significant customer concentration in future quarters.  The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

•

Product revenue increased by $435,000, or 81%, to $970,000 for the three months ended June 30, 2006, from $535,000 for the three months ended June 30, 2005. The increase was due to increased purchasing of products for upgrading existing infrastructure among our existing customer base, and increased sales of products to new customers in the current quarter.

•

Licensing revenue, which reflects the licensing of our patent portfolio, increased to $39,000 for the three months ended June 30, 2006, compared to no licensing revenues for the three months ended June 30, 2005. The increase was primarily attributable to new licensing agreements signed in 2006.  Licensing revenue during the three months ended September 30, 2006 is expected to increase by $5.0 million due the licensing of our patent portfolio to Sony and SCEI.  Licensing revenue in future quarters may  dramatically increase or decrease dependent on the magnitude and timing of third party licences to our patent portfolio.

•

Services, maintenance and support revenues, which include our installation services, funded software development and maintenance and support, decreased by $66,000, or 8%, to $745,000 for the three months ended June 30, 2006, from $811,000 for the three months ended June 30, 2005. The decrease was primarily due to a decrease in the dollar value of renewals for our annual maintenance and support contracts and installation services.

Costs and Expenses

Cost of product revenue. Our costs of products include inventory and personnel and related expenses for the assembly, testing and shipping of products sold. Cost of product revenues increased by $403,000, or 127%, to $721,000 for the three months ended June 30, 2006, from $318,000 for the three months ended June 30, 2005.  The increase was primarily attributable to increased sales of our products and  an increase in personnel and related expenses for the assembly, testing of the increased products sold.

Cost of services, maintenance and support revenues. Our cost of services, maintenance and support revenues includes personnel and related expenses for our maintenance and support services,  an overhead allocation consisting primarily of that portion of our facilities, communications and depreciation expenses that is attributable to providing these services, and  personnel and related expenses from performing installation services for our customers. Cost of services, maintenance and support revenues decreased by $140,000, or 27%, to $385,000 for the three months ended June 30, 2006.  The decrease was primarily attributable to reduced installation and professional services activities.

Income from settlement and patent licensing. Income from settlement and patent licensing was $1.1 million for the three month periods ended June 30, 2006 and June 30, 2005, reflecting the amortization of the net proceeds from the November 2004 Polycom settlement and cross-license agreement over a five year period beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses increased by $739,000, or 105%, to $1.4 million for the three months ended June 30, 2006 from $706,000 for the three months ended June 30, 2005. The increase was primarily attributable to an increase in personnel and related expenses, and to a lesser extent, an increase in stock based compensation of $150,000.

Sales and marketing. Sales and marketing expenses increased by $660,000, or 81%, to $1.5 million for the three months ended June 30, 2006 from $819,000 for the three months ended June 30, 2005. The increase was primarily attributable to an increase in personnel and related expenses, and to a lesser extent, an increase in stock based compensation of $120,000.

General and administrative. General and administrative expenses increased by $1.2 million, or 89% to $2.6 million for the three months ended June 30, 2006 from $1.4 million for the three months ended June 30, 2005. The increase was due primarily to the legal fees associated with our litigation against Tandberg for patent infringement, and to a lesser extent, an increase in stock based compensation of $144,000.

Other income, net. Other income, net increased by $2,000, or 3% to $69,000 for the three months ended June 30, 2006 from $67,000 for the three months ended June 30, 2005.  The increase was due to increased interest rates earned on our balances of cash equivalents and short-term investments, offset by a decrease in the balances of cash equivalents and short-term investments on which we earned interest.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Revenue

Total revenue increased by $344,000, or 11%, to $3.6 million for the six months ended June 30, 2006, from $3.3 million for the six months ended June 30, 2005. The increase was primarily the result of increased product sales, and partially attributable to increased services, maintenance and support and licensing revenue. For the six months ended June 30, 2006, revenue from two customers accounted for 75% of total revenue, each of whom accounted for greater than 10% of total revenue. For the six months ended June 30, 2005, revenue from two customers accounted for 79% of total revenue, each of whom accounted for greater than 10% of total revenue. We expect that there will be significant customer concentration in future quarters.  The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

•

Product revenue increased by $185,000, or 11%, to $1.8 million for the six months ended June 30, 2006, from $1.7 million for the six months ended June 30, 2005. The increase was due to increased purchasing of products to  upgrade existing infrastructure among our existing customer base and increased sales of products to new customers in the six month period ended June 30, 2006  as compared to the same period in 2005.

•

Licensing revenue, relating to the licensing of our patent portfolio, increased to $71,000 for the six months ended June 30, 2006, compared to no licensing revenue for the six months ended June 30, 2005. The increase was primarily attributable to new licensing agreements signed in 2006.

•

Services, maintenance and support revenue, which includes our installation services, funded software development and maintenance and support, increased by $88,000, or 5%, to $1.7 million for the six months ended June 30, 2006, from $1.6 million for the three months ended June 30, 2005. The increase was primarily due to increased funded software development revenue  offset by a decrease in the dollar value of renewals of annual maintenance and support contracts and installation revenues.

Cost of product revenue. Cost of product revenues increased by $585,000, or 76%, to $1.4 million for the six months ended June 30, 2006, from $768,000 for the six months ended June 30, 2005.  The increase was primarily attributable to increased sales of our products and an increase in personnel and related expenses for the assembly and testing of  our products.

Cost of services, maintenance and support revenues. Cost of services, maintenance and support revenues remained flat at $1.0 million for the six months ended June 30, 2006 and June 30, 2005.  The six months ended June 30, 2006 included an increase in software development costs associated with increased funded software revenue, offset by a reduction in installation and professional services activities.

Income from settlement and patent licensing. Income from settlement and patent licensing was $2.1 million for the six month periods ended June 30, 2006 and June 30, 2005, reflecting the amortization of the net proceeds from the November 2004 Polycom settlement and cross-license agreement over a five year period beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses increased by $1.4 million, or 102%, to $2.7 million for the six months ended June 30, 2006 from $1.3 million for the six months ended June 30, 2005. The increase was primarily attributable to an increase in personnel and related expenses, and to a lesser extent, an increase in stock based compensation of $297,000.

Sales and marketing. Sales and marketing expenses increased by $1.3 million, or 83%, to $2.8 million for the six months ended June 30, 2006 from $1.5 million for the six months ended June 30, 2005. The increase was primarily attributable to an increase in personnel and related expenses, and to a lesser extent, an increase in stock based compensation of $232,000.

General and administrative. General and administrative expenses increased by $2.2 million, or 83% to $4.8 million for the six months ended June 30, 2006 from $2.6 million for the six months ended June 30, 2005. The increase was due primarily to the legal fees associated with our litigation against Tandberg for patent infringement, and to a lesser extent, an increase in stock based compensation of $322,000.

Other income, net. Other income, net decreased by $45,000, or 21% to $165,000 for the three months ended June 30, 2006 from $210,000 for the three months ended June 30, 2005.  The  decrease was due to a decrease in the balances of cash equivalents and short-term investments on which we earned interest, offset in part by increased interest rates earned on our balances of cash equivalents and short-term investments.

Liquidity and Capital Resources

We had cash, cash equivalents and short and long-term investments of $6.6 million as of June 30, 2006, and $12.2 million as of December 31, 2005. For the six months ended June 30, 2006, we had a net decrease in cash, cash equivalents and short and long-term investments of $5.6 million resulting primarily from a net loss of $6.8 million and a decrease in deferred income from settlement and patent licensing of $2.7 million, offset by an increase in accrued liabilities of $979,000 and deferred services revenue of $284,000, a decrease in deferred settlement and patent licensing costs of $658,000 and accounts receivable of $635,000,  and non-cash expenses of $1.1 million, which included $973,000 in non-cash stock based compensation.

We had cash and cash equivalents of $4.3 million as of June 30, 2006 compared to cash and cash equivalents of $8.2 million as of December 31, 2005. For the six months ended June 30, 2006, we had an overall net cash outflow of $3.9 million, resulting primarily from net cash used in operations of $5.5 million offset by cash inflows from investing activities of $1.4 million due to maturities of short-term marketable securities. The net cash used in operations of $5.5 million resulted from a net loss of $6.8 million and a decrease in deferred income from settlement and patent licensing of $2.7 million, offset by an increase in accrued liabilities of $979,000 and deferred services revenue of $284,000, a decrease in deferred settlement and patent licensing costs of $658,000 and accounts receivable of $635,000,  and non-cash expenses of $1.1 million. The net cash inflow from investing activities of $1.4 million was due to maturities of short-term marketable securities offset by the purchase of equipment and leasehold improvements. The net cash inflow from financing activities was $139,000, due to proceeds from issuance of common stock through our employee stock option and purchase plans.

At June 30, 2006, we had open purchase orders and other contractual obligations of approximately $815,000 primarily related to inventory purchases. We also have commitments that consist of obligations under our operating leases. These purchase order commitments and contractual obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due.

On March 15, 2006, we signed a new lease for 2,500 square feet of office space in London, United Kingdom to house our sales and operational personnel. The new office space replaces similar facilities vacated in March 2006. The new lease requires minimum payments of approximately $112,000, $144,000, $144,000 and $80,000 for fiscal years 2006, 2007, 2008 and 2009, respectively.

On May 11, 2005, CPI, our wholly-owned subsidiary, commenced a patent infringement lawsuit against Tandberg ASA and Tandberg, Inc. alleging that several Tandberg videoconferencing products infringe three patents held by CPI. The suit was filed in the United States District Court for the Northern District of California.  Tandberg subsequently filed suit in Texas against Avistar and CPI.  The prosecution of this lawsuit and the defense of  the  Tandberg claims requires us to expend significant financial and managerial resources and therefore may have a material negative impact on our business and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 57% and 59% of total revenues for the three months ended June 30, 2006 and 2005, respectively.  International revenue comprised 53% and 58% of total revenues for the six months ended June 30, 2006 and 2005, respectively. As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes, nor do we currently engage in any foreign currency hedging transactions.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. There has not been a material change in our exposure to interest rate and foreign currency risk since the date of our annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 28, 2006.

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

The following table provides information about our investment portfolio. For investment securities, the table presents cash, cash equivalents and short-term investments, and related weighted average interest rates by category at June 30, 2006.

	Amounts	Weighted Average Interest Rate
	(in thousands)	(%)
Description
Cash, cash equivalents and short-term investments:
Cash	$1,061	—
Commercial Paper and US Government Agency Notes	5,491	4.9%
Fair Value at June 30, 2006	$6,552

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our management , with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief

Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act))  were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting: There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 11, 2005, CPI, our wholly-owned patent prosecution and licensing subsidiary, commenced a patent infringement lawsuit against Tandberg ASA and Tandberg, Inc., alleging that numerous Tandberg videoconferencing products infringe three patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The three patents involved are U.S. Patent Nos. 5,867,654; 5,896,500; and 6,212,547. These patents cover technologies relating to video and data conferencing over unshielded twisted pair (UTP) networks, distributed call-state management, and separate monitors for simultaneous computer-based data sharing and videoconferencing. These technologies are core components of the AvistarVOS video operating system. In this action, CPI has requested injunctive relief, damages to compensate for past and present infringement, treble damages, costs associated with the litigation and such further relief as the Court deems just and proper. Both of the Tandberg entities answered the complaint on July 15, 2005, at which time they asserted that they did not infringe the patents and that the patents were invalid and unenforceable.

On January 30, 2006, Tandberg Telecom AS, a wholly-owned subsidiary of Tandberg ASA, filed a patent infringement lawsuit against us and CPI in the United States District Court for the Eastern District of Texas. The suit alleges that our videoconferencing products infringe one patent purchased by Tandberg Telecom AS. The patent involved is U.S. Patent No. 6,621,515, which claims a method and system for routing video calls. In the Texas litigation, Tandberg Telecom AS has requested injunctive relief, monetary damages to compensate for its actual damages, costs associated with the litigation and such further relief as the Court deems just and proper. We responded to the complaint on March 23, 2006, at which time we asserted that we did not infringe the patent, that the patent was invalid, and that the claim was without merit. Tandberg filed a motion to dismiss one of our defenses, which the Texas court summarily denied.

Tandberg ASA and Tandberg, Inc. sought to add two defenses, and provisionally filed two motions for summary judgment in the California litigation on January 13, 2006 and February 24, 2006, respectively. Each proposed defense asserts that we are subject to a different contractual provision that either totally precludes or limits CPI’s remedies in the California litigation. Specifically, Tandberg alleged that (1) it had a license to the subject patents and (2) that Avistar had released its claims against Tandberg with respect to the subject patents. Both motions for summary judgment were determined to be procedurally defective in that Tandberg had not previously pled the contractual provisions as defenses to CPI’s claims. In the first matter, on January 13, 2006, Tandberg voluntarily filed a motion to amend its complaint to add a license defense. On March 29, 2006, the court conditionally granted Tandberg’s motion, subject to the transfer and addition of the Texas suit to the California litigation.  Tandberg filed a motion for reconsideration of the court’s ruling on May 17, 2006, which was denied by the court on June 28, 2006.  As of August 2, 2006, Tandberg has not dismissed its Texas litigation, thereby precluding the further consideration of its motion for summary judgment on the basis of a “license” defense.

During a hearing on March 20, 2006 concerning  Tandberg’s “release” defense, the court refused to permit Tandberg to amend its complaint, holding that Tandberg could not prevail on that defense, and thereby prohibiting Tandberg from pursuing this defense in the California case.  A third motion for summary judgment was filed by Tandberg on April 17, 2006, claiming that CPI’s patents were invalid based on the ruling of IPXL Holdings, LLC v. Amazon.com, Inc.  The court denied Tandberg’s motion on June 23, 2006.

The Markman hearing for the CPI claims, a pivotal stage of the litigation process at which time definitions are determined for the meaning of the patent claims language, was held on May 24, 2006, and the judge issued her ruling on June 23, 2006.  A non-binding mediation related to the California case was held on May 12, 2006 without resolution.  A second non-binding mediation is currently scheduled for August 15, 2006. Discovery is on-going in the California litigation; the Texas case remains in its initial phases.  A jury trial date has not yet been scheduled for either case.

The prosecution of this lawsuit and the defense of the Tandberg Telecom AS claim requires us to expend significant financial and managerial resources, and therefore may have a material negative impact on our business, financial condition and results of operations. The duration and ultimate outcome of these litigation proceedings are uncertain.

Item 1a. Risk Factors

Factors Affecting Future Operating Results

Our market is in the early stages of development, and our system may not be widely accepted.

Our ability to achieve profitability depends in part on the widespread adoption of networked video communications systems and the adoption of our video operating system in particular. If the market for our system fails to grow or grows more slowly than we anticipate, we may not be able to increase revenue or achieve profitability. The market for our system is relatively new and evolving. We have to devote substantial resources to educating prospective customers about the uses and benefits of our system. Our efforts to educate potential customers may not result in our system achieving broad market acceptance. In addition, businesses that have invested or may invest substantial resources in other video products may be reluctant or slow to adopt our system. Similarly, customers using existing systems in which they have made significant investments may refuse to adopt our system if they perceive that our offerings will not complement their existing systems. Consequently, the conversion from traditional methods of communication to the extensive use of networked video may not occur as rapidly as we wish.

We have incurred substantial losses in the past and may not be profitable in the future.

We incurred net losses of $6.8 million for the six months ended June 30, 2006, $5.2 million for fiscal year 2005 and $8.7 million for fiscal year 2004. As of June 30, 2006, our accumulated deficit was $101.4 million. Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business in the future. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers. If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable. If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, if we fail to reach profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

General economic conditions have and may impact our revenues and harm our business in the future.

The international economic slowdown and the downturn in the investment banking industry that began in the year 2000 timeframe negatively affected our business, and a reoccurrence of a difficult economic environment may do so in the future. During this most recent economic downturn, the investment banking industry suffered a sharp decline, which caused many of our existing and potential customers to cancel or delay orders for our products. Although the U.S. economy has improved, our customers and potential customers may continue to delay ordering our products, and we could fall short of our revenue expectations for 2006 and beyond. Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had and could in the future have a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

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

Because our licensing cycle is a lengthy process, the accurate prediction of future revenues and income from settlement and patent licensing from new licensees is difficult. By way of example, the process of persuading companies to adopt our technologies or convincing them that their products infringe our intellectual property rights can be lengthy. There is also a tendency in the technology industry to close business deals at the end of a quarter, thereby increasing the likelihood that a possible material deal would not be concluded in the current quarter, but slip into a subsequent reporting perid.  This kind of delay may result in a given quarter’s performance being below analyst or shareholder expectation.  The proceeds of our licensing and enforcement efforts tend to be sporadic and difficult to predict.  Recognition of such proceeds as revenue or income from settlement and licensing activities depends on the terms of the license agreement involved and the circumstances surrounding the agreement.  As a result, our licensing and enforcement efforts are expected to result in significant volatility in our quarterly financial condition and results of operations, which may result in us missing investor expectations, which would likely cause our stock price to decline.

Since a majority of our revenue has come from follow-on orders, our financial performance could be harmed if we fail to obtain follow-on orders in the future.

Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its usefulness and value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Revenue generated from follow-on orders accounted for approximately 92% and 99% of our revenue for the six months ended June 30, 2006 and 2005, respectively. Our future financial performance depends on successful initial installations of our system and successful generation of follow-on orders as the Avistar network expands within a customer organization. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

Because we depend on a few customers for a majority of our product revenue and income from settlement and patent licensing, the loss of one or more of them could cause a significant decrease in our operating results.

To date, a significant portion of our revenue and income from settlement and patent licensing has resulted from sales and licensing to a limited number of customers, particularly Deutsche Bank AG, UBS Warburg LLC, Polycom, Inc. and their affiliates. Since November 12, 2004, income from settlement and patent licensing has come solely from our settlement and patent licensing agreement with Polycom. Collectively, Polycom, Deutsche Bank AG and UBS Warburg LLC and their affiliates accounted for approximately 85% and 87% of total revenues and income from settlement and patent licensing for the six month periods ended June 30, 2006 and June 30, 2005, respectively.  As of June 30, 2006, approximately 93% of our gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2005, approximately 97% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable.

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

•                  evolving industry standards; and

•                  transition to Internet protocol connectivity for video at the desktop, with increasing availability of bandwidth and quality of service.

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

We have filed a complaint alleging patent infringement against Tandberg ASA and Tandberg, Inc.  The prosecution of  this lawsuit  and our defense of Tandberg’s claims require us to expend significant financial and managerial resources and may have a material negative impact on our business.   If we do not prevail, we may be required to pay monetary damages.

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

The prosecution of  this lawsuit  and our defense of Tandberg’s claims require us and CPI to expend significant financial and managerial resources, and therefore may have a material negative impact on our business, financial condition and results of operations.  The duration and ultimate outcome of these litigation proceedings are uncertain.

Others may bring infringement claims against us, which could be time-consuming and expensive to defend.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights and we have been a party to such litigation. On January 30, 2006, Tandberg Telecom AS, a wholly-owned manufacturing and patent holding subsidiary of Tandberg ASA, filed a patent infringement lawsuit against Avistar in the United States District Court for the Eastern District of Texas. The suit alleges that Avistar videoconferencing products infringe one patent purchased by Tandberg Telecom AS. The patent involved is U.S. Patent No. 6,621,515, which covers a method and system for routing video calls. In this action, Tandberg Telecom AS has requested injunctive relief, money damages to compensate for its actual damages, costs associated with the litigation and such further relief as the Court deems just and proper. We responded to the complaint on March 23, 2006, at which time we asserted that we did not infringe the patent and that the patent was invalid. The prosecution of this lawsuit and defense of the Tandberg claims require us and CPI to expend significant financial and managerial resources, and therefore may have a material negative impact on our financial position and results of operations. The duration and ultimate outcome of these proceedings are uncertain. We may be a party to additional litigation in the future, to protect our intellectual property or as a result of an alleged infringement of the intellectual property of others. These claims and any resulting lawsuit, could subject us to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

• stop selling, incorporating or using products or services that use the challenged intellectual property;

• obtain from the owner of the infringed intellectual property a license to the relevant intellectual property, which may require us to license our intellectual property to such owner, or which may not be available on reasonable terms or at all; and

• redesign those products or services that use technology that is the subject of an infringement claim.

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

We depend on outside contract manufacturers to produce components of our systems, such as cameras, microphones, gateway, speakers and monitors that we install at desktops and in conference rooms. One supplier, Pacific Corporation, is a single source supplier for a key component of our product. Another supplier, Equator Technologies Inc., is our only current source of a component used in our IP gateway product. In addition, during the first quarter of 2006, we began using an offshore contract resource in China for product development work. Our reliance on these third parties involves a number of risks, including:

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

If these manufacturers or suppliers cease to provide us with the assistance or the components necessary for the operation of our business, we may not be able to identify alternate sources in a timely fashion. Any transition to alternate manufacturers or suppliers would likely result in operational problems and increased expenses, and could cause delays in the shipment of or otherwise limit our ability to provide our products. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms, or at all. Any disruption in product flow may limit our revenue, delay our product development, seriously harm our competitive position and/or result in additional costs or cancellation of orders by our customers.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 57% and 59% of total revenues for the three months ended June 30, 2006 and 2005, respectively.  International revenue comprised 53% and 58% of total revenues for the six months ended June 30, 2006 and 2005, respectively. Some of the risks we may encounter in conducting international business activities include the following:

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

•                  the size and timing of agreements to license our patent portfolio;

•                  announcements of technological innovations or new products by us, our customers or competitors;

•                  announcements of competitive product introductions by our competitors;

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately  63% of our common stock as of June 30, 2006. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause the market price of our common stock to decline.

Changes in stock option accounting rules adopted January 1, 2006 will adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, which may in turn adversely impact our stock price and our ability to attract and retain employees.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R were effective beginning in the first quarter of an issuer’s first fiscal year commencing after June 15, 2005, which for us was our fiscal quarter beginning January 1, 2006. We have adopted the provisions of SFAS No. 123R using the modified prospective application. Under a modified prospective application, SFAS No. 123R applies to new awards, unvested awards, and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of December 31, 2005 are expected to be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. The new method of valuing stock-based compensation, as prescribed in SFAS 123R, will be applied to the valuation of stock-based awards granted after our adoption of SFAS 123R on January 1, 2006. The impact of the recognition of compensation expense related to such awards was $498,000 and $973,000 for the three and six months ended June 30, 2006. The impact of stock based compensation in future periods will vary depending on new options granted, and the assumptions used in the Black-Scholes-Merton model used to determine fair value of options granted, in conjunction with our employee’s historical option exercise and forfeiture behavior. The assumptions include dividend rate, risk-free interest rate, expected term of the option, volatility, exercise price and the price of our stock on the date of valuation.

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

Item 4. Submission Of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held June 1, 2006 at our offices in Redwood Shores, California, our stockholders approved the following matters:

1. A proposal to elect seven (7) directors of the Company to serve for the ensuing year and until their successors are elected or until such director’s earlier resignation or removal.

Nominee	For	Against	Abstentions and Broker Non-Votes
Gerald J. Burnett	22,405,731		285,167
William L. Campbell	22,405,731		285,167
R. Stephen Heinrichs	56,949,708		967,654
Robert P. Latta	22,359,266		331,632
Robert M. Metcalfe	22,359,266		331,632
Craig F. Heimark	22,410,373		280,525
James W. Zeigon	22,410,373		280,525

2. A proposal to ratify the appointment of Burr, Pilger & Mayer, LLP as our independent auditors for the fiscal year ending December 31, 2006.

For	Against	Withheld
27,712,750	10,400	100

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

On July 14, 2006, Avistar Communications Corp. and its wholly-owned subsidiary, Collaboration Properties, Inc., entered into a Patent License Agreement with Sony Corporation (Sony), a Japanese corporation, and Sony Computer Entertainment, Inc. (SCEI), a Japanese corporation.  Under the license agreement, CPI granted Sony and its subsidiaries a license to all of CPI’s patents with a filing date on or before January 1, 2006 for the specific field of use relating to video conferencing. The license covers Sony’s video conferencing apparatus as well as other products, including video-enabled personal computer products and certain SCEI PlayStation products.  As partial consideration for the licenses granted under the agreement, Sony agreed to make an upfront license payment of $5,000,000 to Avistar and SCEI agreed to make future royalty payments to Avistar relating to the sale in certain countries, including the United States, of certain SCEI products.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 4th day of August 2006.

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