Form 10-K
period 2006-12-31
AVISTAR COMMUNICATIONS CORP
filed 2007-03-22
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                        .

Commission File Number: 000-31121

AVISTAR COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	88-0463156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
555 Twin Dolphin Drive, Suite 360 Redwood Shores, California	94065
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 610-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
(NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant a shell company (as defied in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2006 was $15,013,914. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2007, the registrant had outstanding 35,317,717 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference into Part III of this Annual Report on Form 10-K specific portions of its Proxy Statement for its 2007 Annual Meeting of Stockholders.

AVISTAR COMMUNICATIONS CORPORATION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2006

Forward Looking Statements

This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such forward looking statements involve risks and uncertainties. When used in this Annual Report, the words “expects,” “anticipates,” “believes,” “plans,” “intends” and “estimates” and similar expressions are intended to identify forward looking statements. These forward looking statements include predictions regarding our future revenues and profits, income from settlement and patent licensing, customer concentration, customer buying patterns, research and development expenses, sales and marketing expenses, general and administrative expenses, litigation and legal fees, income tax provision and effective tax rate, realization of deferred tax assets, liquidity and sufficiency of existing cash, cash equivalents, and investments for near-term requirements, sufficiency of leased facilities, purchase commitments, product development and transitions, expansion and licensing of our patent portfolio, competition and competing technologies, and financial condition and results of operations as a result of recent accounting pronouncements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in “Item 1a. Risk Factors” as well as others incorporated by reference herein. Avistar Communications Corporation (the “Company,” “we,” or “us”) undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Annual Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

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

Overview

We develop, market and support an integrated suite of vBusiness—video-enabled eBusiness—applications, all powered by the AvistarVOS™ software. From the desktop, we deliver business-quality interactive video calling, content creation and publishing, broadcast origination and distribution, video-on-demand, and integrated data sharing. The Avistar video and data collaboration applications are all managed by the AvistarVOS software application. By integrating video tightly into the way they work, our customers can use our system to save costs and improve productivity and communications within the enterprise and between enterprises to enhance relationships with customers, suppliers and partners. Using AvistarVOS software and leveraging video, telephony and Internet networking standards, Avistar applications are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system directly to enterprises in selected strategic vertical markets, and have focused initially on the financial services industry. Additionally, we have licensed our technology and patents to companies in the video conferencing market. Our objective is to establish our technology as the standard for networked video through direct sales, indirect channel sales/partnerships and the licensing of our technology to others.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent application and issuance. As of December 31, 2006, we held 74 U.S. and foreign patents, all of which have been licensed by CPI to third parties. We continue to pursue licensing to others in the collaboration technology marketplace.

Industry Background

Globalization, supported by the near ubiquity of communications networks such as the Internet, has allowed companies to lower costs, reach new markets, change business processes (e.g., eBusiness) and distribute and outsource operations. It also has meant increased competition, a faster business pace and less differentiation. These factors, coupled with the difficulty and cost of travel, increased risks due to socio-political uncertainties and pandemic concerns and the desire to reduce carbon emissions, are causing businesses to look for new tools that will help them increase productivity, take advantage of revenue opportunities, and minimize business continuity risks. Enterprises of all sizes stand to benefit from new and advanced communication and collaboration tools that enable their employees, partners, suppliers and customers to collaborate more effectively and form tighter relationships within and across buildings and over disparate geographies and time zones. Communications tools that speed in decision-making and build trust-based relationships, especially across cultures, are becoming even more critical in today’s increasingly complex business environment.

The emergence of the Internet has accelerated the adoption of network-based collaboration applications including email, instant messaging, and web conferencing. The increasing availability and affordability of bandwidth on communication networks is further driving businesses to utilize new communication tools, such as voice and video over IP, and is enabling users to connect from more places including home offices and WiFi hot spots such as airports, and hotels. This is enabling more distributed, mobile and global operations while maintaining communications.

Limitations of Current Means of Collaboration

As technology advances and becomes more affordable and modes of communication expand, enterprises are seeking widely deployable and cost effective technology to replicate, at the desktop, the impact of visual communication that occurs in a face-to-face meeting. Individuals generally prefer face-to-face encounters to less personal forms of communication because they can see one another and benefit from the non-verbal cues that speed communication and deepen understanding. This is particularly true for more complex interactions such as negotiations, sales, product development, project management and decision making across geography/functions/cultures. However, in today’s globalized, fast-paced business environment, face-to-face interactions are often forgone due to the difficulty and time required for travel, and the need to act quickly. These time and distance challenges become increasingly difficult to deal with as the number of potential participants increase. Beyond traditional teleconferencing, attempts to conduct virtual meetings as an alternative to face-to-face meetings have generally been limited to conference room-based video conferencing and web-based data teleconferences.

To address the growing need for collaboration across distance and time, organizations have resorted to using a patchwork of discrete technologies, including video conferencing and teleconferencing, fax, email, instant messaging, Internet audio and video delivery and data sharing applications. Many of these technologies have been widely adopted, and collectively indicate the need for collaboration tools including networked video. However, these discrete technologies are not good substitutes by themselves for face-to-face meetings and presentations because they do not provide an integrated communications solution that fosters team interaction and deliver critical, time-sensitive information quickly and reliably. By providing face-to-face collaboration in an integrated communications solution, video can speed problem resolution and motivate action, trust and understanding. Additionally, users want to leverage knowledge and expertise by being able to create and publish video content from their desktop, either spontaneously, as with email or voicemail, or in a more formal manner for broader distribution through the Internet or corporate data network.

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

Elements of a Complete Collaboration Solution

To become a critical tool in the enterprise, a communications solution must first and foremost provide application functionality that boosts worker productivity. It also has to be “self service” and provide high quality at scale, high reliability, low total cost of ownership, and be available to people where and when they do most of their work, which typically means at their desks but increasingly means from home or while traveling. It must also effectively utilize existing and evolving network infrastructure. We believe a complete collaboration solution must provide the following:

Applications and functionality

•       support the applications people use, in the way they use them, to deliver real-time and non real-time self service personal collaboration and visual communication;

•       do so in an intuitive, “easy” manner in order to foster expanding usage;

Quality

•       approximate the video and audio quality of television for natural and easy interaction;

•       make interactions as realistic as possible by minimizing visual artifacts when transmitting and receiving video calls such as latency, jitter, freeze-frame, stutter and small frame size;

•       seamlessly integrate all forms of audio, video and data communication including interactive video calling, content creation and publishing, broadcast video and video-on-demand retrieval;

Scalability

•       like the Internet and public telephone networks, the communications solution must be designed for size independence and should scale cost-effectively to support a very large numbers of users;

Reliability

•       operate dependably and reliably to avoid user frustration, while minimizing support costs;

•       provide to video communications the ease of use, speed, quality, functionality, flexibility and global access of the telephone, while easily supporting more complex applications and situations;

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

•       reduce reliance on hardware components through a shift to software-based functionality;

Affordability

•       operate and scale cost effectively;

•       utilize standard, low cost and widely available hardware components, such as “web-cams”;

•       be cost-effective compared to other pervasive forms of enterprise communication, such as email;

•       deliver cost savings through innovations in support, network and resource management;

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

The Avistar Solution

Our goal is to video-enable enterprises—a concept we refer to as vBusiness—by delivering a suite of video applications which support users where and how they work with a self-serve, easy-to-use system that fosters usage and adoption. It is through a tight coupling of various forms of video into daily work processes that we believe the benefits described above can be realized. To fulfill this, we deliver a video collaboration platform enabled by a unique architecture and powerful software—the AvistarVOS application software. This software provides a comprehensive, integrated suite of video applications that include on-demand access to interactive video calling and conferencing, content creation and publishing, broadcast origination and video distribution, and video-on-demand, as well as data sharing, presence-based directory services and network management. These applications support users within and amongst enterprises over data networks, telephony networks and the Internet. Our system architecture is open and flexible in order to embrace continued technological innovation and standardization. It is designed to use existing and emerging communication and video standards such as session initiation protocol, or SIP. It also provides customers choice and flexibility in designing and implementing network topologies to best deliver high-quality video applications to desktops across the entire enterprise.

We have built a complete video collaboration solution that is delivering business-quality video to thousands of desktops across hundreds of buildings. Each of our applications can be used, integrated and managed in conjunction with one another. People often conceive of video in the enterprise only as two-way, real-time conferencing. Our system allows broadcast video to be included in a video call, and allows the entire session to be recorded simultaneously, and made available as stored video. Our system joins users in a high-quality video network to improve their ability to solve complex problems, connect to co-workers, customers and suppliers, manage large projects and quickly act together on opportunities. Our system does this cost effectively and reliably, and is designed to be able to serve the wide range of businesses from a single office operation to global corporations with branch offices and/or geographically dispersed operations.

Interactive video calling.   Our system allows users to participate in spontaneous interactive video collaborations from their desktops. Users can simultaneously see multiple participants in windows on their workstations or an external monitor. Additionally, our system provides full duplex audio, which allows multiple users to speak and hear each other clearly at the same time. The desktop window can be divided into four quadrants, to permit up to three other video sources. These sources can include other participants in real-time, broadcast content or recorded video. The participants can include individual users or conference-room groups located at multiple sites and/or various enterprises, all without requiring advance reservations or conferencing services. Each participant has the full ability to utilize all the call functions of the system, such as adding or removing participants, focusing the view on one participant, putting anyone or the entire call on hold, and transferring the call. Advanced telephony features such as Caller ID, Do Not Disturb, leave message and multiline calling are also provided. The system supports the communications needs of users by allowing them to add a third or fourth participant into a call spontaneously for a quick conference, and then revert back to a two party call. This ability helps speed decision-making and leverages the knowledge of experts. As an example, a sales trader can be on a video call with a client portfolio manager and spontaneously add a research analyst to the call for added insight on a particular security, then drop the analyst and add a trader to review execution strategy.

Video content creation and publishing.   With our solution, users can create and publish video content from their desktops by recording themselves, recording a multi-point conference or adding commentary to a broadcast and recording the entire session. Recorded content can be played back on demand, and can be published in various forms inside and outside the enterprise. This includes video emails, called vBriefs, which allow users to easily create video messages which recipients, with common mail clients and browsers, can watch. This helps differentiate and highly personalize the sender’s email. As an example, research analysts can record introductory commentary and distribute their research reports in a way that cuts through the email clutter of their audiences’ inbox. Similarly, video can simply and quickly be published to web sites from a user’s desk.

Interactive broadcasts and presentations.   Interactive broadcasts allow moderated presentations to an audience of viewers, who have the ability to send questions to the presenters. Moderators can dynamically control who’s presenting, bring audience members into the broadcast, select what views are broadcast, and monitor questions. Sales meetings, training seminars, analyst reports, management presentations and live news broadcasts can be delivered real-time to every user’s workstation and streamed to browser-based users. For example, a customer employed its Avistar video network to maximize the reach and impact of an educational seminar. The customer broadcasted the seminar to an estimated 300 desktops and meeting rooms, with more than 2,000 employees and clients watching in the United States and Europe. As another example, one customer has shifted its international sales meetings to broadcasts and recorded presentations on its Avistar system, thereby saving travel time and costs, while expanding the broadcast to a wider audience. Additionally, video feeds from broadcast TV channels or other video sources can be distributed to users through the Avistar system.

Video-on-demand.   Users anywhere on the Avistar network can easily retrieve stored videos. For example, a corporation has used our system to record its sales training seminars. Salespeople who are unable to attend these face-to-face presentations are now able to watch the seminars by retrieving and playing the stored videos on their desktops when it is convenient for them. Another customer uses our system to record and broadcast their daily morning meetings so colleagues in other time zones around the world can be updated on the issues of the day when they report to work. The ability to both archive and retrieve stored content can facilitate the establishment of a visual “institutional memory” and support training efforts.

Integrated data sharing.   In addition to viewing the four quadrants of our video window, multiple users can simultaneously create and annotate a shared document using text or drawing tools color-coded specifically for each user. All participants can access the contents of any shared window and save the marked changes for later reference. Our system can also be utilized in conjunction with other application-sharing programs that utilize data networks or the Internet, including popular web-based data collaboration solutions. As one example, while participating in an interactive video call, users can access Microsoft NetMeeting’s application sharing capabilities through a button on our tool bar, and jointly view and edit a document. Multiple design engineers, for example, can share a technical drawing in order to resolve an issue with a defective part.

Our system has the following key features necessary to make integrated video collaboration effective:

Easy to use interface.   Our applications combine the rich interaction of a face-to-face meeting with a self-service interface that’s intuitive and easy to use. Key features include:

•       Click-to-connect simplicity.   To initiate calls or add another user to a call already underway, a user simply clicks on either a “direct connect” button or a name in the directory. Standard telephone-like features such as hold, hang-up, forward, “leave message” or “begin another call” are all completed with the click of a mouse, or keyboard shortcuts. Additionally, anyone on an Avistar network can initiate a video call to the desktop of colleagues, customers, suppliers and others on other Avistar networks. If the person being called is logged-in but unavailable, users can leave a personalized call back message that allows the person to automatically return the video call without having to look up the address. A portion of this functionality is protected under certain patents held by CPI.

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

•       Comprehensive directory.   The presence-based Avistar network directory is a comprehensive list of Avistar numbers that can be called with a click. All users currently logged into an enterprise’s Avistar network will be shown, providing immediate ‘presence’ information as to availability. The global directory can be tailored to include only a subset of a more specific business’ community of users. In addition, a private directory feature allows users to create their own directory and reach frequently called parties with a one-click “direct connect” tool. Both global and private directories can also include other non-Avistar sites that use standards-based video conferencing systems. Through the Avistar Community Exchange and AvistarVOS Proxy products, presence information can be shared across participating enterprises. The result is one-click, presence-based, cross-enterprise calling which helps form a community of users. A portion of this functionality is protected under certain patents held by CPI.

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

Office tools integration.   Our video application can be tightly linked into common collaboration software tools such as Microsoft Office and IBM Lotus Sametime. As a partner with IBM and Microsoft, we have integrated our applications functionality with these products to add video communication options to common applications such as email, instant messaging, contacts, and calendar events. Thus while in the context of reading an email, responding to an instant message or looking up a contact, the user can initiate a video call to that person.

Network management.   Our network architecture provides system administrators with the ability to flexibly and proactively manage each of the various components of the network. Within our system, the most costly and complex equipment and software applications are shared as networked resources. This arrangement allows for redundancy and dynamic allocation of these resources to users who need them, and ensures that users experience the best video quality possible at the highest reliability and lowest cost of use. Servers and switches can be maintained, installed and repaired centrally, and many network support functions can be performed remotely over the data network, assisted by System Central (our web-based product introduced in 2006), thereby limiting the disruption of service to an individual user. Similarly, additional desktops and meeting rooms can be easily and inexpensively added to the Avistar network, with those new users concurrently added to the Avistar directory. Additionally, our software makes call routing decisions to minimize communications costs and control bandwidth utilization. A portion of this functionality is protected under certain patents held by CPI.

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

•       Enhanced customer and partner relationships.   Our system helps companies to be more responsive to and develop stronger business relationships with their customers, partners and suppliers. An Avistar call is generally as easy and reliable as a telephone call or “instant message”, while being more personal. One of our customers has provided Avistar networks to their clients and business partners, including offshore outsource partners, in order to facilitate interactions and improve relationships.

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

•       Better communication to face new business challenges such as globalization, business continuity planning, and distributed locations.   Within global corporations, professionals collaborate daily with customers, partners and associates who are often located in different offices and/or different time zones. This has increasingly become the case as firms, due to economic and security concerns, have restricted travel, begun decentralizing their personnel across a more distributed set of locations, taking advantage of lower costs of real estate and increased business resiliency through distributed operations, and shifted more operations to outsourcing providers. In this context, critical information must be delivered on a timely basis and without confusion, as smoothly as if colleagues were working together in person. Avistar’s video product suite enables companies that are reducing travel and/or distributing their operations to easily and quickly connect small, remote offices as well as at-home workers to the central organization and still benefit from face-to-face interaction. Based on our experience in helping existing customers choose their optimal configurations, we are able to advise new customers on setups and configurations that will be most effective for a large central office, a small branch office, an outsourcing provider, or other remote locations.

System Architecture and Technology

Our networked video system is based on our ninth major release of our open architecture, which enables users to communicate visually using various networking protocols and transport media, including IP networks and the Internet. We developed our architecture to address the necessary elements of a complete video-enabled collaboration solution.

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

Our software platform supports this consolidation and evolution by integrating industry standards for audio, video and data transport, but separating them from application functionality and system management. This allows our software application platform to manage the interoperation and transcoding of various standards to seamlessly integrate video, audio and data into complex applications, and not be limited by the functionality built into one particular, application-specific standard. It also allows the system to accommodate new and evolving standards with minimal disruption. Current industry and widely accepted proprietary standards supported include H.263, H.264, H.320, H.323, SIP, NTSC, PAL, MPEG, Microsoft Windows Media Video and Real Networks RealMedia.

We believe our AvistarVOS video software platform positions us to lead the transformation described above. Further, we provide a suite of collaboration applications that seamlessly operate with the AvistarVOS system allowing users to access this functionality in an easy and intuitive manner. We expect to make this platform more accessible to developers and to allow integration with other applications and network hardware.

Our system uses TCP/IP, the standard Internet protocol, for initiating video calls, scheduling and starting broadcast presentations, and managing the creation and access of stored video materials. In addition, we use TCP/IP for overall systems and network management throughout our software platform. This approach allows us to deliver connectivity throughout an enterprise and allows us to leverage existing Internet infrastructure. For delivery of high-quality video streams in the local area network, including wireless, we primarily utilize video over IP technology but offer a choice of IP or traditional circuit switched technologies, including the ability to mix and match network types. Thus Avistar customers can successfully deploy desktop video across the enterprise, even if portions of their network, in older buildings for example, aren’t capable of supporting real-time video on their data networks. We use our gateways to translate between the various network technologies used in our system. These gateways are managed and controlled by our systems software with TCP/IP-based protocols.

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

Because of the tight integration of various video network components, the Avistar Switch, Media Server, Conference Center, and gateways, all controlled by the AvistarVOS software, our architecture has the following key features:

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

•       Transport standard independence:   Our system selects the appropriate transport standards for transmitting information over networks to help deliver the highest quality video possible and full duplex audio in the most efficient manner. For example, the AvistarVOS software automatically exchanges information among servers and switches to determine the best network route for video calls. For the transport of video over a local area network, our system uses either data networks with our IP Endpoints or existing spare Ethernet wires for our legacy product to deliver standards-compliant high quality signals. This allows customers to choose the transport type to best fit their network capabilities in the local area. In a wide area network, we use industry video compression standards across a customer’s private IP network, or VPN’s or the Internet or the public telephony network. Product releases during 2006 enhanced our ability to support mobile and home workers who may have lower bandwidth connections. For the transmission of recorded content on corporate data networks or via the Internet, our system uses standard digital storage formats and transport technologies.

•       Expandable to thousands of users:   Because shared resources, such as servers, are attached to the Avistar switch and are managed through the data network, new users and new capabilities can be added without replacing existing infrastructure, but rather, by simply adding video software and a web-camera at each desktop. Just as local area network switches and public telephony networks can be linked together without the use of routers, Avistar switches can be similarly linked without the use of video network gateways. As a result, customers can easily add capacity as their needs grow.

•       Evolves with digital technology:   Our AvistarVOS software is designed to facilitate utilization of all-digital, local area networks, including Internet protocol video transmission, where sufficient bandwidth and quality of service (QOS) are available. This all-digital system also maintains compatibility with our existing legacy circuit-switched video networks. The AvistarVOS software allows evolution of the transport of audio and video based on the customer’s local area data network capabilities. A simple and inexpensive swap of endpoint software allows customers to migrate to all IP networks, while preserving the same user interface system functionality.

System Products and Applications

Our system-level products and applications consist of shared resources and a network of desktop, laptop and conference room endpoints which connect to each other and to shared resources.

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

•       Avistar Switch.   Each Avistar switch runs the AvistarVOS Server software that provides application services and network management. The Switch hosts shared video services and infrastructure such as Avistar conference centers, media servers, gateways, television broadcasts, VCR’s and other video services which are accessed by both types of endpoints. Where used, it also serves as the video switch for our local area circuit-switched network, connecting video calls placed among Avistar desktop and conference room users. With IP endpoint deployments, a switch is required only for video services beyond point-to-point calling, and may be located anywhere with appropriate network access.

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

•       Avistar Interactive Broadcast.   Our interactive broadcast feature allows Avistar desktop or conference room users to broadcast one-way, real-time presentations to an audience of other Avistar users at both local and remote sites. A Moderator UI panel includes an audience list, a text-based chat-back channel for viewer questions, broadcast view control, and the ability to drag and drop presenters and viewers into and out of the broadcast. An individual or a conference call can be broadcast to thousands of users, and, via third party products, be streamed simultaneously over the Internet.

•       Avistar Directory Software.   Our directories allow a user to place a video call by simply clicking on a name in the presence-based, Avistar network directory. Our system will route the call to the correct location over the local area network or the wide area as appropriate. The user doesn’t need to know phone numbers or IP addresses. The user can also look up addresses in private and global address books, utilize browser style type-in boxes, and access speed-dial ‘direct connect buttons’. This server-based directory integrates with LDAP directories, simplifies administration, and allows users to get started quickly, without having to manually enter many video phone numbers into their desktop directory.

•       Avistar Community Exchange and AvistarVOS Proxy.   These products provide secure, cross-enterprise communications between independent Avistar systems. This provides directory and presence information and system resource reservation for easy and fast connections between firms. These products facilitate the building of communities of video-enabled users across enterprises.

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

Desktop and Conference Room Endpoint Products

Client personal computers, or PCs, run the AvistarVOS Client software applications, including Avistar Conference, the primary user interface to server-based video applications. Endpoints access video services managed by the AvistarVOS Server software through the AvistarVOS Client software and Client Access Licenses. Endpoints are either software only, software plus hardware accelerated IP (digital) or software plus hardware accelerated circuit-switched (analog). Sofware-only endpoints have higher processing power minimums on the client PC than endpoints with hardware assist. The AvistarVOS software detects what, if any, additional hardware is attached and can work in any of three modes. Thus, in the office, a user may have an IP hardware accelerator to minimize processor loading, while on the road or at home, they use the software-only mode to simplify equipment required.

Desktop Endpoints.   The standard Avistar two-way desktop system consists of the following components:

•       AvistarVOS client software, which includes video and audio codecs.

Optional

•       Web camera—required for software-only operation;

•       A hardware-based video codec (used with IP endpoints for signal compression and decompression) or video network interface unit (with circuit-switched endpoints), with ports for camera, microphone, speakers, auxiliary video and audio, headset, built in echo-cancellation circuitry and full duplex audio, without requiring a headset;

•       A high quality camera with built-in directional microphone for hardware assisted endpoints;

•       IP endpoints display video either directly on a computer display or external monitor. Circuit-switched endpoints include a video overlay card that allows video to be viewed from a computer or an external monitor.

Avistar Room Systems.   We deliver complete video systems for a range of room sizes and layouts. We believe that one key advantage of our system is that the interface used in a conference room system is consistent with the interface used on individual desktops, allowing for all forms of video-enabled communications: interactive video calling, content creation and publishing, broadcasting and video-on-demand. Therefore, desktop users are familiar with the controls used in Avistar room systems and do not need additional training to operate the room system, nor do they need an additional technician to set-up and connect conference room calls (as is common with traditional room systems). In addition, since rooms are simply additional nodes on the network, they can be less expensive than self-contained, traditional room systems.

Patent Licensing

We derive a significant portion of our annual revenues by licensing our broad portfolio of patents covering, among other areas, video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation. This broad suit of patents enables much of the functionality of our AvistarVOS application platform. Licenses to third parties may cover part of or all of our patent portfolio. End-to-end rich media collaborative application companies such as Polycom, Inc., Tandberg ASA, Sony Corporation, Emblaze-VCON Ltd., and others have taken licenses to our patents for use in their own products. Examples of the many patented innovations in our portfolio include: the handling of decentralized video call endpoints, unshielded twisted pair video conferencing with data conferencing and desktop workstation echo cancellation.

We maintain and support an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. As of December 31, 2006, we had 74 U.S. and international patents on various aspects of our technology, with expiration dates ranging from 2013 to 2018, and have over 25 pending patent applications. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with licensees, proprietary information agreements with employees and consultants and other security measures. We also rely on trademarks and trade secret laws to protect our intellectual property.

Segment Information

We operate through two segments:

•       Avistar Communications Corporation engages in the design, development, manufacture, sale and marketing of networked video communications products.

•       Collaboration Properties, Inc., our wholly owned subsidiary, engages in the development, prosecution, maintenance, support and licensing of the intellectual property used in our video communications system.

Financial information regarding these segments is provided in Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K. Financial information relating to revenues and other operating income, net loss, operating expenses and total assets for the three years ended December 31, 2006, can be found in Item 6 “Selected Financial Data” and also in our Consolidated Financial Statements attached hereto.

Customers

Video Communications Products

As of December 31, 2006, we have licensed and recognized revenue with respect to over 14,000 end-users at over 400 customer sites in approximately 151 cities in over 40 countries. Because many of our customers operate on a decentralized basis, decisions to purchase our systems are often made independently by individual business units. As such, a single company may represent several separate accounts and multiple customer sites may relate to the same company.

For the year ended December 31, 2006, Sony Corporation, Deutsche Bank AG and its affiliates, and UBS Warburg LLC and its affiliates accounted for 38%, 25% and 20% of our total revenues, respectively. For the year ended December 31, 2005, UBS Warburg LLC and its affiliates accounted for 45% of our total revenue and Deutsche Bank AG and its affiliates accounted for 39% of our total revenue. For the year ended December 31, 2004, Deutsche Bank AG and its affiliates accounted for 55% of our total revenue and UBS Warburg LLC and its affiliates accounted for 16% of our total revenue. The level of sales to any customer may vary from quarter to quarter, and we expect that significant customer concentration will continue for the foreseeable future. The loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could have a material adverse impact on our financial condition or results of operations.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia comprised 75%, 63% and 52% of total revenue for 2006, 2005 and 2004, respectively. For 2006, 2005 and 2004, revenues to customers in the United Kingdom accounted for 12%, 23% and 31% of total revenue, respectively.

Licensing Activities

We derived 39%, or $5.2 million, of our annual revenues in 2006 by licensing our broad portfolio of patents to third parties covering video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation. Our license revenue in 2006 was primarily due to a license to Sony Corporation and its subsidiaries. Sony Corporation agreed to make an upfront license payment of $5.0 million and future royalty payments. The $5.0 million upfront payment was recognized by us as licensing revenue in the three months ended September 30, 2006. No license revenue was recorded in 2005 or 2004.

Sales and Marketing

Sales.   We have a direct sales force in the United States and Europe consisting of sales managers located in New York, New York and London, England. Sales managers have direct responsibility for selling and account management and the adoption of our technology at customer sites.

Indirect Sales.   Through our partnership organization, we seek to build a set of relationships with strategic partners and value added resellers, in order to establish, and then expand an indirect channel of sales for our products.

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

We also use marketing programs to build recognition of our corporate brand, foster partnerships, and promote our technology in regards to licensing opportunities.

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

The installation that we offer to our customers as a separately-priced service relates to the physical set up and configuration of desktop and infrastructure components of our solution. To accomplish this activity, our staff frequently interface with the customer’s internal information technology (I.T.) staff and external suppliers, in order to provide for connectivity to the customer’s local and wide area networks, and for the physical placement (arranging for rack space and appropriate environmental conditions) and connections between the various components purchased. The effective operation of software and hardware is checked by our staff during this installation process. Although the “work time” of this activity at a single location may be only one or two days, the coordination necessary for accommodating the equipment and establishing connectivity frequently creates cycle times of between two and six weeks from product shipment to installation at the customer’s site.

Our maintenance services ensure that customers benefit from the latest networked video technology through software upgrades and expedited repair and replacement services. Our customer support center provides voice and video call assistance to Avistar users and administrators throughout the world. On-site support is also available from each of our major regional offices for a separate fee. In addition, training for users is available onsite or at an Avistar facility, and for system administrators at an Avistar facility, on a for-fee basis.

Backlog

The estimated backlog of product orders believed to be firm was $87,000 at December 31, 2006 and $100,000 at December 31, 2005. We expect most of the orders as of December 31, 2006 will be shipped in the first quarter of 2007. Backlog is not necessarily indicative of past or future operating results.

Research and Development

We believe that strong system development capabilities are essential to our strategy. Our research and development efforts focus on enhancing our core technology, developing additional applications, addressing emerging technologies, standards and protocols, and engaging in patent generation activities. Our system development team consists of engineers and software developers with experience in video and data networking, voice communications, video and data compression, email and Internet technologies. We believe that our diverse technical expertise contributes to the highly integrated functionality of our system. Research and development expenses were $5.8 million in 2006, $3.5 million in 2005 and $2.6 million in 2004. We expect to devote a significant amount of our resources to research and development in the foreseeable future.

Manufacturing

We use contract manufacturers to produce and/or purchase components, and to perform some material assembly. Our operations staff develops manufacturing strategies and qualifies and audits manufacturing processes and suppliers. We work with our contract manufacturers to reduce manufacturing costs and to resolve quality control issues, as we perform the final assembly and testing of our products. We believe our manufacturing strategy enables us to utilize the capabilities of our contract manufacturers, while allowing us to focus on rapid system development and deployment, software architecture and development of video communication applications. We use third party, commercially available camera components, microphones, speakers and monitors for desktop and room systems, as well as third party compression and decompression components for our gateways.

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

Through Collaboration Properties, Inc., our wholly owned subsidiary we held 27 United States patents and 47 non-United States patents as of December 31, 2006. The patents that have been issued expire at varying dates between 2013 and 2018. In addition, numerous patent applications are pending in the United States and several other jurisdictions. Specifically, these patent applications, some of which relate to and claim priority from an application originally filed in 1993, include both method and apparatus claims. These patents and pending patent applications disclose and/or claim aspects of our analog or digital desktop video conferencing technology, video and multimedia storage technology for messaging and publishing, directory services, and public wide area networking access, switching and architecture. A portion of these technologies is currently utilized in our system. To date, CPI has focused on expanding our patent portfolio, expediting patent issuance and licensing of our patents to reinforce the adoption of our technology.

CPI seeks to license its broad portfolio of patents covering, among other areas, video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation. The broad suite of patents enables much of the functionality of our AvistarVOS application platform. Licenses to third parties may cover part or all of our patent portfolio. Examples of the many patented innovations in our portfolio include: the handling of decentralized video call endpoints, unshielded twisted pair video conferencing with data conferencing and desktop workstation echo cancellation.

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

Competition

The market for video collaboration products and systems is highly competitive. As a result of advances in technology, increases in communications capability and reductions in communications costs in the past several years, the market is now characterized by many competitors, rapidly changing technology, evolving user needs, developing industry standards and protocols and the frequent introduction of new products and services. Within the market for video collaboration products and systems, we compete primarily with Polycom, Inc., Tandberg ASA, Sony Corporation, Apple Inc., Radvision, Ltd., and Emblaze-VCON Ltd.

With increasing interest in the power of video collaboration and the establishment of communities of users, we face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Inc., Avaya, Inc., Nortel Networks Corporation, Microsoft Corporation, IBM Corporation and WebEx Communications, Inc., that enable web-based or network-based video communications with low-cost digital camera systems.

We believe that the principal factors affecting competition in our markets include:

•       product features, functionality and scalability;

•       product quality and performance;

•       product reliability and ease of use;

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

•       room-based point-to-point video communications products;

•       desktop video communications products;

•       broadcast video products;

•       video retrieval and viewing products;

•       desktop content creation products; and

•       web-based data collaboration products.

While a number of companies have marketed applications that enable users to use individual features similar to our system, we do not believe that any single competitor currently offers as comprehensive a set of functionality as our system provides. We believe these companies in many cases can also represent complementary opportunities to extend the reach of our system by potentially expanding the market for video networking.

We expect competition to increase significantly in the future from existing providers of specialized video communications products, voice over IP solution providers and companies as they enter our existing or future markets, possibly including major telephone companies or communications equipment providers. These companies may develop similar or substitute solutions, which may be less costly or provide better performance or functionality than our systems. A number of our existing and potential competitors have longer operating histories, significantly greater financial, marketing, service, support, technical and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our current or potential competitors have well-established relationships with our current and potential customers, and have extensive knowledge of our industry. It is possible that new competitors or alliances among competitors may emerge and acquire significant market share. To be successful, we must continue to respond promptly and effectively to the challenges of developing customer requirements, technological change and competitors’ innovations. Accordingly, we cannot predict what our relative competitive position will be as the market evolves for video collaboration products and services.

Employees

As of December 31, 2006, we had 88 employees, including personnel dedicated to research and development, customer service, including installation and support services, sales and marketing, and finance and administration. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing, and senior management personnel, none of whom are obligated to remain with us by an employment agreement. The loss of the services of one or more of our key employees could harm our business.

Executive Officers

Our officers and their ages as of December 31, 2006 were as follows:

Name	Age	Position
Gerald J. Burnett	64	Chairman of the Board and Chief Executive Officer
William L. Campbell	58	Vice Chairman, Chief Operating Officer and Secretary
Robert J. Habig	52	Chief Financial Officer
J. Chris Lauwers	45	Chief Technology and Product Officer
Anton F. Rodde	64	President, Collaboration Properties, Inc.
Gary Stager	54	Vice President, Engineering
Robert T. Garrigan	45	Vice President, Sales
Stephen F. Arisco	48	Vice President, Operations and Customer Support

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

J. Chris Lauwers has been our Chief Technology and Product Officer since August 2005. He served as Chief Technology Officer from March 2001 to 2005. He was our Vice President of Engineering from 1996 to 2001 and Director of Engineering from 1994 to 1996. He previously served as Principal Software Architect at Vicor Inc., a private e-business product solutions and engineering consulting company, from 1990 to 1994, and as a research associate at Olivetti Research Center from 1987 to 1990. Dr. Lauwers holds a B.S. in electrical engineering from the Katholieke Universiteit Leuven of Belgium. Dr. Lauwers also holds an M.S. and a Ph.D. in electrical engineering and computer science from Stanford University.

Anton F. Rodde has been the President of Collaboration Properties, Inc., since December 2003. Prior to joining CPI, he served as President and CEO of Western Data Systems, an ERP software company, from 1991 to 2002, as Group Vice President at Manugistics from 2002 to 2003, the company which acquired Western Data Systems, as President and General Manager of several subsidiaries of Teknekron Corporation, a technology incubator, from 1984 to 1991, as founder and President of Control Automation, a robotics company, from 1980 to 1984, and held a variety of technical and management positions at AT&T from 1970 to 1980. Dr. Rodde holds a B.S. in physics from Benedictine University and an M.S. and Ph.D. in physics from the Illinois Institute of Technology.

Gary Stager joined Avistar in December 2006 as Vice President of Engineering. From 2004 to 2006, Mr. Stager was Senior Vice President of Engineering and Operations for Exavio, Inc. in Santa Clara, California and Beijing, China, where he was responsible for the design, manufacture and support of Exavio’s networked storage products for digital media production and HPC applications. From 2001 to 2003, he served as VP of Engineering at Omneon Video Networks. Mr. Stager holds degrees in Electrical Engineering and Liberal Arts from the University of Florida.

Robert Garrigan joined Avistar in April 2005 as Vice President of Sales. Prior to joining Avistar, Mr. Garrigan was senior vice president of sales at The NewsMarket, Incorporated, a broadcast news distribution service delivering video content via an Internet-based platform from September 2004 to May 2005. From 2003 to 2004, Mr. Garrigan served as Senior Vice President of Sales at Thompson Financial in both the US and Europe and, from 1998 to 2001, Mr. Garrigan served as Executive Vice President of Sales and Business Development with IntraLinks in New York. Mr. Garrigan holds a B.A. in Economics from The State University of New York.

Stephen F. Arisco has been our Vice President of Operations and Customer Service since February 2000. He previously served as the Director of Operations and Customer Service of Avistar Systems from December 1997 to January 2000. From 1987 through December 1997, he was Director of Customer Service and Operations at TRW Financial Systems, Inc., a systems integration company. Mr. Arisco holds a B.S. in Business from the University of Phoenix, and an Executive MBA from Pepperdine University.

Item 1a.   Risk Factors

Factors Affecting Future Operating Results

We have incurred substantial losses in the past and may not be profitable in the future.

We incurred net losses of $8.1 million for 2006, $5.2 million for 2005 and $8.7 million for 2004. As of December 31, 2006, our accumulated deficit was $102.8 million. Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business and pursue licensing opportunities. As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional customers and licensees. If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable. If we do become profitable, as we did during the third quarter of 2006, we may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, if we fail to reach profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

Our market is in the early stages of development, and our system may not be widely accepted.

Our ability to achieve profitability depends in part on the widespread adoption of networked video communications systems and the sale and adoption of our video system in particular. If the market for our system fails to grow or grows more slowly than we anticipate, we may not be able to increase revenue or achieve profitability. The market for our system is relatively new and evolving. We have to devote substantial resources to educating prospective customers about the uses and benefits of our system. Our efforts to educate potential customers may not result in our system achieving broad market acceptance. In addition, businesses that have invested or may invest substantial resources in other video products may be reluctant or slow to adopt our system. Consequently, the conversion from traditional methods of communication to the extensive use of networked video may not occur as rapidly as we wish.

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

The international economic slowdown and the downturn in the investment banking industry that began in 2000 negatively affected our business, and a reoccurrence of a difficult economic environment may do so in the future. During this most recent economic downturn, the investment banking industry suffered a sharp decline, which caused many of our existing and potential customers to cancel or delay orders for our products. Although the U.S. economy has improved, our customers and potential customers may continue to delay ordering our products, and we could fall short of our revenue expectations for 2007 and beyond. Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had, and could in the future have, a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

Future revenues and income from settlement and licensing activities are difficult to predict for several reasons, including our lengthy and costly licensing cycle. Our failure to predict revenues and income accurately may cause us to miss analysts’ estimates and result in our stock price declining.

Because our licensing cycle is a lengthy process, the accurate prediction of future revenues and income from settlement and patent licensing from new licensees is difficult. The process of persuading companies to adopt our technologies or convincing them that their products infringe upon our intellectual property rights can be lengthy. There is also a tendency in the technology industry to close business deals at the end of a quarter, thereby increasing the likelihood that a possible material deal would not be concluded in a current quarter, but slip into a subsequent reporting period. This kind of delay may result in a given quarter’s performance being below analyst or shareholder expectations. The proceeds of our intellectual property licensing and enforcement efforts tend to be sporadic and difficult to predict. Recognition of such proceeds as revenue or income from settlement and licensing activities depends on the terms of the license agreement involved, and the circumstances surrounding the agreement. As a result, our licensing and enforcement efforts are expected to result in significant volatility in our quarterly and annual financial condition and results of operations, which may result in us missing investor expectations, which may cause our stock price to decline.

Since a majority of our product revenue has come from follow-on orders, our financial performance could be harmed if we fail to obtain follow-on orders in the future.

Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its utilization and resultant value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Excluding licensing revenue, product revenue generated from follow-on orders accounted for approximately 95% of our revenue in 2006, 99% in 2005 and 78% in 2004. Our future financial performance depends on successful initial installations of our system, and successful generation of follow-on orders as the Avistar network expands within a customer’s organization. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

Because we depend on a few customers for a majority of our product revenue, services revenue, and income from settlement and patent licensing, the loss of one or more of them could cause a significant decrease in our operating results.

We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank AG and their affiliates and UBS Warburg LLC and their affiliates. In 2006, these customers and Sony Corporation accounted for 83% of our total revenue. Deutsche Bank AG and their affiliates and UBS Warburg LLC and their affiliates accounted for 84% of our revenue for 2005. Deutsche Bank AG and their affiliates and UBS Warburg LLC and their affiliates accounted for 71% of our revenue for 2004. No other customers individually contributed greater than 10% of our total revenue for 2006, 2005 or 2004. As of December 31, 2006, three customers represented 44%, 20% and 20% of gross accounts receivable. As of December 31, 2005, three customers represented 48%, 32% and 17% of gross accounts receivable. As of December 31, 2004, approximately 81% of our accounts receivable were concentrated with one customer.

The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could cause our revenue to decline and our losses to increase. If we are unable to license our patent portfolio to additional parties on terms equal to or better than our agreements with Polycom prior to the completion of our amortization of the Polycom proceeds in 2009, our income from settlement and licensing will decline, which could cause our losses to increase. We currently depend on a limited number of customers with lengthy budgeting cycles and unpredictable buying patterns, and as a result, our revenue from quarter-to-quarter or year-to-year may be volatile. Adverse changes in our revenue or operating results as a result of these budgeting cycles or any other reduction in capital expenditures by our large customers could substantially reduce the trading price of our common stock.

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available on acceptable terms, could cause our business to suffer.

As of December 31, 2006, our accumulated deficit was $102.8 million. Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business and pursue licensing opportunities. As a result, we may need to arrange for the availability of additional funding in order to meet our future business requirements. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.

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

We recognize product and installation revenue upon the installation of our system in those cases where we are responsible for installation, which often entails working with sophisticated software and computing and communications systems. If we experience difficulties with installation or do not meet deadlines due to delays caused by our customers or ourselves, we could be required to devote more customer support, technical and other resources to a particular installation. If we encounter delays in installing our products for new or existing customers or installation requires significant amounts of our professional services support, our revenue recognition could be delayed, our costs could increase and our margins could suffer.

Competition could reduce our market share and decrease our revenue.

Currently, our competition comes from many other kinds of companies, including communication equipment, integrated solution, broadcast video and stand-alone point solution providers. Within the video-enabled network communications market, we compete primarily against Polycom, Tandberg ASA, Sony Corporation, Apple Inc., Radvision, Ltd. and Emblaze-VCON Ltd. With increasing interest in the power of video collaboration and the establishment of communities of users, we believe we face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Inc., Avaya, Inc., Microsoft Corporation, Nortel Networks Corporation and WebEx Communications, Inc., that enable web-based or network-based video communications with low-cost digital camera systems. The market in which we operate is highly competitive. In addition, because our industry is relatively new and one which is characterized by rapid technological change, evolving user needs, developing industry standards and protocols and the introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market.

We expect competition to increase in the future from existing competitors, partnerships of competitors, and from new market entrants with products that may be less expensive than ours, or that may provide better performance or additional features not currently provided by our products. Many of our current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements.

We may be required to reduce prices or increase spending in response to competition in order to retain or attract customers, pursue new market opportunities or invest in additional research and development efforts. As a result, our revenue, margins and market share may be harmed. We cannot assure you that we will be able to compete successfully against current and future competitors and partnerships of our competitors, or that competitive pressures faced by us will not harm our business, financial condition and results of operations.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights and we have been a party to such litigation. The prosecution and defense of these lawsuits where we are involved may require us and CPI to expend significant financial and managerial resources, and therefore may have a material negative impact on our financial position and results of operations. The duration and ultimate outcome of these proceedings are uncertain. We may be a party to additional litigation in the future, to protect our intellectual property or as a result of an alleged infringement of the intellectual property of others. These claims and any resulting lawsuit, could subject us to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

•       the likelihood that, if particular components or human resources were not available, we would suffer an interruption in the manufacture and shipment of our systems until these components or alternatives become available;

•       reduced control by us over the quality and cost of our system and over our ability to respond to unanticipated changes and increases in customer orders, and conversely, price changes from suppliers if committed volumes are not met;

•       the possible unavailability of, or interruption in, access to some technologies due to infringement claims, production/supply issues or other hindrances; and

•       the possible misappropriation of our source code through reverse engineering or other means by contract developers or other parties.

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

Failure to achieve or effectively manage growth will harm our business, financial condition and operating results. Furthermore, in order to remain competitive or to expand our business, we may find it necessary or desirable in the future to acquire other businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, to finance the acquisition or to integrate the acquired businesses, products or technologies into our existing business and operations. In addition, completing a potential acquisition and integrating an acquired business may strain our resources and require significant management time.

Our international operations expose us to potential tariffs and other trade barriers, unexpected changes in foreign regulatory requirements and laws and economic and political instability, as well as other risks that could adversely affect our results of operations.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 75% of total revenue for 2006, 63% for 2005 and 52% for 2004. Some of the risks we may encounter in conducting international business activities include the following:

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

Some of our products are subject to various federal, state and international laws governing substances and materials in products, including those restricting the presence of certain substances in electronics products. We could incur substantial costs, including fines and sanctions, or our products could be enjoined from entering certain jurisdictions, if we were to violate environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that apply to specified electronics products sold in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive). The ultimate costs under environmental laws and the timing of these costs are difficult to predict. Similar legislation has been or may be enacted in other regions, including in the United States, the cumulative impact of which could be significant.

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

For continued listing of our common stock on the NASDAQ Capital Market, we are required to, among other things (i) maintain stockholders’ equity of at least $2.5 million, or a market value of listed securities of at least $35 million, or annual net income from continuing operations of at least $500,000, and (ii) maintain a minimum closing bid price of our common stock of at least $1.00. If we do not meet the continued listing requirements, our common stock could be subject to delisting from trading on the NASDAQ Capital Market. There can be no assurance that we will continue to meet all requirements for continued listing on the NASDAQ Capital Market.

If we are unable to continue to list our common stock for trading on the NASDAQ Capital Market, there may be adverse impact on the market price and liquidity of our common stock, and our stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Delisting of our common stock from the NASDAQ Capital Market could also have a materially adverse effect on our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel. In addition, if we were unable to list our common stock for trading on NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

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

•       sales, or the perception in the market of possible sales, of a large number of shares of our common stock by our directors, officers, employees or principal stockholders; and

•       developments or disputes concerning patents or proprietary rights, or other events.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 63% of our common stock as of December 31, 2006. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

Changes in stock option accounting rules enacted have and will continue to adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, which may in turn adversely impact our stock price and our ability to attract and retain employees.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 123R (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. SFAS No. 123R allows for either a modified prospective recognition of compensation expense or retrospective recognition back to the original issuance of SFAS No. 123.

We adopted SFAS No. 123R in the first quarter of 2006 using the modified prospective method. We use the Black-Scholes-Merton model to estimate the fair value of share-based payments to employees, which is then amortized on a ratable basis over the requisite service period and adjusted for estimated forfeiture rates for executives and non-executives.

The pro forma impact of the adoption of SFAS No. 123 on our historical financial statements is included in the notes to the consolidated financial statements presented elsewhere in this Annual Report on Form 10-K. We expect to continue to grant stock options to employees. The impact of SFAS No. 123R had a material impact on our results of operations.

Item 1b.   Unresolved Staff Comments

None.

Item 2.   Properties

Our corporate headquarters are located in Redwood Shores, California, where we occupy approximately 17,000 square feet under a lease that expires in March 2007. We have leased new facilities in San Mateo, California for our corporate headquarters totaling approximately 22,000 square feet under a lease that begins February 2007 and expires in March 2012. We believe that our current leased facilities, together with facilities that are available to us or are being negotiated, will be sufficient to meet our needs for the next twelve months. In addition, we lease a combined total of approximately 11,000 square feet of office space in New York, New York, and London, England. As of December 31, 2006, approximately 2,000 square feet of our corporate headquarters was being utilized by CPI, our wholly-owned subsidiary.

Item 3.   Legal Proceedings

On May 11, 2005, CPI, our wholly-owned patent prosecution and licensing subsidiary, commenced a patent infringement lawsuit against Tandberg ASA and Tandberg, Inc., alleging that numerous Tandberg videoconferencing products infringe three patents held by CPI. The suit was filed in the United States District Court for the Northern District of California. The three patents involved were U.S. Patent Nos. 5,867,654; 5,896,500; and 6,212,547. Both of the Tandberg entities answered the complaint on July 15, 2005, at which time they asserted that they did not infringe the patents and that the patents were invalid and unenforceable.

On January 30, 2006, Tandberg Telecom AS, a wholly-owned subsidiary of Tandberg ASA, filed a patent infringement lawsuit against us and CPI in the United States District Court for the Eastern District of Texas. The suit alleged that our videoconferencing products infringe one patent purchased by Tandberg Telecom AS. The patent involved is U.S. Patent No. 6,621,515, which claims a method and system for routing video calls. We responded to the complaint on March 23, 2006, at which time we asserted that we did not infringe the patent, that the patent was invalid, and that the claim was without merit.

On February 15, 2007, we entered into a patent license agreement with Tandberg ASA, Tandberg AS and Tandberg, Inc. Under this agreement, CPI agreed to dismiss its infringement suit against Tandberg, Tandberg agreed to dismiss its infringement suit against us and CPI, and the companies agreed to cross-license each other’s patent portfolios. The agreement resulted in a payment to us from Tandberg in the amount of $12.0 million, of which $4.3 million was used by us to pay contingent legal fees we incurred in connection with the litigation.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the NASDAQ National Market from August 17, 2000 to October 29, 2002 and has traded on the NASDAQ Capital Market since October 30, 2002 under the symbol “AVSR.”  Prior to August 17, 2000, there was no public market for our common stock. The following table sets forth for the period indicated the high and low closing sale prices for our common stock, as reported by the NASDAQ Stock Market.

	Year Ended December 31, 2006		Year Ended December 31, 2005
	High	Low	High	Low
First Quarter	$1.79	$1.22	$2.53	$1.11
Second Quarter	$1.76	$1.25	$3.10	$2.08
Third Quarter	$1.81	$1.33	$2.50	$1.99
Fourth Quarter	$2.52	$1.44	$2.10	$1.52

On December 31, 2006, the last reported sale price of our common stock on the NASDAQ Capital Market was $1.81 per share. According to the records of our transfer agent, as of December 31, 2006 there were 76 holders of record of our common stock and we believe there are a substantially greater number of beneficial holders.

Dividend Policy

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by this Item is included under Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Avistar under the Securities Act of 1933, as amended or the Exchange Act. Set forth below is a line graph comparing the percentage change in the cumulative return to the holders of our common stock with the cumulative return of The NASDAQ Composite U.S. Index and a group of industry peers within the communications software infrastructure and video communications industries for the period commencing August 17, 2000 and ending on December 31, 2006. Returns for the indices are weighted based on market capitalization at the beginning of each fiscal year. Data for The NASDAQ Composite Index and the Peer Group assumes reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so. Our common stock was transferred from The NASDAQ Global Market to The NASDAQ Capital Market on October 30, 2002.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 12/31/01)

Total Return Analysis

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Avistar Communications Corp.	$100.00	$11.50	$76.00	$66.50	$77.01	$90.50
Peer Group	$100.00	$67.62	$118.95	$132.54	$137.28	$205.76
Nasdaq Composite	$100.00	$68.47	$102.72	$111.54	$113.07	$123.84

Source: CTA Integrated Communications www.ctaintegrated.com (303) 665-4200. Data from ReutersBRIDGE Data Networks

(1)          The above graph sets forth the cumulative total return to our stockholders during the period from August 17, 2000 to December 31, 2006. The graph assumes the investment on December 31, 2001 of $100 in our common stock, The NASDAQ Composite Index, and an Industry Peer Group. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

(2)          The Industry Peer Group consists of Webex Communications, Inc., RealNetworks Inc., Packeteer, Inc., and Radvision Ltd. Although the companies included in the industry peer group were selected because of similar industry characteristics, they are not entirely representative of our business.

Item 6.   Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto. The selected statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the selected balance sheet data as of December 31, 2006 and 2005 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the year ended December 31, 2003 and 2002 and the selected balance sheet data as of December 31, 2004, 2003 and 2002 is derived from our financial statements not included in the Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data) Restated(1)
Statements of Operations Data
Revenue:
Product	$4,528	$3,403	$3,121	$2,817	$4,430
Licensing	5,155	—	—	—	—
Services, maintenance and support	3,542	3,508	3,200	3,775	4,369
Total revenue	13,225	6,911	6,321	6,592	8,799
Costs and expenses:
Cost of product*	3,185	1,892	1,435	1,425	2,170
Cost of services, maintenance and support*	1,820	2,220	1,937	2,119	2,348
Income from settlement and patent licensing	(4,226)	(4,226)	(575)	—	—
Research and development*	5,753	3,544	2,588	2,432	3,731
Sales and marketing*	5,488	3,379	2,456	3,702	4,006
General and administrative*	9,682	5,697	6,956	6,038	4,600
Total costs and expenses	21,702	12,506	14,797	15,716	16,855
Loss from operations	(8,477)	(5,595)	(8,476)	(9,124)	(8,056)
Other income (expenses):
Interest income	299	537	118	44	269
Other income (expense), net	(2)	(94)	15	481	227
Total other income (expense), net	297	443	133	525	496
Loss before provision for (recovery from) income taxes	(8,180)	(5,152)	(8,343)	(8,599)	(7,560)
Provision for (recovery from) income taxes	(31)	22	363	20	18
Net loss	$(8,149)	$(5,174)	$(8,706)	$(8,619)	$(7,578)
Net loss per share—basic and diluted	$(0.24)	$(0.15)	$(0.27)	$(0.33)	$(0.30)
Weighted average shares used in calculating basic and diluted net loss per share	33,928	33,600	32,610	26,368	25,260
* Including stock-based compensation of:
Cost of product, services, maintenance and support revenue	$155	$—	$—	$15	$41
Research and development	618	—	—	12	32
Sales and marketing	497	—	—	104	278
General and administrative	764	100	24	4	7

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands) Restated(1)
Balance Sheet Data
Cash and cash equivalents	$7,854	$8,216	$21,656	$4,438	$4,783
Short-term investments	—	2,995	—	1,000	2,402
Working capital (deficit)	(2,575)	6,306	16,367	4,848	7,250
Total assets	14,699	20,358	30,408	8,228	10,400
Stockholders’ equity (deficit)	(9,949)	(4,158)	514	5,491	7,948

(1)          See Note 2 “Correction of an Error” of the Notes to Consolidated Financial Statements.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward looking statements. These risks and other factors include those listed under “Risk Factors” elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results.

Overview

We develop, market and support an integrated suite of vBusiness—video-enabled eBusiness—applications, all powered by the AvistarVOS application platform. From the desktop, we deliver high quality interactive video calling, content creation and publishing, broadcast origination and distribution, video-on-demand, and integrated data sharing. The Avistar video and data collaboration applications are all managed by the AvistarVOS software application. By integrating video tightly into the way they work, our customers can use our system to help reduce costs and improve productivity and communications within the enterprise and between enterprises, to enhance relationships with customers, suppliers and partners. Using AvistarVOS software and leveraging video, telephony and Internet networking standards, Avistar applications are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system directly to enterprises in selected strategic vertical markets, and have focused initially on the financial services industry. Our objective is to establish our technology as the standard for networked video through direct sales, indirect channel sales/partnerships and the licensing of our technology to others. We also seek to license our broad portfolio of patents covering, among other areas, video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of December 31, 2006, we held 74 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace.

Change in Accounting Treatment

In September 2005, we received a comment letter from the SEC relating to our 2004 Form 10-K, which included questions regarding our accounting for the November 2004 settlement and patent cross-license agreement with Polycom, Inc.. The settlement and patent cross-license agreement resulted in a $27.5 million one-time payment by Polycom, Inc. to us, and a payment by us to our own litigation counsel of $6.4 million in contingent legal fees. Our Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the three, six and nine months ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively, reported the one time payment by Polycom, Inc. as revenue, recognized ratably over a five-year period, net of contingent legal fees. As a result of the SEC’s inquiry as to whether the Polycom, Inc. transaction should be characterized as revenue and after discussions with the SEC, we concluded that a reclassification of license revenues from revenue to a component of operating expenses and reflected as “Income from settlement and patent licensing” was necessary for previously filed financial reports. The reclassification of the proceeds and expenses from the Polycom, Inc. settlement and patent cross-license agreement had no effect on reported net loss, loss per share, stockholders’ equity (deficit) or net cash flows from operating, investing or financing activities, but did have the effect of overstating revenues and operating expenses for previously issued interim and annual consolidated financial statements, as of and for the quarters and year-to-date periods ended December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005. In addition, the balance sheet as of December 31, 2004 was amended to reflect the gross effect of the $27.5 million payment by Polycom, Inc. to us, and the payment of $6.4 million of contingent legal fees by us, which was previously reported on a net basis as deferred revenue. Significant concentrations, revenue recognition, segment reporting footnotes and the unaudited interim results have been modified to reclassify the Polycom, Inc. proceeds from revenue to “Income from settlement and patent licensing,” to be consistent with the presentation of the net proceeds from the Polycom, Inc. settlement and patent cross-license agreement in the 2006 and 2005 Statements of Operations. The presentation within operations is supported by a determination that the Polycom, Inc. licensing transaction is central to the activities that constitute our ongoing major or central operations, but that the settlement may also contain a gain element related to the settlement, which is not considered revenue under the Financial Accounting Standards Board Concepts Statement No. 6, Elements of Financial Statements. We did not have sufficient historical evidence to support a reasonable determination of value for the purpose of segregating the transaction into revenue related to the patent licensing and an operating or non-operating gain upon settlement of litigation, resulting in the determination that the entire transaction is more appropriately classified as “Income from settlement and patent licensing” within operations, as opposed to revenue. See Note 2 “Correction of an error” of the Notes to Consolidated Financial Statements.

License Agreement with Sony Corporation

In July 2006, we entered into a Patent License Agreement with Sony Corporation and Sony Computer Entertainment, Inc.. Under the license agreement, CPI granted Sony Corporation and its subsidiaries a license to all of CPI’s patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. The license covers Sony’s video conferencing apparatus as well as other products, including video-enabled personal computer products and certain Sony Computer Entertainment, Inc. PlayStation products. As consideration for the licenses granted under the agreement, Sony Corporation agreed to make an upfront license payment of $5.0 million and Sony Computer Entertainment, Inc. has agreed to make future royalty payments relating to the sale, in certain countries, of certain Sony Computer Entertainment, Inc. products. The $5.0 million upfront payment was recognized by us as licensing revenue in the three month period ended September 30, 2006 and future royalty payments, if any, will be recognized as they occur in accordance with Statement of Position (“SOP”)  97-2, Software Revenue Recognition (“SOP 97-2”).

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

•       Stock based compensation;

•       Valuation of accounts receivable; and

•       Valuation of inventories.

Revenue Recognition

We derive product revenue from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. We also derive revenue from fees for installation, maintenance, support, training services and software development. In addition, we derive revenue from the licensing of our intellectual property portfolio. In 2006, we licensed all of CPI’s patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing to Sony Corporation and Sony Computer Entertainment, Inc. Product revenue as a percentage of total revenue was 34%, 49% and 49% for 2006, 2005 and 2004, respectively.

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

Arrangements that include multiple product and service elements may include software and hardware products, as well as installation services, post-contract customer support and training. Pursuant to SOP 97-2, we recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. We apply these criteria as discussed below:

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

We also derive revenue from the licensing of our intellectual property portfolio. We recognize revenue from the licensing of our intellectual property portfolio according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to our intellectual property is granted after the commencement of litigation proceedings between us and the licensee, the proceeds of such transaction are recognized as licensing revenue by us only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues consistent with Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6, Elements of Financial Statements. As of December 31, 2006, these criteria for recognizing license revenue following the commencement of litigation had not been met.

To date, a significant portion of our revenue has resulted from sales to a limited number of customers. For 2006, we recorded revenue of approximately $10.9 million, or 83% of total revenue from Sony Corporation and Sony Computer Entertainment, Inc, Deutsche Bank AG and their affiliates, and UBS Warburg LLC and their affiliates, each of whom accounted for greater than 10% of our total revenue. For 2005, we recorded revenue of approximately $5.8 million, or 84% of total revenue, from Deutsche Bank AG and their affiliates, and UBS Warburg LLC and their affiliates, each of whom accounted for greater than 10% of our total revenue. For 2004, we recorded revenue of approximately $4.5 million, or 71% of total revenue, from Deutsche Bank AG and their affiliates and UBS Warburg LLC and their affiliates, each of whom accounted for greater than 10% of our total revenue for 2004. We anticipate that our revenue, and therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers. As a result, the loss of or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 75% of total revenue for 2006, 63% for 2005 and 52% for 2004.

Income from Settlement and Patent Licensing

We recognize the proceeds from settlement and patent licensing agreements based on the terms involved. When litigation has been filed prior to a settlement and patent licensing agreement, and insufficient historical evidence exists for the determination of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, we report all proceeds in “income from settlement and patent licensing” within operating costs and expenses. The gain portion of the proceeds, when sufficient historical evidence exists to segregate the proceeds, would be reported in other income according to SFAS No. 5, Accounting for Contingencies. To date, all proceeds from settlement and patent licensing agreements entered into following the commencement of litigation have been reported as income from settlement and patent licensing. When a patent license agreement is entered into prior to the commencement of litigation, we report the proceeds of such transaction as licensing revenue in the period in which such proceeds are received, subject to the revenue recognition criteria described above.

Stock Based Compensation

We adopted SFAS No. 123R effective January 1, 2006. SFAS No. 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates,

particularly surrounding Black-Scholes-Merton assumptions such as stock price volatility and expected option terms, as well as expected option forfeiture rates used to value equity-based compensation. There is little experience or guidance with respect to developing these assumptions and models for nontransferable options. SFAS No. 123R requires the recognition of the fair value of stock compensation in net income (loss). We incurred $1.9 million, or $0.06 earnings per share in employee stock-based compensation expense in 2006 due to adoption of SFAS No. 123R, all of which was recorded to net loss in 2006. We received no tax benefit in the year ended 2006 due a full valuation allowance against the tax benefits of the stock-based compensation. Refer to Notes 3 and 8 in the Notes to our Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information.

In November 2005, the FASB issued FASB Staff Position SFAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123R. SFAS No. 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123R, otherwise know as the “APIC Pool”, assuming the company had been following the recognition provisions prescribed by SFAS No. 123. We have elected to use the shortcut method under FASB Staff Position SFAS No. 123R-3 to calculate our APIC Pool.

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends, and the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts were to be understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of December 31, 2006, three customers represented 44%, 20% and 20% of our gross accounts receivable balance. As of December 31, 2005, three customers represented 48%, 32% and 17% of our gross accounts receivable balance.

Valuation of Inventories

We record a provision for obsolete or excess inventory for systems and components that are no longer manufactured, or are at risk of being replaced with new versions of our product. In determining the allowance for obsolete or excess inventory, we look at our forecasted demand versus quantities on hand and commitments. Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, provision for purchase commitments and charges against earnings may be required, which would negatively affect our operating results for such period.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue
	Year Ended December 31,
	2006	2005	2004
			Restated(1)
Revenue:
Product	34%	49%	49%
Licensing	39	—	—
Services, maintenance and support	27	51	51
Total revenue	100	100	100
Costs and expenses:
Cost of product	24	28	23
Cost of services, maintenance and support	14	32	30
Income from settlement and patent licensing	(32)	(61)	(9)
Research and development	44	51	41
Sales and marketing	41	49	39
General and administrative	73	82	110
Total costs and expenses	164	181	234
Loss from operations	(64)	(81)	(134)
Other income (expense):
Interest income	2	8	2
Other income (expense), net	—	(2)	—
Total other income, net	2	6	2
Loss before provision for (recovery from) income taxes	(62)	(75)	(132)
Provision for (recovery from) income taxes	—	—	6
Net loss	(62)%	(75)%	(138)%

(1)          See Note 2 “Correction of an Error” of the Notes to Consolidated Financial Statements.

COMPARISON OF 2006 AND 2005

Revenue

Total revenue increased by 91% in 2006 to $13.2 million from $6.9 million for 2005. The increase in total revenue in 2006 relative to 2005 was primarily due to the licensing revenue of $5.2 million from Sony Corporation, Sony Computer Entertainment, Inc. and others, compared to no license revenue in 2005. The proceeds of our intellectual property licensing efforts tend to be sporadic and difficult to predict, which is expected to continue to contribute to the volatility of our financial condition and operating results. Product revenue increased by $1.1 million, or 33%, to $4.5 million in 2006 from $3.4 million in 2005, due primarily to additional sales to our existing customer base. Services, maintenance and support revenue totaled $3.5 million in 2006 and 2005. In 2006, three customers accounted for 83% of our revenue as compared to 2005 when two customers accounted for 84% of our revenue. The level of sales to any customer may vary from quarter to quarter and year to year. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future; although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period. The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

Cost of Revenue

Total cost of revenue increased by 22% in 2006 to $5.0 million from $4.1 million for 2005. The increase in total cost of revenue in 2006 relative to 2005 was attributable to increased personnel utilized to support our maintenance and services offerings and additional product costs related to increased product sales. We expect cost of revenue to vary in the future based on the future mix of product revenues between hardware and software and the mix of services revenues.

Income from Settlement and Patent Licensing

Income from settlement and patent licensing was $4.2 million in 2006 and 2005, reflecting a full year of amortization of income associated with the Polycom, Inc. settlement and patent cross-license agreement.

Operating Expenses

Research and development.   Research and development expenses increased by 62% in 2006 to $5.8 million from $3.5 million in 2005. The increase in research and development expenses in 2006 relative to 2005 was due to the hiring of new employees focused on research and development projects in 2006, the use of external labor to augment our internal development capacities, and stock-based compensation of $618,000. There was no stock-based compensation recorded in 2005. Research and development projects associated with customer funded development are expensed to cost of sales in the period in which they are incurred. Research and development expenses in 2007 are expected to increase due to additional hiring of software engineering personnel required to execute our 2007 research and development  programs.

Sales and marketing.   Sales and marketing expenses increased by 62% in 2006 to $5.5 million from $3.4 million in 2005. The increase in sales and marketing expenses in 2006 relative to 2005 was due to the hiring of additional sales and marketing personnel and stock-based compensation of $497,000. There was no stock-based compensation recorded in 2005. Sales and marketing expenses in 2007 are expected to increase due to additional hiring of personnel required to execute our 2007 sales programs.

General and administrative.   General and administrative expenses increased by 70% in 2006 to $9.7 million from $5.7 million in 2005. The increase in general and administrative expenses in 2006 relative to 2005 was due primarily to an increase in legal fees associated with the litigation with Tandberg, which concluded in a patent license agreement on February 15, 2007, and stock-based compensation of $764,000

compared to $100,000 in 2005    General and administrative expenses in 2007 are expected to decrease due to decreased litigation activity.

Other income, net.   Other income, net decreased by 33% in 2006 to $297,000 from $443,000 in 2005. The decrease in other income, net in 2006 relative to 2005 was due primarily to the effect of reduced interest payments on lower levels of deposited cash, cash equivalents, and short and long term investments in 2006, offset by higher short-term interest rates.

Provision for (recovery from) income taxes.   Provision for (recovery from) income taxes decreased to a $31,000 recovery in 2006, from an expense of $22,000 in 2005 due to the recovery of $53,000 in 2006 of tax overpayments made in 2004, offset by foreign tax expenses of $22,000 in 2006.

COMPARISON OF 2005 AND 2004

Revenue

Total revenue increased by 9% in 2005 to $6.9 million from $6.3 million for 2004. The increase in total revenue in 2005 relative to 2004 was due to increases in product and services, maintenance and support revenues. Product revenue increased by $282,000 to $3.4 million in 2005 from $3.1 million in 2004, due primarily to additional sales to our existing customer base. Services, maintenance and support revenue increased by $308,000 to $3.5 million in 2005 from $3.2 million in 2004, due primarily to new services provided primarily to our existing customer base. In 2005, two customers accounted for 84% of our revenue.

Cost of Revenue

Total cost of revenue increased by 22% in 2005 to $4.1 million from $3.4 million for 2004. The increase in total cost of revenue in 2005 relative to 2004 was attributable to increased personnel utilized to support our maintenance and services offerings, and a shift among our existing customer base from the purchase of software offerings with no cost of revenue to more hardware-focused offerings with cost of revenue.

Income from Settlement and Patent Licensing

Income from settlement and patent licensing  increased by $3.7 million to $4.2 million in 2005 from $575,000 in 2004, due to a full year of amortization in 2005 of income associated with the Polycom, Inc. settlement and patent cross-license agreement.

Operating Expenses

Research and development.   Research and development expenses increased by 37% in 2005 to $3.5 million from $2.6 million in 2004. The increase in research and development expenses in 2005 relative to 2004 was due to the hiring of new employees focused on research and development projects in 2005.

Sales and marketing.   Sales and marketing expenses increased by 38% in 2005 to $3.4 million from $2.5 million in 2004. The increase in sales and marketing expenses in 2005 relative to 2004 was due to the hiring of additional sales and marketing personnel.

General and administrative.   General and administrative expenses decreased by 18% in 2005 to $5.7 million from $7.0 million in 2004. The decrease in general and administrative expenses in 2005 relative to 2004 was due primarily to a decrease in legal fees associated with our litigation with Polycom, Inc., which was concluded through a settlement and patent cross-licensing agreement signed on November 12, 2004.

Other income, net.   Other income, net increased by 233% in 2005 to $443,000 from $133,000 in 2004. The increase in other income, net in 2005 relative to 2004 was due primarily to the effect of higher short-

term interest rates and higher levels of cash, cash equivalents and short and long-term investments in 2005 versus 2004, resulting in a 355% increase in interest income to $537,000 in 2005, from $118,000 in 2004.

Provision for income taxes.   Provision for income taxes decreased to $22,000 in 2005, from $363,000 in 2004 due to the lack of  US taxes being due as a result of taxable losses in 2005. The provision for income taxes in 2004 of $363,000 was due primarily to federal, state and foreign income taxes due as a result of taxable income generated by the settlement and cross-license patent agreement with Polycom, Inc. signed on November 12, 2004. The net $21.1 million license fee paid to us by Polycom, Inc. was deferred for financial reporting purposes, to be recognized as income from settlement and patent licensing ratably over the five year period beginning November 12, 2004. For tax reporting purposes, the $21.1 million license fee was accounted for as taxable income in 2004, thus generating a federal and state tax liability, net of utilization of our net operating losses and tax credits.

Liquidity and Capital Resources

We have funded our operations since inception primarily from product and services revenue, the net proceeds of $31.3 million from our August 2000 initial public offering of common stock, lines of credit with related parties and financial institutions, the proceeds of approximately $5.7 million and $3.6 million from the private sale of our common stock in October 2003 and March 2004, respectively, the net proceeds of approximately $21.1 million from the settlement and patent cross-license agreement signed with Polycom, Inc. on November 12, 2004 and approximately $5.0 million from the license agreement signed with Sony Corporation and Sony Computer Entertainment, Inc. in July 2006.

We had cash, cash equivalents and short and long term investments of $7.9 million as of December 31, 2006 and cash, cash equivalents and short and long-term investments of $12.2 million as of December 31, 2005. For 2006, we had a net decrease in cash, cash equivalents and short and long-term investments of $4.3 million resulting primarily from a net loss from operations of $8.1 million, and a net decrease in deferred income from settlement and patent licensing and other, deferred services revenue and deposits and deferred settlement and patent licensing costs of $2.9 million partially offset by $3.0 million drawn on a line of credit, and $2.0 million in non-cash stock-based compensation, and a $1.3 million increase in net accounts payable, accrued liabilities and other.

We had cash and cash equivalents of $7.9 million as of December 31, 2006 and $8.2 million as of December 31, 2005. For 2006, we had a net cash outflow of $362,000 resulting primarily from net cash outflows from operations of $7.3 million, net cash inflows from investing activities of $3.7 million and net cash inflows from financing activities of $3.3 million. The net cash outflows from operations were primarily due to a net loss of $8.1 million, a decrease in deferred income from settlement and patent licensing and other of $5.5 million, partially offset by non-cash expenses of $2.4 million associated with the expensing of stock-based compensation and depreciation, a decrease in deferred settlement and patenting licensing costs of $1.3 million, an increase in deferred services revenue and customer deposits of $1.3 million, and an increase in account payable, accrued liabilities and other of $1.3 million. The net cash inflows from investing were due to $4.0 million in short and long-term investments that matured in 2006 offset by the purchase of $290,000 of property and equipment. The net cash inflows from financing activities were due to $3.0 million drawn on our line of credit and $312,000 from the issuance of common stock through our employee stock purchase plan and stock option plans.

We had cash and cash equivalents of $8.2 million as of December 31, 2005 and $21.7 million as of December 31, 2004. For 2005, we had a net cash outflow of $13.4 million resulting primarily from net cash outflows from operations of $9.5 million and net cash outflows from investing activities of $4.4 million. The net cash outflows from operations were primarily due to a net loss of $5.2 million, a decrease in deferred income from settlement and patent licensing of $5.4 million and an increase in accounts receivable of $641,000, partially offset by a decrease in deferred costs from settlement and patenting licensing of $1.3 million and non cash expenses of $472,000. The net cash outflows from investing were due to $4.0 million in purchases of short and long-term investments and the purchase of $392,000 of property and equipment. The net cash inflows from financing activities were due to $414,000 in proceeds from the issuance of common stock.

We had cash and cash equivalents of $21.7 million as of December 31, 2004. For 2004, we had a net cash inflow of $17.2 million resulting primarily from net cash proceeds from the issuance of common stock of $3.7 million and net cash provided by operations of $12.7 million. The net cash proceeds from the issuance of common stock were primarily due to the private sale of 3,000,000 shares of our common stock to Fuller & Thaler Avalanche Fund, L.P. and Fuller & Thaler Behavioral Finance Fund, Ltd. in March 2004. The price per share of this transaction was $1.20, resulting in net proceeds of this private financing, after deducting expenses of the financing, of $3.6 million. The net cash provided by operations primarily reflected an increase in deferred income from settlement and patent licensing of $26.8 million as a result of the settlement and patent cross-license agreement signed with Polycom, Inc. on November 12, 2004, offset by a net loss of $8.7 million and an increase in deferred costs from settlement and patent licensing of $6.2 million.

Expenditures for property and equipment in 2006 were approximately $290,000. At December 31, 2006, we did not have any material commitments for future capital expenditures. We anticipate spending approximately $1.0 million in capital expenditures during the next 12 months.

The following table summarizes our known contractual obligations and commitments as of December 31, 2006 (in thousands) for the periods presented.

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations
Operating Lease Obligations	$7,317	$1,091	$2,379	$2,038	$1,809
Purchase Obligations	927	248	679	—	—
Total	$8,244	$1,339	$3,058	$2,038	$1,809

On March 26, 2004, we completed the private sale of a total of 3,000,000 shares of our common stock to Fuller & Thaler Avalanche Fund, L.P. and Fuller & Thaler Behavioral Finance Fund, Ltd. at a price per share of $1.20. The net proceeds of this private financing after deducting expenses of the financing were approximately $3.6 million.

On November 12, 2004, we entered into settlement and patent cross-license agreement with Polycom, Inc. Under this agreement, CPI agreed to dismiss, with prejudice, its infringement suit against Polycom, Inc. and both companies agreed to cross-license each other’s patent portfolios. The original litigation was initiated in September 2002, in the Federal District Court for the Northern District of California and involved the following CPI patents: U.S. Patent Nos. 5,867,654; 5,896,500; 6,212,547; and 6,343,314. The agreement resulted in a payment, net of legal fees, to us from Polycom, Inc. in the amount of $21.1 million.

In July 2006, we entered into a Patent License Agreement with Sony Corporation and Sony Computer Entertainment, Inc.. Under the license agreement, CPI granted Sony Corporation and its subsidiaries a license to all of CPI’s patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. As consideration for the licenses granted under the agreement, Sony Corporation agreed to make an upfront license payment of $5.0 million and Sony Computer Entertainment, Inc. has agreed to make future royalty payments relating to the sale, in certain countries, of certain SCEI products.

On December 23, 2006, we entered into a Revolving Credit and Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit. The agreement includes a first priority security interest in all of our assets. Gerald Burnett, our Chairman and Chief Executive Officer, provided a collateralized guarantee to the financial institution, assuring payment of our obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility. The line of credit requires monthly interest-only payments based on LIBOR plus 0.75%, or 6.1% at December 31, 2006 or Prime Rate minus 2.0%, or 6.3% at December 31, 2006. On December 28, 2006, we borrowed $3.0 million under the revolving line of credit. The Revolving Credit and Promissory Note expires on December 23, 2007, and is subject to annual renewal.

On February 15, 2007, we entered into a patent license agreement with Tandberg ASA, Tandberg AS and Tandberg, Inc. Under this agreement, CPI agreed to dismiss, with prejudice, its infringement suit against Tandberg and both companies agreed to cross-license each other’s patent portfolios. The original litigation was initiated in May 2005, in the Federal District Court for the Northern District of California and involved the following CPI patents: U.S. Patent Nos. 5,867,654; 5,896,500 and 6,212,547. The agreement resulted in a payment to us from Tandberg in the amount of $12.0 million, $4.3 million of which was used by us to pay our contingent legal fees associated with the Tandberg litigation.

We currently believe that existing cash and cash equivalents balances will provide us with sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of product, services and licensing revenue, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs and proceeds involved in maintaining and enforcing patent claims and other intellectual property rights, all of which may impact our ability to achieve and maintain profitability. From time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional debt or equity financing arrangements may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force issued EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”), which clarifies diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. We are currently assessing the impact, if any, that the adoption of this EITF will have on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN No. 48”), which became effective for us on January 1, 2007. This interpretation clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN No. 48, a company will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. This accounting interpretation also provides guidance on measurement methodology, derecognition thresholds, financial statement classification and disclosures, interest and penalties recognition, and accounting for the cumulative-effect adjustment. The new interpretation is intended to provide better financial statement comparability among companies.

Required annual disclosures include a tabular reconciliation of unrecognized tax benefits at the beginning and end of the period; the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate; the amounts of interest and penalties recognized in the financial statements; any expected significant impacts from unrecognized tax benefits on the financial statements over the subsequent 12-month reporting period; and a description of the tax years remaining to be examined in major tax jurisdictions. FIN No. 48 is effective for fiscal years beginning on or after December 15, 2006. We are currently assessing the impact, if any, that the adoption of FIN No. 48 will have on our financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS No.157”), which will become effective for us on January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to us from the adoption of FAS No.157 in 2008 will depend on our assets and liabilities at that time that they are required to be measured at fair value.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) SAB No. 108. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No.108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of the 2006 year with the offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The application of SAB No. 108 did not have any impact on our consolidated balance sheets, statements of operations, or statements of equity (deficit) for 2006, 2005 or 2004.

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk

We develop products primarily in the United States, and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 75%, 63% and 52% of total revenue for the years ended 2006, 2005 and 2004, respectively. As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our cash equivalents are invested in money market funds or securities.

Cash and Cash Equivalents and Short and Long-Term Investments

Cash equivalents consist primarily of securities and money market funds acquired with remaining maturity periods of three months or less, and are stated at cost, plus accrued interest that approximates market value. We would not expect our operating results or cash flow to be significantly impacted by the effect of sudden changes in market interest rates given the nature of our short-term investments.

The following table provides information about our investment portfolio. For investment securities, the table presents cash and cash equivalents and short-term investments and related weighted average interest rates by category at December 31, 2006.

	Amounts	Weighted Average Interest Rate
	(in thousands)
Description
Cash and cash equivalents and short-term investments:
Cash	$4,224	—
Commercial Paper (average 22 remaining days to maturity)	3,630	5.29%
Total cash and cash equivalents at December 31, 2006	$7,854

Item 8.   Financial Statements and Supplementary Data

Our consolidated financial statements and Reports of Independent Registered Public Accounting Firms appear on pages F-1 through F-30 of this Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a.   Controls and Procedures

(a)  Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b) Changes in internal control over financial reporting: There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.   Other Information

None

PART III

Item 10.   Directors, Executive Officers of the Registrant and Corporate Governance Matters

The information required by this item is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006, pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business—Executive Officers,” and certain other information required by this item is incorporated by reference from the sections captioned “Principal Stockholders” contained in our Proxy Statement.

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

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to the section captioned “Executive Compensation and Other Matters” contained in our Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the sections captioned “Principal Stockholders”,  “Executive Compensation and Other Matters” and “Certain Transactions” contained in our Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	8,888,722 (1)	$2.87	3,567,433 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	8,888,722	$2.87	3,567,433

(1)          This number reflects the number of shares to be issued upon exercise of outstanding options under our 2000 Director Option Plan (“Director Plan”), the 1997 Stock Option Plan (the “1997 Plan”) and the 2000 Stock Option Plan (the “2000 Option Plan”). This number excludes purchase rights accruing under the Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during six month offering periods.. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of our Common Stock at either the first day of each offering period or the date of purchase.

(2)          Includes 1,858,643 shares available for issuance under the 2000 Option Plan, 230,750 shares available for issuance under the Director Plan and 1,478,040 shares available for issuance under the Purchase Plan. No securities are available for future issuance under the 1997 Plan. The 2000 Option Plan provides for an annual increase in the number of shares of Common Stock reserved for issuance thereunder on the first day of our fiscal year in an amount equal to the lesser of (x) 1,200,000 shares, (y) 4% of the outstanding shares of Avistar as of the last day of the prior fiscal year or (z) such lesser amount as determined by the Board. The Director Plan currently provides for an annual increase to the number of shares reserved thereunder on the first day of Avistar’s fiscal year equal to the lesser of (x) 175,000 shares, (y) 1% of the outstanding shares of our Common Stock on such date or (z) such amount as determined by the Board. The Purchase Plan provides for an annual increase in the number of shares of Common Stock reserved thereunder on the first day of our fiscal year in an amount equal to the lesser of (x) 900,000 shares, (y) 3% of our outstanding shares on the last day of the prior fiscal year or (z) such amount as determined by the Board. Under the terms of the Plans, on January 1, 2006, 1,200,000 and 175,000 shares were added to the 2000 Option Plan and the Director Plan, respectively. No shares were added to the Purchase Plan on January 1, 2006.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Proposal One—Election of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in our Proxy Statement.

Item 14.   Principal Accountant Fees and Services

The information required by this section is incorporated by reference from the information in the section entitled “Ratification of Appointment of Independent Accountants” in our Proxy Statement.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are incorporated by reference in Item 8 of this Annual Report:

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves (see page S-1)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3) Exhibits

3.2(1)	Restated Certificate of Incorporation
3.3(11)	Bylaws of Avistar Communications Corporation
4.1(1)	Specimen Certificate evidencing shares of Common Stock
10.1(1)	1997 Stock Option Plan, as amended*
10.1.1(1)	1997 Stock Option Plan Form of Stock Option Agreement*
10.2(1)	2000 Stock Option Plan, as amended*
10.3(12)	2000 Director Option Plan, as amended*
10.4(1)	Form of Director Option Agreement*
10.5(4)	2000 Employee Stock Purchase Program, as amended*
10.6(1)	Form of Indemnification Agreement*
10.7(6)	Settlement Agreement and Release between the Registrant and R. Stephen Heinrichs dated April 26, 2001*
10.8(8)	Office Lease Agreement between CA-Twin Dolphin Plaza Limited Partnership and the Registrant dated July 30, 2003
10.9(8)	Common Stock Purchase Agreement by and among the Registrant and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust, Grady Burnett and Wendolyn Hearn dated October 15, 2003
10.10(10)	Stock Purchase Agreement among the Registrant, Fuller & Thaler Behavioral Finance Fund, Ltd. and Fuller & Thaler Avalanche Fund, L.P. dated March 23, 2004

10.11(11)	Settlement Agreement among the Registrant, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004
10.12(12)†	Patent Cross-License Agreement Among the Company, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004
10.13(4)†	Patent License Agreement dated May 15, 2006 among the Registrant, Collaboration Properties, Inc., Sony Corporation and Sony Computer Entertainment, Inc.
10.14	Revolving Credit Promissory Note dated December 26, 2006 issued by the Registrant to JPMorgan Chase Bank, N.A.
10.15	Collateral Agreement between the Registrant and JPMorgan Chase Bank, N.A. dated December 23, 2006
10.16	Security Agreement between the Registrant and JPMorgan Chase Bank, N.A. dated December 23, 2006
10.17	Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 23, 2006
10.18	Form of Note Sale Agreement among Gerald J. Burnett, The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust and JPMorgan Chase Bank, N.A.
10.19	Lease Agreement among the Registrant and Crossroads Associates and Clocktower Associates dated December 1, 2006
21.1(7)	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm: Burr, Pilger & Mayer LLP
23.2	Consent of Independent Registered Public Accounting Firm: KPMG LLP
24.1	Power of Attorney (see page 56)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(2)          Reserved.

(3)          Reserved.

(4)          Filed as an exhibit to the Registrant’s Quarterly Report on Form  10-Q for the three months ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006.

(5)          Reserved.

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

(9)          Reserved.

(10) Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 11, 2004.

(11) Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.

(12) Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTAR COMMUNICATIONS CORPORATION
	By:	/s/ GERALD J. BURNETT
Gerald J. Burnett
Chief Executive
Officer and Chairman
Date: March 22, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerald J. Burnett and Robert J. Habig, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post- effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ GERALD J. BURNETT	Chief Executive Officer and Chairman	March 22, 2007
Gerald J. Burnett	(Principal Executive Officer)
/s/ ROBERT J. HABIG	Chief Financial Officer (Principal	March 22, 2007
Robert J. Habig	Financial and Accounting Officer)
/s/ WILLIAM L. CAMPBELL	Executive Vice President, Chief Operating	March 22, 2007
William L. Campbell	Officer and Director
/s/ CRAIG F. HEIMARK	Director	March 22, 2007
Craig F. Heimark
/s/ R. STEPHEN HEINRICHS	Director	March 22, 2007
R. Stephen Heinrichs
/s/ ROBERT P. LATTA	Director	March 22, 2007
Robert P. Latta
/s/ ROBERT M. METCALFE	Director	March 22, 2007
Robert M. Metcalfe
/s/ JAMES W. ZEIGON	Director	March 22, 2007
James W. Zeigon

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Avistar Communications Corporation

We have audited the accompanying consolidated balance sheets of Avistar Communications Corporation and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the related financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avistar Communications Corporation and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of  the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123(R), Share Based Payment, applying the modified prospective method.

/s/ Burr, Pilger & Mayer LLP
Palo Alto, California
March 19, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Avistar Communications Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Avistar Communications Corporation and subsidiaries for the year ended December 31, 2004. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended December 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Avistar Communications Corporation and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 2004, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated statements of operations and cash flows of Avistar Communications Corporation and subsidiaries for the year ended December 31, 2004 have been restated.

/s/ KPMG LLP
Mountain View, California
January 28, 2005, except as to
Note 2, which is as of April 26, 2006

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2006 and 2005
(in thousands, except share and per share data)

	December 31, 2006	December 31, 2005
Assets:
Current assets:
Cash and cash equivalents	$7,854	$8,216
Short-term investments	—	2,995
Accounts receivable, net of allowance for doubtful accounts of $51 and $121 at December 31, 2006 and 2005, respectively	1,409	1,428
Inventories, including inventory shipped to customers’ sites, not yet installed of $70 and $28 at December 31, 2006 and 2005, respectively	712	675
Deferred settlement and patent licensing costs	1,256	1,256
Prepaid expenses and other current assets	534	463
Total current assets	11,765	15,033
Long-term investments	—	958
Property and equipment, net	256	311
Long-term deferred settlement and patent licensing costs	2,391	3,685
Other assets	287	371
Total assets	$14,699	$20,358
Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Line of credit	$3,000	—
Accounts payable	1,578	$1,004
Deferred income from settlement and patent licensing	5,520	5,520
Deferred services revenue and customer deposits	1,979	712
Accrued liabilities and other	2,263	1,491
Total current liabilities	14,340	8,727
Long-term liabilities:
Long-term deferred income from settlement and patent licensing	10,308	15,789
Total liabilities	24,648	24,516
Commitments and contingencies (Notes 5 and 9)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at December 31, 2006 and 2005; 35,219,768 and 34,939,124 shares issued at December 31, 2006 and 2005, respectively	35	35
Less: treasury common stock, 1,181,625 shares at December 31, 2006 and 2005, at cost	(53)	(53)
Additional paid-in-capital	92,865	90,519
Other comprehensive loss	—	(12)
Accumulated deficit	(102,796)	(94,647)
Total stockholders’ equity (deficit)	(9,949)	(4,158)
Total liabilities and stockholders’ equity (deficit)	$14,699	$20,358

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
			Restated(1)
Revenue:
Product	$4,528	$3,403	$3,121
Licensing	5,155	—	—
Services, maintenance and support	3,542	3,508	3,200
Total revenue	13,225	6,911	6,321
Costs and expenses:
Cost of product revenues*	3,185	1,892	1,435
Cost of services, maintenance and support revenues*	1,820	2,220	1,937
Income from settlement and patent licensing	(4,226)	(4,226)	(575)
Research and development*	5,753	3,544	2,588
Sales and marketing*	5,488	3,379	2,456
General and administrative*	9,682	5,697	6,956
Total costs and expenses	21,702	12,506	14,797
Loss from operations	(8,477)	(5,595)	(8,476)
Other income (expense):
Interest income	299	537	118
Other income (expense), net	(2)	(94)	15
Total other income, net	297	443	133
Loss before provision for (recovery from) income taxes	(8,180)	(5,152)	(8,343)
Provision for (recovery from) income taxes	(31)	22	363
Net loss	$(8,149)	$(5,174)	$(8,706)
Net loss per share—basic and diluted	$(0.24)	$(0.15)	$(0.27)
Weighted average shares used in calculating basic and diluted net loss per share	33,928	33,600	32,610

* Including stock-based compensation of:
Cost of product, services, maintenance and support revenue	$155	$—	$—
Research and development	618	—	—
Sales and marketing	497	—	—
General and administrative	764	100	24

(1)          See Note 2 “Correction of an Error” of the Notes to Consolidated Financial Statements

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the years ended December 31, 2006, 2005 and 2004
(in thousands, except share amounts)

					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	shares	amount	shares	amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2003	31,390,383	$31	1,179,625	$(51)	$86,278	$—	$(80,767)	$5,491
Issuance of common stock to employees pursuant to employee stock purchase plan	118,139	1	—	—	85	—	—	86
Issuance of common stock to employees pursuant to exercise of options	33,812	—	—	—	43	—	—	43
Issuance of common stock pursuant to private placement (net of placement fees)	3,000,000	3	—	—	3,575	—	—	3,578
Non-employee stock-based compensation	—	—	—	—	24	—	—	24
Purchase of common stock pursuant to stock repurchase program	—	—	2,000	(2)	—		—	(2)
Net loss	—	—	—	—	—	—	(8,706)	(8,706)
Balance at December 31, 2004	34,542,334	35	1,181,625	(53)	90,005	—	(89,473)	514
Issuance of common stock to employees pursuant to employee stock purchase plan	182,594	—	—	—	143	—	—	143
Issuance of common stock to employees pursuant to exercise of options	214,196	—	—	—	271	—	—	271
Non-employee stock-based compensation	—	—	—	—	100	—	—	100
Unrealized loss on short and long-term investments	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(5,174)	(5,174)
Balance at December 31, 2005	34,939,124	35	1,181,625	(53)	90,519	(12)	(94,647)	(4,158)
Issuance of common stock to employees pursuant to employee stock purchase plan	225,657	—	—	—	266	—	—	266
Issuance of common stock to employees pursuant to exercise of options	54,987	—	—	—	46	—	—	46
Non-employee stock-based compensation	—	—	—	—	93	—	—	93
Employee stock-based compensation	—	—	—	—	1,941	—	—	1,941
Unrealized gain on short and long-term investments	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(8,149)	(8,149)
Balance at December 31, 2006	35,219,768	$35	1,181,625	$(53)	$92,865	$—	$(102,796)	$(9,949)

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2006, 2005 and 2004
(in thousands)

	Year Ended December 31,
	2006	2005	2004
			Restated(1)
Cash Flows from Operating Activities:
Net loss	$(8,149)	$(5,174)	$(8,706)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	345	273	339
Employee stock-based compensation	1,941	—	—
Compensation on options issued to consultants	93	100	24
Provision for doubtful accounts	(70)	99	77
Changes in assets and liabilities:
Accounts receivable	89	(641)	(268)
Inventories	(37)	62	200
Prepaid expenses and other current assets	(71)	(9)	61
Deferred settlement and patent licensing costs	1,294	1,256	(6,197)
Other assets	84	(85)	5
Accounts payable	574	(101)	164
Deferred income from settlement and patent licensing and other	(5,481)	(5,445)	26,754
Deferred services revenue and customer deposits	1,267	(36)	77
Accrued liabilities and other	772	204	162
Net cash (used in) provided by operating activities	(7,349)	(9,497)	12,692
Cash Flows from Investing Activities:
Purchase of short and long-term investments	—	(3,965)	—
Maturities of short and long-term investments	3,965	—	1,000
Purchase of property and equipment	(290)	(392)	(179)
Net cash provided by (used in) investing activities	3,675	(4,357)	821
Cash Flows from Financing Activities:
Proceeds from line of credit	3,000	—	—
Proceeds from issuance of common stock	312	414	3,707
Repurchases of common stock	—	—	(2)
Net cash provided by financing activities	3,312	414	3,705
Net (decrease) increase in cash and cash equivalents	(362)	(13,440)	17,218
Cash and cash equivalents, beginning of year	8,216	21,656	4,438
Cash and cash equivalents, end of year	$7,854	$8,216	$21,656
Supplemental Cash Flow Information:
Cash paid for income taxes	$—	$357	$60
Cash paid for interest	$2	$1	$6

(1)          See Note 2 “Correction of an Error” of the Notes to Consolidated Financial Statements

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.                 Business, Organization, Reorganization, Initial Public Offering, Basis of Presentation, and Risks and Uncertainties

Business

Avistar Communications Corporation (“Avistar” or the “Company”) provides the Avistar vBusiness integrated suite of video-enabled applications, including networked video communications software and hardware products and services. Avistar’s products include applications for interactive video calling, content creation and publishing, broadcast video and video-on-demand, as well as data sharing, directory services and network management. Avistar designs, develops, markets, sells, manufactures and/or assembles and installs and supports its products. Avistar’s real-time and non-real-time products are based upon its architecture and AvistarVOS software platform, which facilitates distribution over local and wide area networks using Internet or telephony services as appropriate. Avistar’s services include software development, consulting, implementation, training, maintenance and support. In addition, Avistar seeks to prosecute, maintain, support and license the intellectual property developed by the Company through its wholly-owned subsidiary, Collaboration Properties, Inc., a Nevada corporation (CPI).

Organization

The business was founded in 1993 as a Nevada limited partnership, Avistar Systems, Limited Partnership (“ASLP”). In December 1997, ASLP entered into an acquisition agreement with a newly formed corporation, Avistar Systems Corporation (“ASC”), to convey all of ASLP’s assets, and transfer all of ASLP’s liabilities, in exchange for 16,000,000 shares of ASC’s Series A convertible preferred stock and 2,171,400 shares of common stock. Effective December 31, 1997, all operations previously conducted by ASLP were thereafter undertaken by ASC.

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

In June 2000, all of the Series A preferred stock held by ASC was distributed to the Company’s three founders and several other individuals based on their respective ownership interests in ASLP. In addition, all of the shares of Avistar’s common stock, held by ASLP, were distributed to the Company’s employees, former advisors and officers. These common shares represent an amount equal to those shares of Class B units in ASLP that were owned by the respective individuals before the acquisition.

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

In August 2000, the Company used a portion of the net proceeds from the initial public offering to repay the outstanding balances of notes payable and accrued interest due related parties of approximately $12.6 million. The remainder of the proceeds have been used to fund the Company’s working capital requirements.

Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations, and cash flows of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (“ASUK”) and CPI after elimination of all intercompany accounts and transactions. The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes. The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations and have not been material.

The Company’s fiscal year end is December 31.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation, none of which had an impact on total assets, stockholders’ equity (deficit), net loss, or net loss per share.

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $102.8 million as of December 31, 2006. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

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

2.                 Correction of an Error

In September 2005, the Company received a comment letter from the U. S. Securities and Exchange Commission (“SEC”) relating to the Company’s 2004 Form 10-K, which included a question regarding the Company’s accounting for the November 2004 settlement and patent cross-license agreement with Polycom, Inc. (“Polycom”). The settlement and patent cross-license agreement resulted in a $27.5 million one-time payment by Polycom to Avistar and a payment by Avistar to its own litigation counsel of $6.4 million in contingent legal fees. The Company’s Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the three, six and nine months ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively, reported the one time payment by Polycom as revenue, recognized ratably over a five-year period, net of contingent legal fees. As a result of the SEC’s inquiry as to whether the Polycom transaction should be characterized as revenue, and after discussions with the SEC, the Company concluded that a reclassification of license revenues from revenue to a component of operating expenses and reflected as “Income from settlement and patent licensing” was necessary for previously filed financial reports. The restatement of the net proceeds and expenses from the Polycom settlement and patent cross-license agreement had no effect on reported net loss, loss per share, stockholders’ equity (deficit) or net cash flows from operating, investing or financing activities, but did have the effect of overstating revenues and operating expenses for previously issued interim and annual consolidated financial statements, as of and for the quarters and year-to-date periods ended December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005. In addition, the balance sheet as of December 31, 2004 was restated to reflect the gross effect of the $27.5 million payment by Polycom to Avistar, and the payment of $6.4 million of contingent legal fees by Avistar, which was previously reported on a net basis as deferred revenue. Notes 3, 12 and 14 regarding significant concentrations, revenue recognition, segment reporting and the unaudited interim results have been restated to reclassify the Polycom proceeds from revenue to “Income from settlement and patent licensing,” to be consistent with the presentation of the net proceeds from the Polycom settlement and patent cross-license agreement in the 2006 and 2005 Statements of Operations. The presentation within operations is supported by a determination that the Polycom licensing transaction is central to the activities that constitute the Company’s ongoing major or central operations, but that the settlement may also contain a gain element related to the settlement, which is not considered revenue under the Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6, Elements of Financial Statements. The Company did not have sufficient historical evidence to support a reasonable determination of value for purposes of segregating the transaction into revenue related to the patent licensing and an operating or non-operating gain upon settlement of litigation, resulting in the determination that the entire transaction is more appropriately classified as “Income from settlement and patent licensing” within operations, as opposed to revenue.

The following table presents the impact of the adjustment to the consolidated statement of operations and cash flows for the fiscal year ended December 31, 2004 (in thousands):

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to repricing within three months. Investment securities with original or remaining maturities of one year or more are considered long-term investments. The Company’s cash equivalents at December 31, 2006 and 2005 consisted of money market funds and short-term commercial paper with original maturities of three months or less.

The Company accounts for its short-term and long-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available- for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company had no short or long-term investment securities as of December 31, 2006.

Cash, cash equivalents, short and long-term investments consisted of the following at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Description
Cash and cash equivalents:
Cash	$4,224	$549
Commercial paper cash equivalents	3,630	7,667
Total cash and cash equivalents	7,854	8,216
Short-term investments:
Short-term investments (average 60 remaining days to maturity in 2005)	—	2,995
Total cash and cash equivalents and short term-investments	7,854	11,211
Long-term-investments(average 390 remaining days to maturity in 2005)	—	958
Total cash, cash equivalents and short- term and long-term investments	$7,854	$12,169

Significant Concentrations

A relatively small number of customers have accounted for a significant percentage of the Company’s net sales. Sales to major customers as a percentage of sales for each fiscal year are as follows:

	2006	2005	2004
Customer A	38%	* %	* %
Customer B	25%	39%	55%
Customer C	20%	45%	16%

*                    Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution, or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of December 31, 2006, the Company had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities, primarily in the financial services industry. As of December 31, 2006, three customers represented 44%, 20% and 20% of the Company’s gross accounts receivable balance. As of December 31, 2005, three customers represented 48%, 32% and 17% of the Company’s gross accounts receivable.

Allowance for Doubtful Accounts

The Company uses estimates in determining the allowance for doubtful accounts based on historical collection experience, historical write-offs, current trends and the credit quality of the Company’s customer base, and the characteristics of accounts receivable by aging category. Accounts are generally considered delinquent when thirty days past due. Uncollectible accounts are written off directly to the allowance for doubtful accounts. If the allowance for doubtful accounts was understated, operating income could be significantly reduced. The impact of any such change or deviation may be increased by the Company’s reliance on a relatively small number of customers for a large portion of its total  revenue.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, short -term investments, accounts receivable, line of credit,  and accounts payable at December 31, 2006 and 2005, approximate fair value because of the short maturity of these instruments.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	December 31,_
	2006	2005
Raw materials and sub-assemblies	$59	$43
Finished goods	583	604
Inventory shipped to customer sites, not yet installed	70	28
	$712	$675

Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of December 31, 2006 and December 31, 2005, the Company had billed approximately $70,000 and $28,000, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer. Although customers are billed in accordance with purchasing agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the double declining balance method over the estimated useful lives (three or five years) of the assets. Repairs and maintenance are expensed as incurred. Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005
Computer equipment	$1,013	$876
Computer software	389	364
Furniture, fixtures and equipment	304	346
	1,706	1,586
Less: Accumulated depreciation	(1,450)	(1,275)
	$256	$311

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following (in thousands):

	December 31,
	2006	2005
Accrued consulting and professional fees	$1,029	$570
Accrued payroll and related benefits	705	522
Accrued commissions and bonuses	157	116
Other	372	283
	$2,263	$1,491

Patent Costs

Due to uncertainties about the estimated future economic benefits and lives of the Company’s patents and patent applications, all related outside patent costs have been expensed as incurred. Outside patent costs were approximately $0.7 million, $0.4 million, and $0.1 million for 2006, 2005, and 2004, respectively, and are reflected in general and administrative expenses in the accompanying statements of operations.

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

Arrangements that include multiple product and service elements may include software and hardware products, as well as installation services, post-contract customer support and training. Pursuant to SOP 97-2, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below:

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

The Company also derives revenue from the licensing of its intellectual property portfolio. The Company recognizes revenue from the licensing of its intellectual property portfolio according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to the Company’s intellectual property is granted after the commencement of litigation proceedings between the Company and the licensee, the proceeds of such transaction are recognized as licensing revenue by us only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues consistent with Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6, Elements of Financial Statements. As of December 31, 2006, these criteria for recognizing license revenue following the commencement of litigation had not been met.

On July 17, 2006, Avistar and CPI entered into a Patent License Agreement with Sony Corporation (“Sony”) and Sony Computer Entertainment, Inc. (“SCEI”). Under the license agreement, CPI granted Sony and its subsidiaries a license to all of CPI’s patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. The license covers Sony’s video conferencing apparatus as well as other products, including video-enabled personal computer products and certain SCEI PlayStation products. The $5.0 million upfront payment was recognized by the Company as licensing revenue in the three months ending September 30, 2006 and future royalty payments, if any, will be recognized as they occur in accordance with SOP 97-2.

Income from Settlement and Patent Licensing

The Company recognizes the proceeds from settlement and patent licensing agreements based on the terms involved. When litigation has been filed prior to a settlement and patent licensing agreement, and insufficient historical evidence exists for the determination of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, the Company reports all proceeds in “income from settlement and patent licensing” within operating costs and expenses. The gain portion of the proceeds, when sufficient historical evidence exists to segregate the proceeds, would be reported in other income according to SFAS No. 5, Accounting for Contingencies. When a patent license agreement is entered into prior to the commencement of litigation, the Company reports the proceeds of such transaction as licensing revenue in the period in which such proceeds are received, subject to the revenue recognition criteria described above.

On November 12, 2004, the Company entered into a settlement and a patent cross-license agreement  with Polycom, thus ending litigation against Polycom for patent infringement. As part of the settlement and patent cross-license agreement with Polycom, Avistar granted Polycom a non-exclusive, fully paid-up license to its entire patent portfolio. The settlement and patent cross-license agreement includes a five year capture period from the date of the settlement, adding all new patents with a priority date extending up to five years from the date of execution of the agreement. Polycom, as part of the settlement and patent cross-licensing agreement, made a one time payment to the Company of $27.5 million and Avistar paid $6.4 million in contingent legal fees to Avistar’s litigation counsel upon completion of the settlement and patent cross-licensing agreement. The contingent legal fees were payable only in the event of a favorable outcome from the litigation with Polycom. The Company expects to recognize the gross proceeds of $27.5 million from the settlement and patent cross-license agreement as income from settlement and patent licensing within operations over the five-year capture period, due to a lack of evidence necessary to apportion the proceeds between an implied punitive gain element in the settlement of the litigation, and software license revenues from the cross-licensing of  Avistar’s patented technologies for prior and future use by Polycom. Additionally, the $6.4 million in contingent legal fees was deferred and is expected to be amortized to income from settlement and patent licensing over the five year capture period, resulting in a net of $21.1 million being recognized as income within operations over the five year capture period.

The presentation within operating expenses is supported by a determination that the transaction is central to the activities that constitute Avistar’s ongoing major or central operations, but may contain a gain element related to the settlement, which is not considered as revenue under the Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6, Elements of Financial Statements. The Company did not have sufficient historical evidence to support a reasonable determination of value for the purposes of segregating the transaction into revenue related to the patent licensing and an operating or non-operating gain upon settlement of litigation, resulting in the determination that the entire transaction is more appropriately classified as “income from settlement and patent licensing” within operations, as opposed to revenue.  See Note 2 “Correction of an Error.”

Warranty

The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. The warranty accrual was approximately $1,000 as of December 31, 2006 and $1,000 as of December 31, 2005, and was included in accrued liabilities in the accompanying balance sheets.

Research and Development

Research and development costs include engineering expenses, such as salaries and related benefits, depreciation, professional services and overhead expenses related to the general development of Avistar’s products, and are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Avistar has not capitalized any software development costs since the period between establishing technological feasibility is relatively short, and these costs have not been significant.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which establishes the accounting for stock-based awards granted for employee services. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No.107”) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R. Avistar incurred $1.9 million in employee stock-based compensation in 2006 due to adoption of SFAS No. 123R and SAB No. 107, all of which was recorded to net loss in 2006. Had the Company continued to account for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, no employee compensation expense would have been recorded in 2006. The impact on both basic and diluted loss per share for the year ended December 31, 2006  was $0.06 per share.

In November 2005, the FASB issued FASB Staff Position SFAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123R. SFAS No. 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123R, otherwise know as the “APIC Pool”, assuming the company had been following the recognition provisions prescribed by SFAS No. 123. Avistar has elected to use the shortcut method under FASB Staff Position SFAS No. 123R-3 to calculate our APIC Pool.

The Company previously applied APB No. 25 and provided the required pro forma disclosures of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures. The pro forma information for 2005 and 2004 was as follows and illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Year Ended December 31,
	(in thousands)
	2005	2004
Net loss, as reported	$(5,174)	$(8,706)
Add stock-based employee compensation expense included in reported net loss, net of tax	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(1,886)	(2,206)
Pro forma net loss	$(7,060)	$(10,912)
Basic and diluted net loss per share
As reported	$(0.15)	$(0.27)
Pro forma	$(0.21)	$(0.33)

The weighted average fair value of options granted during 2005 and 2004 estimated on the date of grant using the Black-Scholes-Merton option pricing model was $2.40 and $1.10, respectively. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including a factor to represent expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The effects of applying SFAS No. 123 for providing pro forma disclosure for 2005 and 2004 are not likely to be representative of the effects on reported net income and net income per share for future years since options vest over several years, additional awards are made each year and stock-based compensation under SFAS No. 123R may be higher or lower than stock-based compensation under SFAS No. 123.

Other Comprehensive Income

SFAS No. 130 (“SFAS 130”), Reporting Comprehensive Income, establishes standards for the reporting and the display of comprehensive income (loss) and its components. This standard defines comprehensive income as the changes in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from the net income or loss. The comprehensive loss was $8.1 million, $5.2 million and $8.7 million for the years ended 2006, 2005 and 2004, respectively.

The components of comprehensive loss were as follows (in thousands):

	Year Ending December 31,
	2006	2005	2004
Net loss	$(8,149)	$(5,174)	$(8,706)
Other comprehensive income (loss):
Change in net unrealized gains and losses on investments	12	(12)	—
Total comprehensive loss	$(8,137)	$(5,186)	$(8,706)

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force issued EITF No.06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No.06-3”), which clarifies diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption EITF No.06-03 will have on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN No. 48”), which became effective for the Company on January 1, 2007. This interpretation clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN No. 48, a company will recognize a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. This accounting interpretation also provides guidance on measurement methodology, derecognition thresholds, financial statement classification and disclosures, interest and penalties recognition, and accounting for the cumulative-effect adjustment. The new interpretation is intended to provide better financial statement comparability among companies.

Required annual disclosures include a tabular reconciliation of unrecognized tax benefits at the beginning and end of the period; the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate; the amounts of interest and penalties recognized in the financial statements; any expected significant impacts from unrecognized tax benefits on the financial statements over the subsequent 12-month reporting period; and a description of the tax years remaining to be examined in major tax jurisdictions. FIN No. 48 is effective for fiscal years beginning on or after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of FIN No. 48 will have on its financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS No. 157”), which will become effective for the Company on January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the Company from the adoption of FAS 157 in 2008 will depend on the Company’s assets and liabilities at that time that they are required to be measured at fair value.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) SAB No. 108. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of the 2006  year with the offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The application of SAB No. 108 did not have any impact on the Company’s consolidated balance sheets, statements of operations or statements of stockholders’ equity (deficit) for 2006, 2005 or 2004.

4.                 Line of Credit

On December 23, 2006, the Company entered into a Revolving Credit and Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit. The agreement includes a first priority security interest in all of our assets. Gerald Burnett, our Chairman and Chief Executive Officer, provided a collateralized guarantee to the financial institution, assuring payment of our obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility. The line of credit requires monthly interest-only payments based on LIBOR plus 0.75%, or 6.1% at December 31, 2006 or Prime Rate minus 2.0%, or 6.3% at December 31, 2006. On December 28, 2006, the Company borrowed $3.0 million under the revolving line of credit. The Revolving Credit and Promissory Note matures on December 23, 2007, and is subject to annual renewal with the consent of the Company and the lender.

5.                 Commitments and Contingencies

At December 31, 2006, the Company had open purchase orders and other contractual obligations of approximately $927,000, primarily related to inventory purchases. These purchase order commitments and contractual obligations will be reflected in the Company’s financial statements once goods or services have been received, or payments related to the obligations become due.

The Company leases its facilities under operating leases that expire through March 2017. As of December 31, 2006, the future minimum lease commitments under all leases were as follows (in thousands):

Year Ending December 31,	Amount
2007	$1,091
2008	1,250
2009	1,129
2010	1,009
2011 and thereafter	2,838
Total minimum lease payments	$7,317

Rent expense under all operating leases for 2006, 2005 and 2004 was approximately $0.8 million, $0.7 million and $0.6 million, respectively.

Software Indemnifications

Avistar enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Avistar indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Avistar’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments Avistar could be required to make under these indemnification agreements is unlimited. Avistar has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, Avistar has no liabilities recorded for these agreements as of December 31, 2006.

6.                 Related Party Transactions

Certain directors with controlling interests in the Company are also the majority owners of one entity that conducted business with the Company, Vicor Inc. (“Vicor”). Descriptions of certain transactions between the Company and this related entity follow.

Revenue from a Related Party

UBS Warburg LLC, which is an affiliate of UBS AG, is a stockholder of the Company and is also a customer of the Company. As of December 31, 2006 and 2005, UBS Warburg LLC held less than 5% of the Company’s stock. Revenue from UBS Warburg LLC and its affiliates represented 20%, 45% and 16% of total revenue for 2006, 2005 and 2004, respectively. Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. As of December 31, 2006 and 2005, the Company had accounts receivable outstanding from UBS Warburg LLC and its affiliates of approximately $298,000 and $749,000, respectively.

Revenue from Vicor represented less than 10% of total revenue for 2006, 2005 and 2004. Management believes the transactions with Vicor are at terms comparable to those provided to unrelated third parties. As of December 31, 2006 and 2005, the Company did not have any accounts receivable outstanding from Vicor.

Fees to Related Parties

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, a Professional Corporation (“WSGR”), has served as a director of the Company since February 2001. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During 2006, 2005 and 2004, payments of $118,000, $119,000 and $114,000, respectively, were made to WSGR for legal services provided to the Company. The Company had outstanding payables of $20,000 to WSGR as of December 31, 2006.

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

Stock Repurchase Plan

On March 22, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $2.0 million of its common stock in the open market. During 2004, the Company repurchased 2,000 shares at an aggregate cost of $2,000. No shares of common stock were repurchased by the Company during 2006 or 2005.

Preferred Stock

In April 2000, the stockholders of the Company authorized 10,000,000 shares of convertible preferred stock, effective upon completion of its initial public offering in August 2000. As of December 31, 2006, the Company had 10,000,000 shares of convertible preferred stock authorized, at $0.001 per share par value. No shares of convertible preferred stock were issued or outstanding as of December 31, 2006.

8.                 Stock Option Plans

1997 Stock Option Plan

In December 1997, the Board established the 1997 Stock Option Plan (the “1997 Plan”) and authorized the issuance of 1,828,602 shares of common stock thereunder. In December 1999 and May 2000, respectively, the Board authorized an additional 1,065,625 shares and 100,000 shares to be issued under the Plan. In connection with the initial public offering in August 2000, the Board terminated the 1997 Plan as to future grants, effective August 17, 2000. Under the 1997 Plan, incentive stock options to purchase shares of common stock were granted only to employees at not-less-than 100% of the fair market value at the grant date as determined by the Board. Additionally, nonqualified stock options to purchase shares of common stock were granted to employees and consultants at not-less-than 85% of the fair market value at the grant date. Options granted generally have had a contractual life of ten years.

Options granted under the plan vested over a four-year period, with 25% vesting after one year and the remaining balance vesting 6.25% per quarter. At December 31, 2006, options to purchase a total of 798,400 shares were outstanding under the 1997 Plan, and no options were available for grant.

2000 Stock Option Plan

In April 2000, the Board established the 2000 Stock Option Plan (the “2000 Plan”). Initially, a total of 3,000,000 shares of common stock were approved by the Board for issuance under the 2000 Plan, together with annual increases in the number of shares of common stock reserved under the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 1,004,936 shares. In January 2002, the Board approved an increase of 1,007,858 shares. In January 2003, the Board approved an increase of 1,011,957 shares. In January 2004, 2005 and 2006 the Board approved an increase of 1,200,000 shares. As of December 31, 2006, a total of 9,624,751 shares had been reserved for issuance under the 2000 Plan. The contractual term of the options granted under this plan may not exceed 10 years and in the case of the grantees who own more than 10% of the Company’s outstanding stock at the time of grant, the contractual term of the option may not exceed five years. Options granted under the 2000 Plan vest and become exercisable as set forth in each option agreement; generally one quarter vest after one year and one-twelfth vest quarterly thereafter. In the event of a merger or sale of substantially all assets, these options must be assumed by the successor and if not assumed, will fully vest. The 2000 Plan will terminate in 2010. As a result of past and future increases, a maximum of 15,000,000 shares of common stock could be issued under the 2000 Plan. The Company granted options to purchase approximately 1.4 million, 2.0 million and 1.3 million shares under the plan in 2006, 2005 and 2004, respectively. At December 31, 2006 options to purchase a total of 7,393,322 shares were outstanding under the 2000 Plan and 1,858,643 options were available for future grant.

2000 Director Option Plan

In April 2000, the Company adopted the 2000 Director Option Plan (the “Director Plan”). Initially, a total of 90,000 shares of common stock were approved by the Board for issuance under the plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an annual increase of 12,000 shares. In May 2001, the Board approved an additional 198,000 shares under this plan. In January 2002, the Board approved the annual increase of 30,000 shares. In January 2003, the Board approved the annual increase of 30,000 shares. In April 2003, the Board approved an additional 104,000 shares under this plan. In January 2004, 2005 and 2006, the Board approved annual increases of 175,000 shares. As of December 31, 2006, the Company has authorized a total of 989,000 shares for issuance under this plan. As a result of past and future annual increases, a maximum of 1,689,000 shares of common stock could be issued over the 10-year life of the plan. The Company granted options to purchase 145,000, 170,000 and 170,000 shares under this plan in 2006, 2005 and 2004 respectively. At December 31, 2006 options to purchase a total of 697,000 shares were outstanding under the Director Plan and 230,750 options were available for future grant.

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

A summary of the 1997 Plan, the 2000 Plan, and the Director Plan activity and related information for the years ended December 31, 2006, 2005 and 2004 is as follows:

		Options Outstanding
	Shares Available for Option Grant	Shares	Weighted Average Exercise Price
Balance, December 31, 2003	1,668,705	5,530,354	$3.70
Authorized	1,375,000	—	—
Granted	(1,484,500)	1,484,500	1.14
Exercised	—	(33,812)	1.09
Canceled/repurchased	314,030	(332,979)	2.60
Balance, December 31, 2004	1,873,235	6,648,063	$3.20
Authorized	1,375,000	—	—
Granted	(2,180,500)	2,180,500	2.71
Exercised	—	(214,196)	1.27
Expired	150,000	(150,000)	9.35
Canceled/repurchased	460,720	(484,720)	1.69
Balance, December 31, 2005	1,678,455	7,979,647	$3.06
Authorized	1,375,000	—	—
Granted	(1,511,000)	1,511,000	1.39
Exercised	—	(54,987)	0.87
Expired	150,000	(150,000)	1.52
Canceled	396,938	(396,938)	1.72
Balance, December 31, 2006	2,089,393	8,888,722	$2.87

The pretax intrinsic value of outstanding options is the difference between the closing price of Avistar shares as quoted on the NASDAQ Capital Market for December 31, 2006 and the exercise price, multiplied by the number of in-the-money options. The aggregate intrinsic value of the options outstanding at December 31, 2006 for all options outstanding was $3.3 million and $2.3 million for only vested options outstanding. Vested and exercisable options outstanding at December 31, 2006 had a weighted average remaining contractual life of 5.4 years. The intrinsic value of options changes based on the fair market value of Avistar stock. The Company had 8,195,134 options vested and exercisable and expected to be vested and exercisable at December 31, 2006 with a weighted average exercise price of $2.96, a weighted average remaining contractual term of 6.1 years, and an aggregate intrinsic value of $3.1 million. Total intrinsic value of options exercised for the year ended December 31, 2006 was $47,000.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 2006	Weighted-Average Exercise Price
$0.25 - 0.90	1,410,734	6.08	$0.83	1,187,135	$0.83
$0.95 - 1.27	2,558,338	7.02	1.18	1,429,212	1.15
$1.30 - 1.95	1,164,200	6.80	1.53	609,387	1.48
$2.09 - 2.91	2,763,500	7.46	2.61	1,550,649	2.52
$3.95 - 5.31	76,300	3.90	4.81	76,300	4.81
$8.50	437,700	3.71	8.50	437,700	8.50
$17.25	477,950	3.25	17.25	477,950	17.25
	8,888,722	6.59	$2.87	5,768,333	$3.43

As of December 31, 2006, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $4.8 million before estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 7% for its executive options and 29% for non-executive options. Accordingly, as of December 31, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $1.2 million and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $3.6 million after estimated forfeitures. This amount will be recognized over an estimated weighted average period of 2.0 years. The Company granted 1,486,000 stock options to employees, with an estimated total grant-date fair value of $1.9 million during 2006, or $1.29 per share. During 2006, 1.4 million options vested with a total fair value of $2.5 million.

2000 Employee Stock Purchase Plan

In April 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”). Initially, a total of 1,500,000 shares of common stock were approved by the Board for issuance under the plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 753,702 shares. As of December 31, 2006, the Company has authorized a total of 2,253,702 shares for issuance under this plan. As a result of past and future annual increases, a maximum of 10,500,000 shares could be sold over the 10-year life of the plan. The Employee Stock Purchase Plan permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at 85% of the lower of the fair market value of the Company’s common stock on the first or the last day of each offering period. A total of 225,657, 182,594 and 118,139 shares were sold under this plan during 2006, 2005 and 2004, respectively.

On July 19, 2006, the Compensation Committee of the Board of Directors of the Company approved amendments to the 2000 Employee Stock Purchase Plan to (i) change the offering periods under the plan from approximately 24 months to approximately six months, commencing on the first trading day on or after February 1 and August 1 of each year, and (ii) eliminate the section of the plan that provided for automatic withdrawal and re-enrollment in the event that the fair market value of the common stock on any exercise date was lower than the fair market value of the common stock on the enrollment date of the same offering period.

Valuation Assumptions

The Company estimated the fair value of stock options granted during 2006, using a Black-Scholes-Merton valuation model, consistent with the provisions of SFAS No. 123R, and SEC Staff Accounting Bulletin (“SAB”) No. 107. The Company’s prior period pro forma disclosures of stock-based compensation for 2005 and 2004 were determined under a fair value method as prescribed by SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004
Employee Stock Option Plan
Expected dividend	0%	0%	0%
Average risk-free interest rate	4.9%	4.38%	3.5%
Expected volatility	143%	152%	230%
Expected term (years)	6.1	4	4

	Year Ended December 31,
	2006	2005	2004
Employee Stock Purchase Plan
Expected dividend	0%	0%	0%
Average risk-free interest rate	4.0%	3.3%	3.3%
Expected volatility	89%	96%	479%
Expected term (months)	6	6	6

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve, and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. Expected volatility is based on the historical volatility of the Company’s common stock over a period consistent with the expected term of the stock option. The expected term calculation is based on an average prescribed by SAB No. 107, based on the vesting periods, which is generally over four years, and the term of the option, which is generally 10 years, divided by 2.

For the year ended December 31, 2006, stock-based compensation expense associated with employee stock options and ESPP shares amounted to $1.8 million and $0.1 million, respectively.

Common Stock Reserved for Future Issuance

As of December 31, 2006, the Company had reserved the following shares of common stock for issuance in connection with:

Stock options under stock option plans	11,412,151
Employee stock purchase plan	2,253,702
Total	13,665,853

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

The prosecution of this lawsuit and the defense of the Tandberg Telecom AS claim required Avistar and CPI to expend significant financial and managerial resources. See Note 13 Subsequent Events for information on the settlement of these lawsuits among the Company, CPI and Tandberg.

10.          Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 provides for an asset and liability approach to account for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

The (recovery from) provision for income taxes relates to Federal, State and Foreign tax. The Company provided for income taxes for its subsidiary in the United Kingdom (ASUK) of approximately $22,000, $22,000 and $60,000 in 2006, 2005 and 2004, respectively. Federal and State overpayments of 2004 income taxes were refunded in 2006.

The (recovery from) provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$(33)	$—	$237
State	(20)	—	66
Foreign	22	22	60
	(31)	22	363
Deferred benefits:
Federal	(2,789)	(2,262)	(2,691)
State	(311)	(460)	(335)
	(3,100)	(2,722)	(3,026)
Valuation allowance	3,100	2,722	3,026
	$(31)	$22	$363

For financial reporting purposes, loss before provision for income taxes included the following components (in thousands):

	Year Ended December 31,
	2006	2005	2004
Domestic	$(9,611)	$(4,839)	$(8,668)
Foreign	1,431	(313)	325
Loss before provision for income taxes	$(8,180)	$(5,152)	$(8,343)

The Company’s effective income tax provision differed from the federal statutory rate of 34% due to the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Expected tax benefit at federal statutory rate	$(2,771)	$(1,652)	$(2,837)
Foreign and state taxes, net	2	22	126
Recovery of federal tax payments	(33)
Permanent non-deductible	463	17	—
Utilization of net operating losses	—	—	(3,786)
Current year operating losses and temporary differences for which no tax benefit is recognized	2,308	1,635	6,860
Provision for income taxes	$(31)	$22	$363

Permanent non-deductible is primarily composed of the non-deductible portion of the deferred stock compensation expense.

The net deferred income tax asset consisted of the following as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Deferred income tax assets:
Federal net operating loss carry-forwards	$15,178	$11,514
State net operating loss carry-forwards	956	694
Tax credit carry-forwards	2,992	2,312
Deferred settlement and patent licensing, net	4,728	6,507
Reserves	522	294
Property and Equipment	240	195
	24,616	21,516
Valuation allowance	(24,616)	(21,516)
Net deferred income tax asset	$—	$—

Net operating loss carry-forwards at December 31, 2006 were approximately $45 million and $19 million, for Federal and state income tax purposes, respectively. The Federal net operating loss carry-forwards expire on various dates through the year 2026.

As of December 31, 2006, unused research and development tax credits of approximately $1.5 million and $1.4 million are available to reduce future Federal and California income taxes, respectively. Federal credit carry-forwards expire beginning in year 2014. California credits will carry forward indefinitely.

The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss carry-forwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interest. The Company believes significant uncertainty exists regarding the realizability of the net operating loss and tax credit carry-forwards and other timing differences. Accordingly, a valuation allowance has been provided for the entire net deferred tax asset.

11.          Net Loss Per Share

Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128 (“SFAS 128”), Earnings Per Share, for all periods presented.

In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for 2006, 2005, and 2004, because all such securities are antidilutive (owing to the fact that the Company is in a loss position). Accordingly, diluted net loss per share is equal to basic net loss per share for all years presented.

The total number of potential common shares excluded from the calculations of diluted net loss per share was 846,929, 1,668,006 and 1,873,782 for 2006, 2005, and 2004, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Net loss	$(8,149)	$(5,174)	$(8,706)
Weighted average shares of common stock used in computing net loss per share	33,928	33,600	32,610
Net loss per share basic and diluted	$(0.24)	$(0.15)	$(0.27)

12.          Segment Reporting

Disclosure of segments is presented in accordance with SFAS No. 131 (“SFAS 131”), Disclosures About Segments of an Enterprise and Related Information. SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (Avistar) and (2) the prosecution, maintenance, support and licensing of the intellectual property, some of which is used in the Company’s products (CPI). Service revenue relates mainly to the maintenance, support, training, software development and installation of products, and is included in Avistar for purposes of reporting and decision-making. Avistar also engages in corporate functions, and provides financing and services to its subsidiaries. The Company’s chief operating decision-maker, its Chief Executive Officer, monitors the

Company’s operations based upon the information reflected in the following table (in thousands). The table includes a reconciliation of the revenue and expense classification used by the Company’s CEO with the classification of revenue, other income and expenses as set forth in the Company’s audited financial statements included elsewhere herein. The reconciliation for the revenue category reflects the fact that the CEO views activity recorded in the account “income from settlement and licensing activity” as revenue within the CPI subsidiary.

	CPI	Avistar	Reconciliation	Total
Year Ended December 31, 2006
Revenue	$9,381	$8,070	(4,226)	$13,225
Depreciation expense	—	(345)	—	(345)
Stock-based compensation	440	1,594	—	2,034
Total costs and expenses	(5,701)	(20,227)	4,226	(21,702)
Interest income	—	299	—	299
Interest expense	—	1	—	1
Net income (loss)	3,680	(11,829)	—	(8,149)
Assets	3,752	10,947	—	14,699
Year Ended December 31, 2005
Revenue	$4,226	$6,911	(4,226)	$6,911
Depreciation expense	—	(273)	—	(273)
Total costs and expenses	(2,535)	(14,197)	4,226	(12,506)
Interest income	—	537	—	537
Interest expense	—	1	—	1
Net loss	1,691	(6,865)	—	(5,174)
Assets	5,081	15,277	—	20,358
Year Ended December 31, 2004 (as restated)
Revenue	$575	$6,321	$(575)	$6,321
Depreciation expense	—	(339)	—	(339)
Total costs and expenses	(3,898)	(11,474)	575	(14,797)
Interest income	—	118	—	118
Interest expense	—	6	—	6
Net loss	(3,322)	(5,384)	—	(8,706)
Assets	6,330	24,078	—	30,408

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 75%, 63% and 52% of total revenue for 2006, 2005, and 2004, respectively. Revenue is allocated to individual countries by customer based on where the product is shipped to, location of services performed or the location of equipment that is under an annual maintenance agreement. For 2006, 2005, and 2004, respectively, international revenues to customers in the United Kingdom accounted for 12%, 23%, and 31% respectively, of total revenue. The Company had no significant long-lived assets in any country other than the United States for any period presented.

13.          Subsequent Events

On February 15, 2007, the Company entered into a patent license agreement with Tandberg ASA, Tandberg AS and Tandberg, Inc. Under this agreement, CPI agreed to dismiss its infringement suit against Tandberg, Tandberg agreed to dismiss its infringement suit against CPI and the Company and the companies agreed to cross-license each other’s patent portfolios. The original litigation was initiated in May 2005, in the Federal District Court for the Northern District of California and involved the following CPI patents: U.S. Patent Nos. 5,867,654; 5,896,500 and 6,212,547. The agreement resulted in a payment to the Company from Tandberg in the amount of $12.0 million, approximately $4.3 million of which was used by the Company to pay its own contingent legal fees incurred in connection with the litigation.

14.          Selected Quarterly Results of Operations (unaudited)

The following tables set forth, for the periods indicated, the Company’s unaudited financial information for the last eight quarters. The Company believes that the financial statements used to prepare this information include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with the Company’s financial statements and notes to financial statements. The operating results for any quarter do not necessarily indicate the results expected for any future period. In July 2006, the Company entered into a Patent License Agreement with Sony and SCEI. Under the license agreement, CPI granted Sony and its subsidiaries a license to all of CPI’s patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. As consideration for the licenses granted under the agreement, Sony agreed to make an upfront license payment of $5.0 million. The $5.0 million upfront payment was recognized by Avistar as licensing revenue in the three months ended September 30, 2006. As described in the Summary of Significant Accounting Policies, Income from Settlement and Patent Licensing, we expect to recognize the payment received from Polycom and the associated deferred contingent legal costs paid in settlement and patent licensing in equal installments over a five-year period starting November 12, 2004. The payment from Polycom and its recognition in settlement and patent licensing may affect the comparability of the Companies financial statements for periods before and after the recognition periods.

	Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(In thousands except per share data)
Total revenue	$2,337	$7,276	$1,754	$1,858
Cost of product revenue	834	998	721	632
Cost of services, maintenance and support revenue	454	374	385	607
Net (loss) income	$(3,191)	$1,818	$(3,720)	$(3,056)
Net (loss) income per share—Basic/Diluted	$(0.09)	$0.05	$(0.11)	$(0.09)
Weighted average shares—Basic	34,031	33,965	33,880	33,834
Weighted average shares—Diluted	34,031	34,860	33,880	33,834

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(In thousands except per share data)
Total revenue (As Previously Reported)	$1,809	$2,891	$2,403	$2,979
Total revenue (Adjustment)	—	(1,057)	(1,056)	(1,057)
Total revenue (As Restated)	1,809	1,834	1,347	1,922
Cost of product revenue	593	531	318	450
Cost of services, maintenance and support revenue	632	616	525	447
Net loss	$(2,102)	$(1,425)	$(1,260)	$(387)
Net loss per share—Basic/Diluted	$(0.06)	$(0.04)	$(0.04)	$(0.01)
Weighted average shares—Basic/Diluted	33,738	33,687	33,547	33,420

Item 15(a)

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Operations	Write-Offs	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Period Ended:
December 31, 2006	$121	$(61)	$(9)	$51
December 31, 2005	$22	$120	$(21)	$121
December 31, 2004	$44	$77	$(99)	$22

S-1

INDEX TO EXHIBITS

Exhibits
3.2	(1)	Restated Certificate of Incorporation
3.3	(11)	Bylaws of Avistar Communications Corporation
4.1	(1)	Specimen Certificate evidencing shares of Common Stock
10.1	(1)	1997 Stock Option Plan, as amended*
10.1.1	(1)	1997 Stock Option Plan Form of Stock Option Agreement*
10.2	(1)	2000 Stock Option Plan, as amended*
10.3	(12)	2000 Director Option Plan, as amended*
10.4	(1)	Form of Director Option Agreement*
10.5	(4)	2000 Employee Stock Purchase Program, as amended*
10.6	(1)	Form of Indemnification Agreement*
10.7	(6)	Settlement Agreement and Release between the Registrant and R. Stephen Heinrichs dated April 26, 2001*
10.8	(8)	Office Lease Agreement between CA-Twin Dolphin Plaza Limited Partnership and the Registrant dated July 30, 2003
10.9	(8)	Common Stock Purchase Agreement by and among the Registrant and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust, Grady Burnett and Wendolyn Hearn dated October 15, 2003
10.10	(10)	Stock Purchase Agreement among the Registrant, Fuller & Thaler Behavioral Finance Fund, Ltd. and Fuller & Thaler Avalanche Fund, L.P. dated March 23, 2004
10.11	(11)	Settlement Agreement among the Registrant, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004
10.12	(12)†	Patent Cross-License Agreement Among the Company, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004
10.13	(4)†	Patent License Agreement dated May 15, 2006 among the Registrant, Collaboration Properties, Inc., Sony Corporation and Sony Computer Entertainment, Inc.
10.14		Revolving Credit Promissory Note dated December 26, 2006 issued by the Registrant to JPMorgan Chase Bank, N.A.
10.15		Collateral Agreement between the Registrant and JPMorgan Chase Bank, N.A. dated December 23, 2006
10.16		Security Agreement between the Registrant and JPMorgan Chase Bank, N.A. dated December 23, 2006
10.17		Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 23, 2006
10.18		Form of Note Sale Agreement among Gerald J. Burnett, The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust and JPMorgan Chase Bank, N.A.
10.19		Lease Agreement among the Registrant and Crossroads Associates and Clocktower Associates dated December 1, 2006
21.1	(7)	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm: Burr, Pilger & Mayer LLP
23.2	Consent of Independent Registered Public Accounting Firm: KPMG LLP
24.1	Power of Attorney (see page 51)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(2)          Reserved.

(3)          Reserved.

(4)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 14, 2006.

(5)          Reserved.

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

(9)          Reserved.

(10) Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 11, 2004.

(11) Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.

(12) Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.