Form 10-Q
period 2007-03-31
AVISTAR COMMUNICATIONS CORP
filed 2007-05-14
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:  000-31121

AVISTAR COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	88-0463156
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

1875 SOUTH GRANT STREET, 10TH FLOOR, SAN MATEO, CA 94402
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (650) 525-3300

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

Yes ☐      No ☒

At May 7, 2007, 35,431,842 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2007 and December 31, 2006
(in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$12,339	$7,854
Accounts receivable, net of allowance for doubtful accounts of $48 and $51 at March 31, 2007 and December 31, 2006, respectively	1,350	1,409
Inventories, including inventory shipped to customers’ sites, not yet installed of $3 and $70 at March 31, 2007 and December 31, 2006, respectively	634	712
Deferred settlement and patent licensing costs	1,256	1,256
Prepaid expenses and other current assets	469	534
Total current assets	16,048	11,765
Property and equipment, net	520	256
Long-term deferred settlement and patent licensing costs	2,073	2,391
Other assets	289	287
Total assets	$18,930	$14,699

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Line of credit	$3,000	$3,000
Accounts payable	1,205	1,578
Deferred income from settlement and patent licensing	5,520	5,520
Deferred services revenue and customer deposits	1,405	1,979
Accrued liabilities and other	3,512	2,263
Total current liabilities	14,642	14,340
Long-term liabilities:
Long-term deferred income from settlement and patent licensing	8,933	10,308
Total liabilities	23,575	24,648
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at March 31, 2007 and December 31, 2006; 35,318,092 and 35,219,768 shares issued at March 31, 2007 and December 31, 2006, respectively	35	35
Less: treasury common stock, 1,181,625 shares at March 31, 2007 and December 31, 2006, at cost	(53)	(53)
Additional paid-in-capital	93,676	92,865
Accumulated deficit	(98,303)	(102,796)
Total stockholders’ equity (deficit)	(4,645)	(9,949)
Total liabilities and stockholders’ equity (deficit)	$18,930	$14,699

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2007 and 2006
(in thousands, except per share data)

	Three Months Ended
	March 31, 2007	March 31, 2006
	(unaudited)
Revenue:
Product	$1,258	$877
Licensing	232	32
Services, maintenance and support	902	949
Total revenue	2,392	1,858
Costs and expenses:
Cost of product revenue*	729	632
Cost of services, maintenance and support revenue*	676	607
Income from settlement and patent licensing	(13,057)	(1,057)
Research and development*	1,657	1,272
Sales and marketing*	1,489	1,300
General and administrative*	6,463	2,256
Total (income) costs and expenses	(2,043)	5,010
Income (loss) from operations	4,435	(3,152)
Other income (expense):
Interest income	113	103
Other expense, net	(55)	(7)
Total other income, net	58	96
Net income (loss)	$4,493	$(3,056)

Net income (loss) per share - basic and diluted	$0.13	$(0.09)

Weighted average shares used in calculating basic and diluted net loss per share.
Basic net income (loss) per share	34,101	33,834
Diluted net income (loss) per share	35,146	33,834
*Including stock based compensation of:
Cost of products, services, maintenance and support revenue	$60	$36
Research and development	204	147
Sales and marketing	185	112
General and administrative	233	180
	$682	$475

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2007 and 2006
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$4,493	$(3,056)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	50	114
Compensation on options issued to consultants and employees	682	475
Provision for doubtful accounts	(3)	(19)
Changes in assets and liabilities:
Accounts receivable	62	(231)
Inventories	78	(7)
Prepaid expenses and other current assets	65	162
Deferred settlement and patent licensing costs	318	340
Other assets	(2)	(16)
Accounts payable	(373)	(17)
Deferred income from settlement and patent licensing	(1,375)	(1,325)
Deferred services revenue and customer deposits	(574)	706
Accrued liabilities and other	1,249	188
Net cash provided by (used in) operating activities	4,670	(2,686)

Cash Flows from Investing Activities:
Maturities of short-term investments	—	1,525
Purchase of property and equipment	(314)	(109)
Net cash (used in) provided by investing activities	(314)	1,416

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	129	128
Net cash provided by financing activities	129	128
Net increase (decrease) in cash and cash equivalents	4,485	(1,142)
Cash and cash equivalents, beginning of period	7,854	8,216
Cash and cash equivalents, end of period	$12,339	$7,074

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

Basis of Presentation

The unaudited condensed consolidated balance sheet as of March 31, 2007 presents the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (“ASUK”) and CPI, after the elimination of all intercompany accounts and transactions. The unaudited condensed consolidated balance sheet of Avistar as of December 31, 2006 was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and footnote disclosures normally included has been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations and have not been material.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $98.3 million as of March 31, 2007. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

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

In the opinion of management, the unaudited financial statements furnished in this report reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods covered and of the Company’s financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2006, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2007.

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. Investment securities held with intent to reinvest or hold for longer than a year or with remaining maturities of one year or more are considered long-term investments. The Company’s cash equivalents at December 31, 2006 and March 31, 2007 consisted of money market funds and short-term commercial paper with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

The Company accounts for its short-term and long-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions, and the operational performance and other specific factors relating to the business underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments at March 31, 2007 or December 31, 2006.

Cash and cash equivalents consisted of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
	(Unaudited)
Description
Cash and cash equivalents:
Cash	$1,424	$4,224
Commercial paper cash equivalents	10,915	3,630
Total cash and cash equivalents	$12,339	$7,854

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s revenues for the three months ended March 31, 2007 and March 31, 2006. Revenues to these customers as a percentage of total revenues were as follows for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Customer A	30%	40%
Customer B	29%	37%
Customer C	10%	13%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of March 31, 2007, the Company had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities, primarily in the financial services industry. As of March 31, 2007, approximately 64% of gross accounts receivable were concentrated with three customers, each of whom represented more than 10% of the Company’s total gross accounts receivable balance. As of December 31, 2006, approximately 84% of accounts receivable were concentrated with three customers, each of whom represented more than 10% of the Company’s total gross accounts receivable balance. No other customers individually accounted for greater than 10% of total accounts receivable as of March 31, 2007 and December 31, 2006.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
	(Unaudited)
Raw materials and subassemblies	$41	$59
Finished goods	590	583
Inventory shipped to customer sites, not yet installed	3	70
	$634	$712

Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of March 31, 2007 and December 31, 2006, the Company had billed approximately $13,000 and $202,000, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer. Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

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

The Company also recognizes revenue from the licensing of its intellectual property portfolio, according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to the Company’s intellectual property is granted after the commencement of litigation proceedings between the Company and the licensee, the proceeds of such transaction are recognized as licensing revenue by the Company only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, consistent with Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6, Elements of Financial Statements (“CON No. 6”). As of March 31, 2007, these criteria for recognizing license revenue following the commencement of litigation had not been met, and proceeds have therefore been recorded in “income from settlement and licensing” activities.

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

On February 15, 2007, the Company entered into a patent license agreement with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc.  Under this agreement, CPI dismissed its infringement suit against Tandberg, Tandberg dismissed its infringement suit against CPI and Avistar, and the companies cross-licensed each other’s patent portfolios.  The agreement resulted in a payment of $12.0 million to the Company from Tandberg.  The Company recognized the gross proceeds of $12.0 million from the patent license agreement as income from settlement and patent licensing within operations in the three months ended March 31, 2007.  To recognize the proceeds as revenue, the Company would have required sufficient history of transactions in order to isolate the aspect of the settlement attributable to the gain associated with the process of litigation, separate from commercial compensation for the use of the Company’s intellectual property.  Sufficient evidence was not available to allow this distinction.   The patent license agreement with Tandberg includes a ten year capture period, extending from the date of the agreement, during which patents filed with a  priority date within the capture period would be licensed in addition to exsiting patents on the agreement date.  However, such additional patents would be licensed under the agreement solely for purposes of the manufacture, sale, license or other transfer of existing products of Tandberg and products that are closely related enhancements of such products based primarily and substantially on the existing products.  The Company reviewed the existing products of Tandberg and considered the likelihood that future patent filings by Avistar or CPI would relate to or otherwise affect existing Tandberg products and closely related enhancements thereto.  The Company concluded that  the filing for such additional patents was unlikely, and therefore concluded that the ten year capture period was not material from an accounting perspective related to recognition.

The presentation within operating expenses of the Polycom and Tandberg transactions is supported by a determination that the transactions are central to the activities that constitute Avistar’s ongoing major or central operations, but may contain a gain element related to the settlement, which is not considered as revenue under FASB CON No. 6. The Company did not have sufficient historical evidence to support a reasonable determination of value for the purposes of segregating the transaction into revenue related to the patent licensing and an operating or non-operating gain upon settlement of litigation, resulting in the determination that the entire transaction is more appropriately classified as “income from settlement and patent licensing” within operations, as opposed to revenue.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The effect of recording stock-based compensation for the three months ended March 31, 2007 and 2006 was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Stock-based compensation expense by type of award:
Employee stock options	$636	$413
Non-employee stock options	16	18
Employee stock purchase plan	30	44
Total stock-based compensation	682	475
Tax effect on stock-based compensation	—	—
Net effect of stock-based compensation on net loss	$682	$475

As of March 31, 2007, the Company had an unrecognized deferred stock-based compensation balance related to stock options of approximately $4.5 million before estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 3% for its executive options and 20% for non-executive options. Accordingly, as of March 31, 2007, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $802,000, and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $3.7 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 1.7 years. During the three months ended March 31, 2007, the Company granted 288,000 stock options, with an estimated total grant-date fair value of $464,000.

Valuation Assumptions

The Company estimated the fair value of stock options granted during the three months ended March 31, 2007 and 2006, using a Black-Scholes-Merton valuation model, consistent with the provisions of SFAS No. 123R, SEC Staff Accounting Bulletin (SAB) No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

Employee Stock Option Plan

	Three Months Ended March 31,
	2007	2006
Expected dividend	—%	—%
Average risk-free interest rate	4.7%	4.3%
Expected volatility	138%	146%
Expected term (years)	6.1	6.1

Employee Stock Purchase Plan

	Three Months Ended March 31,
	2007	2006
Expected dividend	—%	—%
Average risk-free interest rate	5.1%	2.8%
Expected volatility	96%	113%
Expected term (months)	6.0	6.0

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve, and represent the yields on actively traded Treasury securities for terms that approximate the expected term of the options. Expected volatility is based on the historical volatility of the Company’s common stock over a period consistent with the expected term of the stock-option. The expected term calculation is based on an average prescribed by SAB No. 107, based on the weighted average of the vesting periods, which is generally one quarter vesting after one year and one sixteenth vesting quarterly for 12 quarters, and adding the term of the option, which is generally 10 years, and dividing by 2.

3. Related Party Transactions

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), has served as a director of the Company since February 2001. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During the three months ended March 31, 2007 and 2006, payments of approximately $57,000 and $11,000, respectively, were made to WSGR for legal services provided to the Company.

4. Net Income (Loss) Per Share

Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128 (“SFAS No. 128”), Earnings Per Share, for all periods presented.

In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. For the three months ended March 31, 2007, due to the Company’s net income for the period, the Company included the net effect of the weighted average number of shares and potential common shares outstanding during the period in the calculation of diluted net income per share.   The Company excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for the three months ended March 31, 2006, because all such securities are antidilutive (owing to the fact that the Company is in a loss position). Accordingly, diluted net loss per share is equal to basic net loss per share for the three months ended March 31, 2006.

The following table set forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Numerator:
Net income (loss)	$4,493	$(3,056)
Denominator:
Basic weighted average shares outstanding	34,101	33,834
Add: dilutive employee and non employeestock options	1,045	—
Diluted weighted average shares outstanding	35,146	33,834
Basic and diluted net income (loss) per share	$0.13	$(0.09)

The total number of potential common shares excluded from the calculations of diluted net loss per share was 2,975,573 for the three months ended March 31, 2006.

5. Income Taxes

Income taxes are accounted for using an asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on the provisions of enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized.

Effective January 1, 2007, we adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates it probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

As of December 31, 2006, the Company’s unrecognized tax benefits totaled $24.6 million. The adoption of FIN 48 resulted in no change to the reserve for unrecognized tax benefits that existed at December 31, 2006. As such, there is no change recorded to retained earnings as a result of the adoption.

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

	CPI	Avistar	Reconciliation	Total
Three Months Ended March 31, 2007 (unaudited)
Revenue	$13,289	$2,160	$(13,057)	$2,392
Depreciation expense	—	(50)	—	(50)
Total (costs and expenses) income	(5,155)	(5,859)	13,057	2,043
Interest income	—	113	—	113
Net income (loss)	8,134	(3,641)	—	4,493
Assets	4,165	14,765	—	18,930
Three Months Ended March 31, 2006 (unaudited)
Revenue	$1,089	$1,826	$(1,057)	$1,858
Depreciation expense	—	(114)	—	(114)
Total costs and expenses	(1,213)	(4,854)	1,057	(5,010)
Interest income	—	103	—	103
Net loss	(124)	(2,932)	—	(3,056)
Assets	4,658	12,804	—	17,462

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 52% and 49% of total product and services revenue for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, international revenues from customers in the United Kingdom accounted for 7% and 10%, of total product and services revenue, respectively. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

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

On January 30, 2006, Tandberg Telecom AS, a wholly-owned subsidiary of Tandberg ASA, filed a patent infringement lawsuit against Avistar in the United States District Court for the Eastern District of Texas. The suit alleged that Avistar videoconferencing products infringe one patent purchased by Tandberg Telecom AS.

On February 15, 2007, CPI entered into a patent license agreement with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc. Under this agreement, CPI agreed to dismiss its infringement suit against Tandberg, Tandberg agreed to dismiss its infringement suit against Avistar and CPI, and the companies agreed to cross-license each other’s patent portfolios. The agreement resulted in a payment to CPI from Tandberg in the amount of $12.0 million.

Software Indemnifications

Avistar enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Avistar indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Avistar’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments Avistar could be required to make under these indemnification agreements is  generally limited to the cost of products purchased per customer, but may be unlimited when customer purchases are considered in aggregate. Avistar has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, Avistar has no liabilities recorded for these agreements as of March 31, 2007.

8.              Recently Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). The standard provides guidance for using fair value to measure assets and liabilities and responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact this standard will have on its financial position or results of operations.

9.               Subsequent Event

In May 2007, Avistar added 7,900 square foot of office space to its existing lease at its headquarters in San Mateo, California to house operational staff.  The new facilities require minimum payments of approximately $114,000, $281,000, $288,000, $296,000, $303,000 and $76,000 for fiscal years 2007, 2008, 2009, 2010, 2011 and 2012, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements elsewhere herein, and the Audited Consolidated Financial Statements and the Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 22, 2007.

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

Overview

We develop, market and support an integrated suite of vBusiness—video-enabled eBusiness—applications, all powered by the AvistarVOS™ software. From the desktop, we deliver business-quality interactive video calling, content creation and publishing, broadcast origination and distribution, video-on-demand, and integrated data sharing. The Avistar video and data collaboration applications are all managed by the AvistarVOS video operating system. By integrating video tightly into the way they work, our customers can use our system to save costs and improve productivity and communication within the enterprise and between enterprises, and to enhance relationships with customers, suppliers and partners. Using AvistarVOS software and leveraging video, telephony and Internet networking standards, Avistar applications are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system directly to enterprises in selected strategic vertical markets, and have focused initially on the financial services industry. Additionally, we have licensed our technology and patents to companies in the video conferencing market. Our objective is to establish our technology as the standard for networked video through direct sales, indirect channel sales/partnerships and the licensing of our technology to others.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent application and issuance. As of March 31, 2007, we hold 75 U.S. and foreign patents, which have been licensed to third parties. We continue to pursue opportunities to license these patents to others in the collaboration technology marketplace.

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

We believe the following critical accounting policies among others, affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•                  Revenue recognition;

•                  Income from settlement and patent licensing;

•                  Valuation of accounts receivable;

•                  Valuation of inventories; and

•                  Stock based compensation.

Revenue Recognition

We derive product revenue from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. We also derive revenue from fees for installation, maintenance, support, training services and software development. In addition, we derive revenue from the licensing of our intellectual property portfolio. Product revenue as a percentage of total revenue was 52% and 47% for the three months ended March 31, 2007 and 2006, respectively.  We recognize product and services revenue in accordance with Statement of Position (“SOP”)  97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). We derive product revenue from the sale and licensing of a set of desktop (endpoint) products (hardware and software) and infrastructure products (hardware and software) that combine to form an Avistar video-enabled collaboration solution. Services revenue includes revenue from installation services, post-contract customer support, training, out of pocket expenses, freight and software development. The installation services that we offer to customers relate to the physical set-up and configuration of desktop and infrastructure components of our solution. The fair value of all product, installation services, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

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

We also recognize revenue from the licensing of our intellectual property portfolio, according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to our intellectual property is granted after the commencement of litigation proceedings between us and the licensee, the proceeds of such transaction are recognized as licensing revenue by us only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, consistent with Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6, Elements of Financial Statements. As of March 31, 2007, these criteria for recognizing license revenue following the commencement of litigation have not been met, and proceeds have therefore been recorded in “income from settlement and licensing” activities.

To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank AG and UBS AG and their affiliates. Collectively, Deutsche Bank AG and UBS AG and their affiliates accounted for approximately 59% and 77% of total revenue for the three month periods ended March 31, 2007 and 2006, respectively. As of March 31, 2007, approximately 64% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable. As of March 31, 2006, approximately 95% of our gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of our gross accounts receivable.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 52% and 49% of total revenue for the three months ended March 31, 2007 and 2006, respectively.

Income from Settlement and Patent Licensing

We recognize the proceeds from settlement and patent licensing agreements based on the terms involved. When litigation has been filed prior to a settlement and patent licensing agreement, and insufficient historical evidence exists for the determination of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, we report all proceeds in “income from settlement and patent licensing” within operating costs and expenses. The gain portion of the proceeds, when sufficient historical evidence exists to segregate the proceeds, would be reported in other income according to Statements of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. To date, all proceeds from settlement and patent licensing agreements entered into following the commencement of litigation have been reported as income from settlement and patent licensing. When a patent license agreement is entered into prior to the commencement of litigation, we report the proceeds of such transaction as licensing revenue in the period in which such proceeds are received, subject to the revenue recognition criteria described above.

On February 15, 2007, the we entered into a patent license agreement with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc.  Under this agreement, CPI dismissed its infringement suit against Tandberg, Tandberg dismissed its infringement suit against us, and the we cross-licensed each other’s patent portfolios.  The agreement resulted in a payment of $12.0 million to the us from Tandberg.  We recognized the gross proceeds of $12.0 million from the patent license agreement as income from settlement and patent licensing within operations in the three months ended March 31, 2007.  To recognize the proceeds as revenue, we would have required sufficient history of transactions in order to isolate the aspect of the settlement attributable to the gain associated with the process of litigation, separate from commercial compensation for the use of the our intellectual property.  Sufficient evidence was not available to allow this distinction.   The patent license agreement with Tandberg includes a ten year capture period, extending from the date of the agreement, during which patents filed with a  priority date within the capture period would be licensed in addition to exsiting patents on the agreement date.  However, such additional patents would be licensed under the agreement solely for purposes of the manufacture, sale, license or other transfer of existing products of Tandberg and products that are closely related enhancements of such products based primarily and substantially on the existing products.  We reviewed the existing products of Tandberg and considered the likelihood that future patent filings by us would relate to or otherwise affect existing Tandberg products and closely related enhancements thereto.  We concluded that the filing for such additional patents was unlikely, and therefore concluded that the ten year capture period was not material from an accounting perspective related to recognition.

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends, the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts were to be understated, our operating results would be negatively affected by the correction. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of March 31, 2007, three customers represented 27%, 21% and 16% of our accounts receivable balance, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2006, three customers represented 44%, 20% and 20% of our accounts receivable balance, each of whom represented more than 10% of our gross accounts receivable.

Valuation of Inventories

We record a provision for obsolete or excess inventory for systems and components that are no longer manufactured or are at risk of being replaced with new versions of our product. In determining the allowance for obsolete or excess inventory, we look at our forecasted demand, versus quantities on hand and commitments. Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory, commitments, and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, provision for purchase commitments and charges against earnings may be required, which would negatively affect our operating results for that period.

Stock Compensation

We account for stock based compensation to employee and non-employees according to the FASB SFAS No. (R), Share-Based Payment (SFAS No. 123R), which is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes-Merton assumptions such as stock price volatility and expected option terms, as well as expected option forfeiture rates to value equity-based compensation. There is little experience or guidance with respect to developing these assumptions and models. SFAS No. 123R requires the recognition of the fair value of stock compensation in net income (loss). Refer to Note 2 — Stock-Based Compensation in the Notes to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report of Form 10-Q for more information.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue
	Three Months Ended March 31,
	2007	2006
Revenue:
Product	52%	47%
Licensing	10	2
Services, maintenance and support	38	51
Total revenue	100	100
Costs and Expenses:
Cost of product revenue	31	34
Cost of services, maintenance and support revenue	28	33
Income from settlement and patent licensing	(546)	(57)
Research and development	69	69
Sales and marketing	62	70
General and administrative	270	121
Total (income) costs and expenses	(86)	270
Income (loss) from operations	186	(170)
Other income (expense):
Interest income	4	5
Other income (expense), net	(2)	—
Total other income, net	2	5
Net income (loss)	188%	(165)%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Revenue

Total revenue increased by $534,000 or 29%, to $2.4 million for the three month period ended March 31, 2007, from $1.9 million for the three months ended March 31, 2006. This increase was due primarily to a $381,000 increase in product revenue and a $200,000 increase in licensing revenue, partially offset by a $47,000 decrease in services, maintenance and support revenue.

For the three months ended March 31, 2007, revenue from three customers accounted for 69% of total revenue, each of whom accounted for greater than 10% of total revenue. For the three months ended March 31, 2006, revenue from three customers accounted for 91% of total revenue, each of whom accounted for greater than 10% of total revenue. The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

Costs and Expenses

Cost of product revenue. Cost of product revenue increased by $97,000, or 15%, to $729,000 for the three months ended March 31, 2007, from $632,000 for the three months ended March 31, 2006. This increase in cost of product revenue was due to the increase in product sales.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue increased by $69,000, or 11%, to $676,000 for the three months ended March 31, 2007, from $607,000 for the three months ended March 31, 2006. The increase was due primarily to the allocation of labor costs to a funded software project during the quarter ended March 31, 2007.  We expect cost of services, maintenance and support revenue to vary in the future due to labor costs associated with funded software projects.

Income from settlement and patent licensing. Income from settlement and patent licensing increased by $12.0 million, or 1,135% to $13.1 million for the three month period ended March 31, 2007, from $1.1 million for the three month period ended  March 31, 2006. The increase was due to the settlement and  patent license agreement entered into with Tandberg ASA and its subsidiaries  in February 2007, which resulted  in a cash payment to us of $12.0 million. Income from settlement and patent licensing for the three months ended March 31, 2007 and 2006 also reflects the amortization in each period of $1.1 million of the $21.1 million in net proceeds from our November 2004  settlement and cross-license agreement with Polycom, Inc., which is being recognized over a five year period beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses increased by $385,000, or 30%, to $1.7 million for the three months ended March 31, 2007 from $1.3 million for the three months ended March 31, 2006. This increase was due primarily to increased recruiting and labor expenses, and to a lesser extent, an increase in stock based compensation of $57,000, partially offset by the allocation of engineering employee expenses to cost of services associated with a funded software project during the quarter ended March 31, 2007.

Sales and marketing. Sales and marketing expenses increased by $189,000, or 15%, to $1.5 million for the three months ended March 31, 2007, from $1.3 million for the three months ended March 31, 2006. The increase was due primarily to increased personnel and personnel related expenses, and to a lesser extent, an increase in stock based compensation of $73,000.

General and administrative. General and administrative expenses increased by $4.2 million, or 186%, to $6.5 million for the three months ended March 31, 2007, from $2.3 million for the three months ended March 31, 2006. The increase was due primarily to the legal expenses, including $3.8 million of contingent legal expenses associated with the settlement of our litigation against Tandberg ASA and its subsidiaries for patent infringement, and to a lesser extent, an increase in our patent filing expense.

Other Income

Other income, net decreased by $38,000, or 40%, to $58,000 for the three months ended March 31, 2007, from $96,000 for the three months ended March 31, 2006. The decrease was due to interest expense on our line of credit advance partially offset by increased interest income from our marketable securities classified as cash equivalents and short and long-term investments.

Liquidity and Capital Resources

We had cash and cash equivalents of $12.3 million as of March 31, 2007, and $7.9 million as of December 31, 2006. For the three months ended March 31, 2007, we had an increase in cash and cash equivalents and short and long-term investments of $4.5 million. The net cash provided by operations of $4.7 million resulted primarily from net income of $4.5 million, an increase in accrued liabilities and other of $1.2 million and non-cash expenses of $729,000, which included $682,000 in non-cash stock based compensation, and a decrease in deferred settlement and patent licensing costs of $318,000 offset by a decrease in deferred income from settlement and patent licensing of $1.3 million, and a decrease in deferred services revenue of $574,000.  The net cash used in investing activities of $314,000 was due to the purchases of property and equipment.  The net cash inflow from financing activities was $129,000, due to the proceeds from the issuance of common stock through our employee stock option and purchase plans.

At March 31, 2007, we had open purchase orders and other contractual obligations of approximately $744,000, primarily related to inventory purchase commitments. We also have commitments that consist of obligations under our operating leases. These purchase order commitments and contractual obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due.

In May 2007, we added 7,900 square foot of office space to our existing lease at our headquarters in San Mateo, California to house operational staff.  The new facilities require minimum payments of approximately $114,000, $281,000, $288,000, $296,000, $303,000 and $76,000 for fiscal years 2007, 2008, 2009, 2010, 2011 and 2012, respectively.

We currently believe that our existing cash and cash equivalents balance and line of credit will provide us with sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of product, services and patent licensing revenues and income, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, and the costs involved in maintaining and enforcing patent claims and other intellectual property rights, all of which may impact our ability to achieve and maintain profitability or generate positive cash flows.

Recently Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”). The standard provides guidance for using fair value to measure assets and liabilities and responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact this standard will have on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 52% of total product and services revenue for the three months ended March 31, 2007 and 49% for the three months ended March 31, 2006. Our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently transacted in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. There has not been a material change in our exposure to interest rate and foreign currency risk since the date of our annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 22, 2007.

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

The following table provides information about our investment portfolio. For investment securities, the table presents cash, cash equivalents and short-term investment, and related weighted average interest rates by category at March 31, 2007.

	Amounts	Weighted Average Interest Rate
	(in thousands)
Description
Cash and cash equivalents:
Cash	$1,424	—
Commercial Paper and US Government Agency Notes	10,915	5.3%
Fair Value at March 31, 2007	$12,339

Item 4T. Controls and Procedures

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

On January 30, 2006, Tandberg Telecom AS, a wholly-owned subsidiary of Tandberg ASA, filed a patent infringement lawsuit against us and CPI in the United States District Court for the Eastern District of Texas. The suit alleged that our videoconferencing products infringe one patent purchased by Tandberg Telecom AS. The patent involved was  U.S. Patent No. 6,621,515, which claims a method and system for routing video calls. We responded to the complaint on March 23, 2006, at which time we asserted that we did not infringe the patent, that the patent was invalid, and that the claim was without merit.

On February 15, 2007, we entered into a patent license agreement with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc. Under this agreement, CPI agreed to dismiss its infringement suit against Tandberg, Tandberg agreed to dismiss its infringement suit against us and CPI, and the companies agreed to cross-license each other’s patent portfolios. The agreement resulted in a payment to us from Tandberg in the amount of $12.0 million.

Item 1a. Risk Factors

Factors Affecting Future Operating Results

We have incurred substantial losses in the past and may not be profitable in the future.

We recorded  net income of $4.5 million for the three months ended March 31, 2007, a net loss of $8.1 million for fiscal year 2006, and a net loss of $5.2 million for fiscal year 2005. As of March 31, 2007, our accumulated deficit was $98.3 million.  Our net income for the three months ended March 31, 2007 was primarily due to the $12.0 million in income from settlement and patent licensing we received from Tandberg ASA in settlement of our litigation with Tandberg.   Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business and pursue licensing opportunities. As a result, to become profitable, we will need to increase our revenue and income from settlement and patent licensing by increasing sales to existing customers and by attracting additional customers and licensees. If our expenses increase more rapidly than our revenue, or if revenue and expense levels remain the same, we may never become profitable. In the quarter ended March 31, 2007 we attained a profit, as we did during the third quarter of 2006, but we may not be able to sustain or increase profitability on a quarterly or annual basis. In addition, if we fail to reach profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

Our market is in the early stages of development, and our system may not be widely accepted.

Our ability to achieve profitability depends in part on the widespread adoption of networked video communications systems and the sale and adoption of our video system in particular. If the market for our system fails to grow or grows more slowly than we anticipate, we may not be able to increase revenue or achieve profitability. The market for our system is relatively new and evolving. We have to devote substantial resources to educate prospective customers about the uses and benefits of our system. Our efforts to educate potential customers may not result in our system achieving broad market acceptance. In addition, businesses that have invested or may invest substantial resources in other video products may be reluctant or slow to adopt our system. Consequently, the conversion from traditional methods of communication to the extensive use of networked video may not occur as rapidly as we wish.

Our lengthy sales cycle to acquire new customers or large follow-on orders may cause our operating results to vary significantly and make it more difficult to forecast our revenue.

We have generally experienced a product sales cycle of four to nine months for new customers or large follow-on orders from existing customers.   This sales cycle is due to the time needed to educate customers about the uses and benefits of our system, and the investment decisions that our prospective customers must make when they decide to buy our system. Many of our prospective customers have neither budgeted expenses for networked video communications systems, or for personnel specifically dedicated to the procurement, installation or support of these systems. As a result, our customers spend a substantial amount of time before purchasing our system in performing internal reviews and obtaining capital expenditure approvals. Economic conditions over the last several years have contributed to additional deliberation and an associated delay in the sales cycle.

Our lengthy sales cycle is one of the factors that has caused, and may continue to cause our operating results to vary significantly from quarter-to-quarter and year-to-year in the future. This makes it difficult for us to forecast revenue, and could cause volatility in the market price of our common stock. A lost or delayed order could result in lower than expected revenue in a particular quarter or year.

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

Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its utilization and resultant value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Excluding licensing and services revenue, product revenue generated from follow-on orders accounted for approximately 95%, 95% and 99% of our product revenue for the three months ended March 31, 2007, and the years ended December 31, 2006 and 2005, respectively. Our future financial performance depends on successful initial installations of our system, and successful generation of follow-on orders as the Avistar network expands within a customer’s organization. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

Because we depend on a few customers for a majority of our product revenue, services revenue, and income from settlement and patent licensing, the loss of one or more of them could cause a significant decrease in our operating results.

To date, a significant portion of our revenue and income from settlement and patent licensing has resulted from sales or licenses to a limited number of customers, particularly Deutsche Bank AG, UBS AG, Polycom, Inc., Tandberg ASA and their affiliates.  Prior to the three month period ended March 31, 2007, income from settlement and patent licensing had come solely from our settlement and patent licensing agreements with Polycom. Collectively, Tandberg, Polycom, Deutsche Bank AG and UBS AG and their affiliates accounted for approximately 94% and 85% of total revenues and income from settlement and patent licensing for the three month periods ended March 31, 2007 and 2006, respectively.  As of March 31, 2007, approximately 64% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2006, approximately 84% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable.

The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could cause our revenue to decline and our losses to increase.  Income from settlement and licensing activities from Tandberg, which was $12.0 million in the first quarter of 2007, was a one time payment from Tandberg and we expect to complete the amortization of the Polycom proceeds in 2009. If we are unable to license our patent portfolio to additional parties on terms equal to or better than our agreements with Polycom and Tandberg, our income from settlement and licensing will decline, which could cause our losses to increase. We currently depend on a limited number of customers with lengthy budgeting cycles and unpredictable buying patterns, and as a result, our revenue from quarter-to-quarter or year-to-year may be volatile. Adverse changes in our revenue or operating results as a result of these budgeting cycles or any other reduction in capital expenditures by our large customers could substantially reduce the trading price of our common stock.

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available on acceptable terms, could cause our business to suffer.

As of March 31, 2007, our accumulated deficit was $98.3 million. Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business and pursue licensing opportunities. As a result, we may need to arrange for the availability of additional funding in addition to our existing line of credit in order to meet our future business requirements. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.

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

•       evolving industry standards; and

•       transition to Internet protocol connectivity for video at the desktop, with increasing availability of bandwidth and improving quality of service.

Our system is designed to work with a variety of hardware and software configurations and data networking infrastructures used by our customers. The majority of these customer networks rely on Microsoft Windows servers. However, our software may not operate correctly on other hardware and software platforms or with other programming languages, database environments and systems that our customers use. Also, we must constantly modify and improve our system to keep pace with changes made to our customers’ platforms, data networking infrastructures, and their evolving ability to integrate video with other applications. This may result in uncertainty relating to the timing and nature of our new release announcements, introductions or modifications, which in turn may cause confusion in the market, with a potentially harmful effect on our business. If we fail to promptly modify or improve our system in response to evolving industry standards or customers’ demands, our system could become less competitive, which would harm our financial condition and reputation.

Difficulties or delays in installing our products could harm our revenue and margins.

We recognize product and installation revenue upon the installation of our system in those cases where we are responsible for installation, which often entails working with sophisticated software, computing and communications systems. If we experience difficulties with installation or do not meet deadlines due to delays caused by our customers or ourselves, we could be required to devote more customer support, technical and other resources to a particular installation. If we encounter delays in installing our products for new or existing customers, or installation requires significant amounts of our professional services support, our revenue recognition could be delayed, our costs could increase and our margins could suffer.

Competition could reduce our market share and decrease our revenue.

The market in which we operate is highly competitive. In addition, because our industry is relatively new and is characterized by rapid technological change, evolving user needs, developing industry standards and protocols and the introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market. Currently, our competition comes from many other kinds of companies, including communication equipment, integrated solution, broadcast video and stand-alone “point solution” providers. Within the video-enabled network communications market, we compete primarily against Polycom, Tandberg ASA, Sony Corporation, Apple Inc., Radvision, Ltd. and Emblaze-VCON Ltd. With increasing interest in the power of video collaboration and the establishment of communities of users, we believe we face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Inc., Avaya, Inc., Microsoft Corporation, Nortel Networks Corporation and WebEx Communications, Inc. (in the process of being acquired by Cisco Systems, Inc.) that enable web-based or network-based video communications with low-cost digital camera systems.

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

We regard our system as open but proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as licensing, non-disclosure and other agreements with our consultants, suppliers, customers and employees. However, these laws and agreements provide only limited protection of our proprietary rights. In addition, we may not have signed agreements in every case, and the contractual provisions that are in place and the protection they produce may not provide us with adequate protection in all circumstances. Although CPI holds patents and has filed patent applications covering some of the inventions embodied in our systems, our means of protecting our proprietary rights may not be adequate. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization and without our detection. In the event that we believe a third party is infringing our intellectual property rights, an infringement claim brought by us could, regardless of the outcome, result in substantial cost to us, divert our management’s attention and resources, be time consuming to prosecute and result in unpredictable damage awards. A third party may also develop similar technology independently, without infringing upon our patents and copyrights. In addition, the laws of some countries in which we sell our system may not protect our software and intellectual property rights to the same extent as the laws of the United States or other countries where we hold patents. As we move to more of a software based system, inadequate licensing controls, unauthorized copying, and use, or reverse engineering of our system could harm our business, financial condition or results of operations.

Others may bring infringement claims against us, which could be time-consuming and expensive to defend.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, and we have been a party to such litigation. The prosecution and defense of these lawsuits where we are involved may require us and CPI to expend significant financial and managerial resources, and therefore may have a material negative impact on our financial position and results of operations. The duration and ultimate outcome of these proceedings are uncertain. We may be a party to additional litigation in the future, to protect our intellectual property or as a result of an alleged infringement of the intellectual property of others. These claims and any resulting lawsuit could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their merit or success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•       stop selling, incorporating or using products or services that use the challenged intellectual property;

•       obtain from the owner of the infringed intellectual property a license to the relevant intellectual property, which may require us to license our intellectual property to such owner, or may not be made available on reasonable terms or at all; and

•       redesign those products or services that use technology that is the subject of an infringement claim.

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

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and certain contract claims and typically limit a customer’s entire remedy to either a refund of the price paid or modification of our system. However, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. Although we maintain product liability (“errors and omissions”) insurance coverage, we cannot assure you that such coverage will be adequate. A product liability, warranty or other claim could harm our business, financial condition and/or results of operations. Performance interruptions at a customer’s site could negatively affect the demand for our system or give rise to claims against us.

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

We depend on outside contract manufacturers to produce components of our systems, such as cameras, microphones, gateway, speakers and monitors that we install at desktops and in conference rooms. One supplier, Pacific Corporation, is a single source supplier for a key component of our product. Another supplier, Pixelworks Inc., is our only current source of a component used in our IP gateway product. In addition, during 2006, we began using an offshore contract resource in China for product development work. Our reliance on these third parties involves a number of risks, including:

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 52% of total revenue for the three months ended March 31, 2007, 75% for the year end December 31, 2006 and 63% for year end December 31, 2005. Some of the risks we may encounter in conducting international business activities include the following:

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 63% of our common stock as of March 31, 2007. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

Changes in stock option accounting rules enacted have and will continue to adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, which may in turn adversely impact our stock price and our ability to attract and retain employees.

In December 2004, the FASB issued SFAS No. 123R, which requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board  Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods.

We expect to continue to grant stock options to employees. The impact of SFAS No. 123R had a material impact on our results of operations.

Item 6. Exhibits

Exhibit No.	Description

10.20+	Patent License Agreement dated February 15, 2007 by and among the Registrant, Collaboration Properties, Inc., Tandberg ASA, Tandberg Telecom AS, and Tandberg, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of May 2007.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ GERALD J. BURNETT
Gerald J. Burnett
Chief Executive Officer, President and
Chairman (Principal Executive Officer)

By:	/s/ ROBERT J. HABIG
Robert J. Habig
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.20+	Patent License Agreement dated February 15, 2007 by and among the Registrant, Collaboration Properties, Inc., Tandberg ASA, Tandberg Telecom AS, and Tandberg, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.