Form 10-Q
period 2007-06-30
AVISTAR COMMUNICATIONS CORP
filed 2007-08-03
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐      No ☒

At July 25, 2007, 34,310,542 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

`PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

as of June 30, 2007 and December 31, 2006

(in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$10,138	$7,854
Accounts receivable, net of allowance for doubtful accounts of $53 and $51 at June 30, 2007 and December 31, 2006, respectively	1,102	1,409
Inventories, including inventory shipped to customers’ sites, not yet installed of $3 and $70 at June 30, 2007 and December 31, 2006, respectively	559	712
Deferred settlement and patent licensing costs	1,256	1,256
Prepaid expenses and other current assets	453	534
Total current assets	13,508	11,765
Property and equipment, net	583	256
Long-term deferred settlement and patent licensing costs	1,754	2,391
Other assets	289	287
Total assets	$16,134	$14,699

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Line of credit	$3,000	$3,000
Accounts payable	1,138	1,578
Deferred income from settlement and patent licensing	5,520	5,520
Deferred services revenue and customer deposits	861	1,979
Accrued liabilities and other	1,565	2,263
Total current liabilities	12,084	14,340
Long-term liabilities:
Long-term deferred income from settlement and patent licensing	7,564	10,308
Total liabilities	19,648	24,648
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at June 30, 2007 and December 31, 2006; 35,487,167 and 35,219,768 shares issued at June 30, 2007 and December 31, 2006, respectively	35	35
Less: treasury common stock, 1,181,625 shares at June 30, 2007 and December 31, 2006, at cost	(53)	(53)
Additional paid-in-capital	94,419	92,865
Accumulated deficit	(97,915)	(102,796)
Total stockholders’ equity (deficit)	(3,514)	(9,949)
Total liabilities and stockholders’ equity (deficit)	$16,134	$14,699

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended June 30, 2007 and 2006

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(unaudited)		(unaudited)

Revenue:
Product	$704	$970	$1,962	$1,847
Licensing	4,321	39	4,553	71
Services, maintenance and support	873	745	1,775	1,694
Total revenue	5,898	1,754	8,290	3,612
Costs and Expenses:
Cost of product revenue*	711	721	1,440	1,353
Cost of services, maintenance and support revenue*	571	385	1,247	992
Income from settlement and patent licensing	(1,057)	(1,057)	(14,114)	(2,114)
Research and development*	1,840	1,445	3,497	2,717
Sales and marketing*	1,547	1,479	3,036	2,779
General and administrative*	1,948	2,570	8,411	4,826
Total costs and expenses	5,560	5,543	3,517	10,553
Income (loss) from operations	338	(3,789)	4,773	(6,941)
Other Income (Expense):
Interest income	101	77	214	180
Other (expense) income, net	(51)	(8)	(106)	(15)
Total other income (expense), net	50	69	108	165
Net income (loss)	$388	$(3,720)	$4,881	$(6,776)

Net income (loss) per share - basic and diluted	$0.01	$(0.11)	$0.14	$(0.20)
Weighted Average Shares Used in Calculating
Basic net income (loss) per share	34,230	33,880	34,166	33,857
Diluted net income (loss) per share	35,008	33,880	35,072	33,857

*Including Stock Based Compensation of:
Cost of product, services, maintenance and support revenue	$53	$37	$113	$73
Research and development	180	150	384	297
Sales and marketing	108	120	293	232
General and administrative	235	191	468	371
	$576	$498	$1,258	$973

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2007 and 2006

(in thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$4,881	$(6,776)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	148	190
Stock based compensation for options issued to consultants and employees	1,258	973
Provision for doubtful accounts	2	(64)
Changes in assets and liabilities:
Accounts receivable	305	635
Inventories	153	(153)
Prepaid expenses and other current assets	81	88
Deferred settlement and patent licensing costs	637	658
Other assets	(2)	196
Accounts payable	(440)	195
Deferred income from settlement and patent licensing and other	(2,744)	(2,735)
Deferred services revenue and customer deposits	(1,118)	284
Accrued liabilities and other	(698)	979
Net cash provided by (used in) operating activities	2,463	(5,530)

Cash Flows from Investing Activities:
Maturities of short-term investments	—	1,680
Purchase of property and equipment	(475)	(234)
Net cash (used in) provided by investing activities	(475)	1,446

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	296	139
Net cash provided by financing activities	296	139
Net increase (decrease) in cash and cash equivalents	2,284	(3,945)
Cash and cash equivalents, beginning of period	7,854	8,216
Cash and cash equivalents, end of period	$10,138	$4,271

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

Basis of Presentation

The unaudited condensed consolidated balance sheet as of June 30, 2007 presents the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (“ASUK”) and CPI, after the elimination of all intercompany accounts and transactions. The unaudited condensed consolidated balance sheet of Avistar as of December 31, 2006 was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and footnote disclosures normally included have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations and have not been material.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $97.9 million as of June 30, 2007. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. Investment securities held with intent to reinvest or hold for longer than a year or with remaining maturities of one year or more are considered long-term investments. The Company’s cash equivalents at December 31, 2006 and June 30, 2007 consisted of money market funds and short-term commercial paper with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

The Company accounts for its short-term and long-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions, and the operational performance and other specific factors relating to the businesses underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments at June 30, 2007 or December 31, 2006.

Cash and cash equivalents consisted of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
	(Unaudited)

Cash and cash equivalents:
Cash	$4,819	$4,224
Commercial paper cash equivalents	5,319	3,630
Total cash and cash equivalents	$10,138	$7,854

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s revenues for the three and six months ended June 30, 2007 and 2006. Revenues to these customers as a percentage of total revenues were as follows for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Customer A	68%	* %	48%	*	%
Customer B	11%	41%	16%	39%
Customer C	10%	32%	16%	36%
Customer D	* %	12%	* %	*	%

* Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of June 30, 2007, the Company had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities, primarily in the financial services industry. As of June 30, 2007, approximately 71% of gross accounts receivable were concentrated with three customers, each of whom represented more than 10% of the Company’s total gross accounts receivable balance. As of December 31, 2006, approximately 84% of accounts receivable were concentrated with three customers, each of whom represented more than 10% of the Company’s total gross accounts receivable balance. No other customers individually accounted for greater than 10% of total accounts receivable as of June 30, 2007 and December 31, 2006.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
	(Unaudited)
Raw materials and subassemblies	$42	$59
Finished goods	514	583
Inventory shipped to customer sites, not yet installed	3	70
	$559	$712

Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of June 30, 2007 and December 31, 2006, the Company had billed approximately $3,000 and $70,000, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer. Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

Revenue Recognition and Deferred Revenue

The Company recognizes product and services revenue in accordance with Statement of Position (“SOP”) 97-2(“SOP 97-2”), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The Company derives product revenue from the sale and licensing of a set of desktop (endpoint) products (hardware and software) and infrastructure products (hardware and software) that combine to form an Avistar video-enabled collaboration solution. Services revenue includes revenue from installation services, post-contract customer support, training and software development. The installation services that the Company offers to customers relate to the physical set-up and configuration of desktop and infrastructure components of the Company’s solution. The fair value of all product, installation services, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

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

Payment for product is due upon shipment, subject to specific payment terms. Payment for installation and professional services is due upon providing the services, subject to specific payment terms. Reimbursements received for out-of-pocket expenses and shipping costs incurred during installation and support services, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.

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

The Company also recognizes revenue from the licensing of its intellectual property portfolio according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to the Company’s intellectual property is granted after the commencement of litigation between the Company and the licensee, the proceeds of such transaction are recognized as licensing revenue by the Company only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, consistent with Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6, Elements of Financial Statements (“CON No. 6”). As of June 30, 2007, these criteria for recognizing license revenue following the commencement of litigation had not been met, and proceeds received after commencement of litigation have therefore been recorded in “income from settlement and patent licensing” activities.

In June 2007, the Company entered into a Patent License Agreement with Radvision Ltd.  Under the license agreement, the Company and its subsidiaries granted Radvision and its subsidiaries a license in the field of videoconferencing to all of CPI’s patents, patent applications and patents issuing therefrom with a filing date on or before May 15, 2007.  Also under the license agreement, Radvision granted to the Company and its subsidiaries a license in the field of videoconferencing to all of Radvision’s patents, patent applications and patents issuing therefrom with a filing date on or before May 15, 2007.  As partial consideration for the licenses and releases granted under the agreement, Radvision made a one-time license payment to the Company of $4.0 million, which was recognized as licensing revenue in the three months ended June 30, 2007.

Income from Settlement and Patent Licensing

The Company recognizes the proceeds from settlement and patent licensing agreements based on the terms involved. When litigation has been filed prior to a settlement and patent licensing agreement, and insufficient historical evidence exists for the determination of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, the Company reports all proceeds in “income from settlement and patent licensing” within operating costs and expenses. The gain portion of the proceeds, when sufficient historical evidence exists to segregate the proceeds, would be reported in other income according to FASB SFAS No. 5, Accounting for Contingencies. When a patent license agreement is entered into prior to the commencement of litigation, the Company reports the proceeds of such transaction as licensing revenue in the period in which such proceeds are received, subject to the revenue recognition criteria described above.

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

On February 15, 2007, the Company entered into a Patent License Agreement with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc.  Under this agreement, CPI dismissed its infringement suit against Tandberg, Tandberg dismissed its infringement suit against Avistar, and the companies cross-licensed each other’s patent portfolios.  The agreement resulted in a payment of $12.0 million to the Company from Tandberg.  The Company recognized the gross proceeds of $12.0 million from the patent license agreement as income from settlement and patent licensing within operations in the three months ended March 31, 2007.  To recognize the proceeds as revenue, the Company would have required sufficient history of transactions in order to isolate the aspect of the settlement attributable to the gain associated with the process of litigation, separate from commercial compensation for the use of the Company’s intellectual property.  Sufficient evidence was not available to allow this distinction.   The Patent License Agreement with Tandberg includes a ten year capture period, extending from the date of the agreement, during which patents filed with a priority date within the capture period would be licensed in addition to existing patents on the agreement date.  However, such additional patents would be licensed under the agreement solely for purposes of the manufacture, sale, license or other transfer of existing products of Tandberg and products that are closely related enhancements of such products based primarily and substantially on the existing products.  The Company reviewed the existing products of Tandberg and considered the likelihood that future patent filings by Avistar or CPI would relate to or otherwise affect existing Tandberg products and closely related enhancements thereto.  The Company concluded that the filing for such additional patents was unlikely, and therefore concluded that the ten year capture period was not material from an accounting perspective related to recognition.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment. (“SFAS No. 123R”) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The effect of recording stock-based compensation for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Stock-based compensation expense by type of award:
Employee stock options	$503	$450	$1,139	$863
Non-employee stock options	43	22	59	40
Employee stock purchase plan	30	26	60	70
Total stock-based compensation	576	498	1,258	973
Tax effect on stock-based compensation	—	—	—	—
Net effect of stock-based compensation on net income (loss)	$576	$498	$1,258	$973

As of June 30, 2007, the Company had an unrecognized deferred stock-based compensation balance related to stock options of approximately $5.6 million before estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 3% for its executive options and 20% for non-executive options. Accordingly, as of June 30, 2007, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $1.1 million, and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $4.5 million after estimated forfeitures and will be recognized over an estimated weighted average amortization period of 2.2 years. During the three months ended June 30, 2007, the Company granted 1,231,500 stock options, with an estimated total grant-date fair value of $1.8 million.  During the six month ended June 30, 2007, the Company granted 1,519,500 stock options, with an estimated total grant-date fair value of $2.3 million.

Valuation Assumptions

The Company estimated the fair value of stock options granted during the three and six months ended June 30, 2007 and 2006 using a Black-Scholes-Merton valuation model, consistent with the provisions of SFAS No. 123R and SEC Staff Accounting Bulletin (SAB) No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

Employee Stock Option Plan

	Three and Six Months Ended June 30,
	2007	2006
Expected dividend	—%	—%
Average risk-free interest rate	4.7%	4.8%
Expected volatility	136%	144%
Expected term (years)	6.1	6.1

Employee Stock Purchase Plan

	Three and Six Months Ended June 30,
	2007	2006
Expected dividend	—%	—%
Average risk-free interest rate	5.1%	2.8%
Expected volatility	96%	113%
Expected term (months)	6.0	6.0

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

3. Related Party Transactions

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), served as a director of the Company from February 2001 until June 2007. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During each of the six months ended June 30, 2007 and 2006, payments of approximately $86,000 were made to WSGR for legal services provided to the Company.

4. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share of common stock is presented in conformity with SFAS No. 128 (“SFAS No. 128”), Earnings Per Share, for all periods presented.

In accordance with SFAS No. 128, basic net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. For the three and six months ended June 30, 2007, due to the Company’s net income for the periods, the Company included the net effect of the weighted average number of shares and potential common shares outstanding during the period in the calculation of diluted net income per share.   The Company excluded all outstanding stock options from the calculation of diluted net loss per share for the three and six months ended June 30, 2006, because all such securities are antidilutive (owing to the fact that the Company was in a loss position during the time periods). Accordingly, diluted net loss per share is equal to basic net loss per share for the three and six months ended June 30, 2006.

The following table set forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Numerator:
Net income (loss)	$388	$(3,720)	$4,881	$(6,776)
Denominator:
Basic weighted average shares outstanding	34,230	33,880	34,166	33,857
Add: dilutive employee and non employee stock options	778	—	906	—
Diluted weighted average shares outstanding	35,008	33,880	35,072	33,857
Basic and diluted net income (loss) per share	$.01	$(0.11)	$0.14	$(0.20)

The total number of potential common shares excluded from the calculations of diluted net loss per share was 2,450,073 and 2,794,151 for the three and six months ended June 30, 2006.

5. Income Taxes

Income taxes are accounted for using an asset and liability approach in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements and  tax returns. The measurement of current and deferred tax liabilities and assets are based on the provisions of enacted tax law. The effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Deferred tax assets and liabilities are determined based on the difference between the financial statement, and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized.

Effective January 1, 2007, we adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. FIN No. 48 contains a two-step approach for recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates it probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

	CPI	Avistar	Reconciliation	Total
Three Months Ended June 30, 2007
Revenue	$5,298	$1,657	$(1,057)	$5,898
Depreciation expense	—	(98)	—	(98)
Total costs and expenses	(765)	(5,852)	1,057	(5,560)
Interest income	—	101	—	101
Net income (loss)	4,533	(4,145)	—	388
Assets	3,624	12,510	—	16,134
Three Months Ended June 30, 2006
Revenue	$1,096	$1,715	$(1,057)	$1,754
Depreciation expense	—	(76)	—	(76)
Total costs and expenses	(1,573)	(5,027)	1,057	(5,543)
Interest income	—	77	—	77
Net loss	(477)	(3,243)	—	(3,720)
Assets	4,318	9,107	—	13,425
Six Months Ended June 30, 2007
Revenue	$18,587	$3,817	$(14,114)	$8,290
Depreciation expense	—	(148)	—	(148)
Total costs and expenses	(5,920)	(11,711)	14,114	(3,517)
Interest income	—	214	—	214
Net income (loss)	12,667	(7,786)	—	4,881
Assets	3,624	12,510	—	16,134
Six Months Ended June 30, 2006
Revenue	$2,185	$3,541	$(2,114)	$3,612
Depreciation expense	—	(190)	—	(190)
Total costs and expenses	(2,786)	(9,881)	2,114	(10,553)
Interest income	—	180	—	180
Net loss	(601)	(6,175)	—	(6,776)
Assets	4,318	9,107	—	13,425

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 89% and 57% of total product and services revenue for the three months ended June 30, 2007 and 2006, respectively. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 78% and 53% of total product and services revenue for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, international revenues from customers in the United Kingdom accounted for 74% and 22%, of total product and services revenue, respectively. For the six months ended June 30, 2007 and 2006, international revenues from customers in the United Kingdom accounted for 55% and 16%, of total product and services revenue, respectively. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

7.              Commitments and Contingencies

Legal Proceeding

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

On February 15, 2007, CPI entered into a Patent License Agreement with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc. Under this agreement, CPI agreed to dismiss its infringement suit against Tandberg, Tandberg agreed to dismiss its infringement suit against Avistar, and the companies agreed to cross-license each other’s patent portfolios. The agreement resulted in a payment to CPI from Tandberg in the amount of $12.0 million.

Software Indemnifications

Avistar enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Avistar indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Avistar’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments Avistar could be required to make under these indemnification agreements is generally limited to the cost of products purchased per customer, but may be unlimited when customer purchases are considered in aggregate. Avistar has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, Avistar has no liabilities recorded for these agreements as of June 30, 2007.

Commitments

In May 2007, Avistar added 7,900 square feet of office space to its existing lease at its headquarters in San Mateo, California to house engineering staff.  The new facilities require minimum payments of approximately $114,000, $281,000, $288,000, $296,000, $303,000 and $76,000 for fiscal years 2007, 2008, 2009, 2010, 2011 and 2012, respectively.

8.              Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). The standard provides guidance for using fair value to measure assets and liabilities and responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No.  157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact this standard will have on its financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No. 159”). The standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. Statement No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is evaluating the impact this standard will have on its financial position or results of operations.

9.     Subsequent Event

On July 16, 2007, Simon Moss was appointed as President of the Company with global responsibility for all of the Company’s products and services.   The Employment Agreement between the Company and Mr. Moss, provides for (a) a base salary of $250,000 per year, (b) an option to purchase 1,100,000 shares of Avistar’s Common Stock at an exercise price per share equal to the fair market value of such stock on the date of grant, which option will vest over four years, subject to continued employment, (c) additional option grants upon achievement of certain performance milestones to be set by the Company’s compensation committee, (d) an annual cash bonus, which will be subject to achievement of performance milestones to be set by the compensation committee, with a maximum total bonus of $87,500 for 2007, and $175,000 for 2008, (e) employee benefits made available by the Company to its executive officers, (f) severance benefits if Mr. Moss is terminated without cause prior to a change of control equal to (i) six months of base salary, (ii) six months of health and life insurance coverage, and (iii) a pro rata portion of his annual bonus earned through the date of termination, and (g) if a change of control occurs prior to July 16, 2009, 50% of the shares subject to the Option will become fully vested and exercisable.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent application and issuance. As of June 30, 2007, we hold 76 U.S. and foreign patents, all of which have been licensed to third parties. We continue to pursue opportunities to license these patents to others in the collaboration technology marketplace.

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

•                  Valuation of accounts receivable;

•                  Valuation of inventories; and

•                  Stock based compensation.

Revenue Recognition

We derive product revenue from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. We also derive revenue from fees for installation, maintenance, support, training services and software development. In addition, we derive revenue from the licensing of our intellectual property portfolio. Product revenue as a percentage of total revenue was 12% and 55% for the three months ended June 30, 2007 and 2006, respectively.  We recognize product and services revenue in accordance with Statement of Position (“SOP”)  97-2(“SOP 97-2”), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We derive product revenue from the sale and licensing of a set of desktop (endpoint) products (hardware and software) and infrastructure products (hardware and software) that combine to form an Avistar video-enabled collaboration solution. Services revenue includes revenue from installation services, post-contract customer support, training, out of pocket expenses, freight and software development. The installation services that we offer to customers relate to the physical set-up and configuration of desktop and infrastructure components of our solution. The fair value of all product, installation services, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

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

Payment for product is due upon shipment, subject to specific payment terms. Payment for installation and professional services is due upon providing the services, subject to specific payment terms. Reimbursements received for out of pocket expenses and shipping costs incurred during installation and support services have not been significant to date. These expenses are recognized as revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.

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

We also recognize revenue from the licensing of our intellectual property portfolio, according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to our intellectual property is granted after the commencement of litigation between us and the licensee, the proceeds of such transaction are recognized as licensing revenue by us only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, consistent with Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6, Elements of Financial Statements. As of June 30, 2007, these criteria for recognizing license revenue following the commencement of litigation have not been met, and proceeds received after commencement of litigation have therefore been recorded in “income from settlement and licensing” activities.

In June 2007, we entered into a Patent License Agreement with Radvision Ltd.  Under the license agreement, we granted Radvision and its subsidiaries a license in the field of videoconferencing to all of CPI’s patents, patent applications and patents issuing therefrom with a filing date on or before May 15, 2007.  Also under the license agreement, Radvision granted to us a license in the field of videoconferencing to all of Radvision’s patents, patent applications and patents issuing therefrom with a filing date on or before May 15, 2007.  The license agreement includes mutual releases of the parties from claims of past infringement of the licensed patents.  As partial consideration for the licenses and releases granted under the agreement, Radvision made a one-time license payment to us of $4.0 million, which was recognized as licensing revenue in the three months ended June 30, 2007.

To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank AG and UBS AG and their affiliates. Collectively, Deutsche Bank AG and UBS AG and their affiliates accounted for approximately 32% and 75% of total revenue for the six month periods ended June 30, 2007 and 2006, respectively. As of June 30, 2007, approximately 71% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable. As of June 30, 2006, approximately 50% of our gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of our gross accounts receivable.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 89% and 57% of total revenue for the three months ended June 30, 2007 and 2006, respectively.

Income from Settlement and Patent Licensing

We recognize the proceeds from settlement and patent licensing agreements based on the terms involved. When litigation has been filed prior to a settlement and patent licensing agreement, and insufficient historical evidence exists for the determination of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, we report all proceeds in “income from settlement and patent licensing” within operating costs and expenses. The gain portion of the proceeds, when sufficient historical evidence exists to segregate the proceeds, would be reported in other income according to Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. To date, all proceeds from settlement and patent licensing agreements entered into following the commencement of litigation have been reported as income from settlement and patent licensing. When a patent license agreement is entered into prior to the commencement of litigation, we report the proceeds of such transaction as licensing revenue in the period in which such proceeds are received, subject to the revenue recognition criteria described above.

On February 15, 2007, we entered into a Patent License Agreement with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc.  Under this agreement, CPI dismissed its infringement suit against Tandberg, Tandberg dismissed its infringement suit against us, and the we cross-licensed each other’s patent portfolios.  The agreement resulted in a payment of $12.0 million to the us from Tandberg.  We recognized the gross proceeds of $12.0 million from the patent license agreement as income from settlement and patent licensing within operations in the three months ended March 30, 2007.  To recognize the proceeds as revenue, we would have required sufficient history of transactions in order to isolate the aspect of the settlement attributable to the gain associated with the process of litigation, separate from commercial compensation for the use of the our intellectual property.  Sufficient evidence was not available to allow this distinction.   The Patent License Agreement with Tandberg includes a ten year capture period, extending from the date of the agreement, during which patents filed with a priority date within the capture period would be licensed in addition to existing patents on the agreement date.  However, such additional patents would be licensed under the agreement solely for purposes of the manufacture, sale, license or other transfer of existing products of Tandberg and products that are closely related enhancements of such products based primarily and substantially on the existing products.  We reviewed the existing products of Tandberg and considered the likelihood that future patent filings by us would relate to or otherwise affect existing Tandberg products and closely related enhancements thereto.  We concluded that the filing for such additional patents was unlikely, and therefore concluded that the ten year capture period was not material from an accounting perspective related to recognition.

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends, the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts were to be understated, our operating results would be negatively affected by the correction. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of June 30, 2007, three customers represented 28%, 25% and 18% of our accounts receivable balance, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2006, three customers represented 44%, 20% and 20% of our accounts receivable balance, each of whom represented more than 10% of our gross accounts receivable.

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

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue		Percentage of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Product	12%	55%	24%	51%
Licensing	73	2	55	2
Services, maintenance and support	15	43	21	47
Total revenue	100	100	100	100
Costs and Expenses:
Cost of product revenue	12	41	17	37
Cost of services, maintenance and support revenue	10	22	15	28
Income from settlement and patent licensing	(18)	(60)	(170)	(59)
Research and development	31	82	42	75
Sales and marketing	26	84	37	77
General and administrative	33	147	101	134
Total costs and expenses	94	316	42	292
Net income (loss)	6	(216)	58	(192)
Other income (expense):
Interest income	2	4	2	5
Other expense, net	(1)	—	(1)	(1)
Total other income, net	1	4	1	4
Net income (loss)	7%	(212)%	59%	(188)%

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Revenue

Total revenue increased by $4.1 million or 236%, to $5.9 million for the three month period ended June 30, 2007, from $1.8 million for the three months ended June 30, 2006. This increase was due primarily to a $4.0 million increase in licensing revenue associated with our license agreement with Radvision, entered into during the three month period ended June 30, 2007.

•   Product revenue decreased by $266,000, or 27%, to $704,000 for the months ended June 30, 2007, from $970,000 for the three months ended June 30, 2006. The decrease was due to lower new customer revenue in the three month period ended June 30, 2007, as compared to the same period in 2006.

•   Licensing revenue, relating to the licensing of our patent portfolio, increased to $4.3 million for the three months ended June 30, 2007, from $39,000 for the three months ended June 30, 2006. The increase was primarily attributable to new licensing agreements signed in 2007, including the license agreement with Radvision which resulted in $4.0 million in licensing revenue for the three months ended June 30, 2007.

•   Services, maintenance and support revenue, which includes our installation services, funded software development and maintenance and support, increased by $128,000, or 17%, to $873,000 for the three months ended June 30, 2007, from $745,000 for the three months ended June 30, 2006. The increase was primarily due to increased funded software development revenue, offset by a slight decrease in renewals of annual maintenance and support contracts and installation revenues.

For the three months ended June 30, 2007, revenue from three customers accounted for 89% of total revenue, each of whom accounted for greater than 10% of total revenue.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

Costs and Expenses

Cost of product revenue. Cost of product revenue decreased by $10,000, or 1%, to $711,000 for the three months ended June 30, 2007, from $721,000 for the three months ended June 30, 2006. This decrease in cost of product revenue was due to the associated decrease in product sales for the three months ended June 30, 2007.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue increased by $186,000, or 48%, to $571,000 for the three months ended June 30, 2007, from $385,000 for the three months ended June 30, 2006. The increase was due primarily to the allocation of labor costs to a funded software project during the quarter ended June 30, 2007.  We expect cost of services, maintenance and support revenue to vary in the future due to labor costs associated with funded software projects.

Income from settlement and patent licensing. Income from settlement and patent licensing was $1.1 million for the three month periods ended June 30, 2007 and June 30, 2006, reflecting the amortization of the net proceeds from the November 2004 Polycom settlement and cross-license agreement over a five year period beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses increased by $395,000, or 27%, to $1.8 million for the three months ended June 30, 2007 from $1.4 million for the three months ended June 30, 2006.  This increase was primarily due to an increase in personnel and personnel related expenses.

Sales and marketing. Sales and marketing expenses were consistent at $1.5 million for each of the three months ended June 30, 2007 and 2006.

General and administrative. General and administrative expenses decreased by $622,000 or 24% to $1.9 million for the three months ended June 30, 2007, from $2.6 million for the three months ended June 30, 2006. The decrease was due primarily to a reduction in legal expenses associated with the settlement of litigation against Tandberg ASA and its subsidiaries for patent infringement in February 2007, partially offset  by an increase in our patent filing expense in the three months ended June 30, 2007.

Other Income

Other income, net decreased by $19,000, or 28%, to $50,000 for the three months ended June 30, 2007, from $69,000 for the three months ended June 30, 2006. The decrease was due to interest expense on our line of credit advance, partially offset by increased interest income from our marketable securities classified as cash equivalents and short and long-term investments.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Revenue

Total revenue increased by $4.7 million, or 130%, to $8.3 million for the six months ended June 30, 2007, from $3.6 million for the six months ended June 30, 2006. The increase was primarily the result of the $4.0 million increase in licensing revenue associated with our license to Radvision in the six months ended June 30, 2007. For the six months ended June 30, 2007, revenue from three customers accounted for 80% of total revenue, each of whom accounted for greater than 10% of total revenue. For the six months ended June 30, 2006, revenue from two customers accounted for 75% of total revenue, each of whom accounted for greater than 10% of total revenue. We expect that there will be significant customer concentration in future quarters.  The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

•   Product revenue increased by $115,000, or 6%, to $2.0 million for the six months ended June 30, 2007, from $1.8 million for the six months ended June 30, 2006. The increase was due to increased purchasing of products to  upgrade existing infrastructure among our existing customer base, and increased sales of products to new customers in the six month period ended June 30, 2007 as compared to the same period in 2006.

•   Licensing revenue, relating to the licensing of our patent portfolio, increased to $4.5 million for the six months ended June 30, 2007, from $71,000 for the six months ended June 30, 2006. The increase was primarily attributable to the new licensing agreement signed in 2007 with Radvision, which resulted in $4.0 million in licensing revenue for the six months ended June 30, 2007.

•   Services, maintenance and support revenue, which includes our installation services, funded software development and maintenance and support, increased by $81,000, or 5%, to $1.8 million for the six months ended June 30, 2007, from $1.7 million for the six months ended June 30, 2006. The increase was primarily due to increased funded software development revenue, offset by a decrease in renewals of annual maintenance and support contracts and installation revenues.

Cost of product revenue. Cost of product revenues increased by $87,000, or 6%, to $1.4 million for the six months ended June 30, 2007, from $1.4 million for the six months ended June 30, 2006.  The increase was primarily attributable to increased sales of our products and an increase in personnel and related expenses for the assembly and testing of such products.

Cost of services, maintenance and support revenues. Cost of services, maintenance and support revenues increased by $255,000 or 26% to $1.2 million for the six months ended June 30, 2007, from $992,000 for the six months ended and June 30, 2006.  This increase was attributable in part to an increase in software development costs associated with increased funded software revenue.

Income from settlement and patent licensing. Income from settlement and patent licensing increased by $12.0 million, or 568% to $14.1 million for the six months ended June 30, 2007, from $2.1 million for the six month period ended June 30, 2006. The increase was due to the settlement and Patent License Agreement entered into with Tandberg ASA and its subsidiaries in February 2007, which resulted in a cash payment to us of $12.0 million. The six months ended June 30, 2007 and 2006 also reflects $2.1 million of amortization of the net proceeds from the November 2004 Polycom settlement and cross-license agreement over a five year period beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses increased by $780,000, or 29%, to $3.5 million for the six months ended June 30, 2007 from $2.7 million for the six months ended June 30, 2006. The increase was primarily attributable to an increase in personnel and related expenses.

Sales and marketing. Sales and marketing expenses increased by $257,000, or 9%, to $3.0 million for the six months ended June 30, 2006 from $2.8 million for the six months ended June 30, 2006. The increase was primarily attributable to an increase in personnel and related expenses.

General and administrative. General and administrative expenses increased by $3.6 million, or 74% to $8.4 million for the six months ended June 30, 2007 from $4.8 million for the six months ended June 30, 2006. The increase was due primarily to the legal fees associated with our litigation against Tandberg for patent infringement, and to a lesser extent, an increase in our patent filing expense in the six months ended June 30, 2007.

Other income, net. Other income, net decreased by $57,000, or 35% to $108,000 for the six months ended June 30, 2007 from $165,000 for the six months ended June 30, 2006.  The  decrease was due to a decrease in the balances of cash equivalents on which we earned interest, offset in part by increased interest rates earned on our balances of cash equivalents.

Liquidity and Capital Resources

We had cash and cash equivalents of $10.1 million as of June 30, 2007, and $7.9 million as of December 31, 2006. For the six months ended June 30, 2007, we had an increase in cash and cash equivalents of $2.3 million. The net cash provided by operations of $2.5 million resulted primarily from net income of $4.9 million, non-cash expense of $1.4 million, which included $1.3 million in non-cash stock based compensation, deferred settlement and patent licensing costs of $637,000 and accounts receivable of $305,000, offset by deferred income from settlement and patent licensing of $2.7 million, deferred services revenue of $1.1 million and accrued liabilities and other of $698,000.  The net cash used in investing activities of $475,000 was due to the purchases of property and equipment.  The net cash provided by  financing activities was $296,000, related to the proceeds from the issuance of common stock through our employee stock option and purchase plans.

At June 30, 2007, we had open purchase orders and other contractual obligations of approximately $951,000, primarily related to inventory purchase commitments. We also have commitments that consist of obligations under our operating leases. These purchase order commitments and contractual obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due.

In May 2007, we added 7,900 square feet of office space to our existing lease at our headquarters in San Mateo, California to house engineering staff.  The new facilities require minimum payments of approximately $114,000, $281,000, $288,000, $296,000, $303,000 and $76,000 for fiscal years 2007, 2008, 2009, 2010, 2011 and 2012, respectively.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”). The standard provides guidance for using fair value to measure assets and liabilities and responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact this standard will have on our financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No. 159”) , The standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. Statement No. 159 is effective for fiscal years beginning after November 15, 2007.  We are evaluating the impact this standard will have on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 89% of total product and services revenue for the three months ended June 30, 2007 and 57% for the three months ended June 30, 2006.  International revenue comprised 78% and 53% of total revenues for the six months ended June 30, 2007 and 2006, respectively.  Our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently transacted in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

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

The following table provides information about our investment portfolio. For investment securities, the table presents cash, cash equivalents and short-term investment, and related weighted average interest rates by category at June 30, 2007 and December 31, 2006.

	June 30,	December 31,
	2007	2006
	(Unaudited)
Description
Cash and cash equivalents:
Cash	$4,819	$4,224
Commercial paper cash equivalents	5,319	3,630
Total cash and cash equivalents	$10,138	$7,854

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

On January 30, 2006, Tandberg Telecom AS, a wholly-owned subsidiary of Tandberg ASA, filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The suit alleged that our videoconferencing products infringe one patent purchased by Tandberg Telecom AS. The patent involved was U.S. Patent No. 6,621,515, which claims a method and system for routing video calls. We responded to the complaint on March 23, 2006, at which time we asserted that we did not infringe the patent, that the patent was invalid, and that the claim was without merit.

On February 15, 2007, we entered into a Patent License Agreement with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc. Under this agreement, CPI agreed to dismiss its infringement suit against Tandberg, Tandberg agreed to dismiss its infringement suit against us, and the companies agreed to cross-license each other’s patent portfolios. The agreement resulted in a payment to us from Tandberg in the amount of $12.0 million.

Item 1A. Risk Factors

Factors Affecting Future Operating Results

We have incurred substantial losses in the past and may not be profitable in the future.

We recorded net income of $4.9 million for the six months ended June 30, 2007, a net loss of $8.1 million for fiscal year 2006, and a net loss of $5.2 million for fiscal year 2005. As of June 30, 2007, our accumulated deficit was $97.9 million.  Our net income for the six months ended June 30, 2007 was primarily due to the $12.0 million in income from settlement and patent licensing we received from Tandberg ASA in settlement of our litigation with Tandberg and $4.0 million from a Patent License Agreement with Radvision Ltd.   Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business and pursue licensing opportunities. As a result, to become profitable, we will need to increase our revenue and income from settlement and patent licensing by increasing sales to existing customers, by attracting additional new customers and licensees. If our expenses increase more rapidly than our revenue, we may not remain profitable. Due to the volatility of our product and licensing revenue and our income from settlement and licensing activities, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to maintain profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

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

We have generally experienced a product sales cycle of four to nine months for new customers or large follow-on orders from existing customers.   This sales cycle is due to the time needed to educate customers about the uses and benefits of our system, and the time needed to process the investment decisions that our prospective customers must make when they decide to buy our system. Many of our prospective customers have neither budgeted expenses for networked video communications systems, nor for personnel specifically dedicated to the procurement, installation or support of these systems. As a result, our customers spend a substantial amount of time before purchasing our system in performing internal reviews and obtaining capital expenditure approvals. Economic conditions over the last several years have contributed to additional deliberation and an associated delay in the sales cycle.

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

Because our licensing cycle is a lengthy process, our future revenues and income from settlement and patent licensing from new licensees are difficult to predict. The process of persuading companies to adopt our technologies or convincing them that their products infringe upon our intellectual property rights can be lengthy.  This is especially the case when there is a significant disparity in the financial resources between the companies, and enforcement of our rights requires us to resort to the juridical process.  The proceeds of our intellectual property licensing and enforcement efforts tend to be sporadic and difficult to predict and may not increase or even remain at their current levels in the future. There is also a tendency in the technology industry to close business deals at the end of a quarter, thereby increasing the likelihood that a possible material deal would not be concluded in a current quarter, but slip into a subsequent reporting period. This kind of delay may result in a given quarter’s performance being below analyst or shareholder expectations.

Since a majority of our product revenue has come from follow-on orders, our financial performance could be harmed if we fail to obtain follow-on orders in the future.

Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its utilization and resultant value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Product revenue generated from follow-on orders accounted for approximately 96%, and 92% of our product revenue for the six months ended June 30, 2007 and 2006, respectively. Our future product revenue depends on the adoption of our products by new customers and successful generation of follow-on orders as the Avistar network expands within a customer’s organization. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

Because we depend on a few customers for a majority of our product revenue, services revenue, and income from settlement and patent licensing, the loss of one or more of them could cause a significant decrease in our operating results.

To date, a significant portion of our revenue and income from settlement and patent licensing has resulted from sales or licenses to a limited number of customers, particularly Deutsche Bank AG, UBS AG, Polycom, Inc., Tandberg ASA, Sony, Radvision and their affiliates.  For the six month period ended June 30, 2007, collectively, Deutsche Bank AG, UBS AG, Polycom, Inc., Tandberg ASA, Sony, Radvision and their affiliates accounted for approximately 95% and 85% of total revenues and income from settlement and patent licensing.  As of June 30, 2007, approximately 71% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2006, approximately 84% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable.

The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could cause our revenue to decline and our losses to increase.  Income from settlement and licensing activities from Tandberg, which was $12.0 million in the first quarter of 2007, was a one-time payment from Tandberg and we expect to complete the amortization of the Polycom proceeds in 2009. If we are unable to license our patent portfolio to additional parties on terms equal to or better than our agreements with Polycom and Tandberg, our licensing revenue and our income from settlement and licensing will decline, which could cause our losses to increase. We currently depend on a limited number of customers with lengthy budgeting cycles and unpredictable buying patterns, and as a result, our revenue from quarter-to-quarter or year-to-year may be volatile. Adverse changes in our revenue or operating results as a result of these budgeting cycles or any other reduction in capital expenditures by our large customers could substantially reduce the trading price of our common stock.

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available on acceptable terms, could cause our business to suffer.

As of June 30, 2007, our accumulated deficit was $97.9 million. Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business and pursue licensing opportunities. As a result, we may need to arrange for the availability of additional funding in addition to our existing line of credit in order to meet our future business requirements. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.

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

The market in which we operate is highly competitive. In addition, because our industry is relatively new and is characterized by rapid technological change, evolving user needs, developing industry standards and protocols and the introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market. Currently, our competition comes from many other kinds of companies, including communication equipment, integrated solution, broadcast video and stand-alone “point solution” providers. Within the video-enabled network communications market, we compete primarily against Polycom, Tandberg ASA, Sony Corporation, Apple Inc., Radvision and Emblaze-VCON Ltd.  Many of these companies, including Polycom, Tandberg, Sony, Radvision and Emblaze-VCON have acquired rights to use our patented technology through licensing agreements with us, which, in some cases include rights to use future patents filed by us.  With increasing interest in the power of video collaboration and the establishment of communities of users, we believe we face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Inc., Avaya, Inc., Microsoft Corporation, Nortel Networks Corporation and WebEx Communications, Inc. (in the process of being acquired by Cisco Systems, Inc.) that enable web-based or network-based video communications with low-cost digital camera systems.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 89% and 57% of total revenues for the three months ended June 30, 2007 and 2006, respectively.  International revenue comprised 78% and 53% of total revenues for the six months ended June 30, 2007 and 2006, respectively. Some of the risks we may encounter in conducting international business activities include the following:

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

Some of our products are subject to various federal, state and international laws governing substances and materials in products, including those restricting the presence of certain substances in electronics products. We could incur substantial costs, including fines and sanctions, or our products could be enjoined from entering certain jurisdictions, if we were to violate environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that apply to specified electronics products sold in the European Union (Restriction of Hazardous Substances Directive). The ultimate costs under environmental laws and the timing of these costs are difficult to predict. Similar legislation has been or may be enacted in other regions, including in the United States, the cumulative impact of which could be significant.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 62% of our common stock as of June 30, 2007. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

Changes in stock option accounting rules enacted have and will continue to adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, which may in turn adversely impact our stock price and our ability to attract and retain employees.

On January 1, 2006, we adopted SFAS No. 123R, which requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods.  We expect to continue to grant stock options to employees. The adoption of SFAS No. 123R had, and is expected to continue to have, a material impact on our results of operations.

Item 4. Submission Of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held June 1, 2007 at our offices in San Mateo, California, our stockholders approved the following two matters:

1. A proposal to elect six (6) directors of the Company to serve for the ensuing year and until their successors are elected or until such director’s earlier resignation or removal.

Nominee	For	Against
Gerald J. Burnett	20,219,462	3,167,141
William L. Campbell	19,878,812	3,507,791
R. Stephen Heinrichs	50,082,024	3,498,691
Robert M. Metcalfe	23,338,643	47,960
Craig F. Heimark	23,343,912	42,691
James W. Zeigon	23,343,912	42,691

2. A proposal to ratify the appointment of Burr, Pilger & Mayer LLP as our independent auditors for the fiscal year ending December 31, 2007.

For	Against	Withheld
28,382,455	15,741	120,759

Item 6. Exhibits

Exhibit No.	Description

10.21+	Patent License Agreement dated May 15, 2007 by and among the Registrant, Avistar Systems (UK) Limited, and Radvision LTD.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 3rd day of August 2007.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ GERALD J. BURNETT
Gerald J. Burnett
Chief Executive Officer and
Chairman (Principal Executive Officer)

By:	/s/ ROBERT J. HABIG
Robert J. Habig
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.21+	Patent License Agreement dated May 15, 2007 by and among the Registrant, Avistar Systems (UK) Limited, and Radvision LTD.

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.