Form 10-Q
period 2007-09-30
AVISTAR COMMUNICATIONS CORP
filed 2007-11-13
CIK 1111632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐      No ☒

At November 5, 2007, 34,420,932 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

as of September 30, 2007 and December 31, 2006

(in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,332	$7,854
Short-term investments	795	—
Total cash, cash equivalents and short-term investments	6,127	7,854
Accounts receivable, net of allowance for doubtful accounts of $54 and $51 at September 30, 2007 and December 31, 2006, respectively	1,269	1,409
Inventories, including inventory shipped to customers’ sites, not yet installed of $43 and $70 at September 30, 2007 and December 31, 2006, respectively	490	712
Deferred settlement and patent licensing costs	1,256	1,256
Prepaid expenses and other current assets	471	534
Total current assets	9,613	11,765
Property and equipment, net	777	256
Long-term deferred settlement and patent licensing costs	1,436	2,391
Other assets	289	287
Total assets	$12,115	$14,699

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Line of credit	$3,000	$3,000
Accounts payable	1,614	1,578
Deferred income from settlement and patent licensing	5,520	5,520
Deferred services revenue and customer deposits	1,214	1,979
Accrued liabilities and other	1,456	2,263
Total current liabilities	12,804	14,340
Long-term liabilities:
Long-term deferred income from settlement and patent licensing	6,189	10,308
Total liabilities	18,993	24,648
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at September 30, 2007 and December 31, 2006; 35,603,807 and 35,219,768 shares issued at September 30, 2007 and December 31, 2006, respectively	36	35
Less: treasury common stock, 1,182,875 shares at September 30, 2007 and December 31, 2006, at cost	(53)	(53)
Additional paid-in-capital	95,180	92,865
Accumulated deficit	(102,041)	(102,796)
Total stockholders’ equity (deficit)	(6,878)	(9,949)
Total liabilities and stockholders’ equity (deficit)	$12,115	$14,699

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended September 30, 2007 and 2006

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(unaudited)		(unaudited)
Revenue:
Product	$555	$1,448	$2,517	$3,295
Licensing	313	5,000	4,866	5,071
Services, maintenance and support	883	828	2,658	2,522
Total revenue	1,751	7,276	10,041	10,888
Costs and Expenses:
Cost of product revenue*	658	998	2,098	2,351
Cost of services, maintenance and support revenue*	493	374	1,740	1,366
Income from settlement and patent licensing	(1,057)	(1,057)	(15,171)	(3,171)
Research and development*	2,020	1,517	5,517	4,234
Sales and marketing*	1,583	1,394	4,619	4,173
General and administrative*	2,217	2,280	10,628	7,106
Total costs and expenses	5,914	5,506	9,431	16,059
Income (loss) from operations	(4,163)	1,770	610	(5,171)
Other Income (Expense):
Interest income	93	54	307	234
Other (expense) income, net	(56)	(6)	(162)	(21)
Total other income (expense), net	37	48	145	213
Net income (loss)	$(4,126)	$1,818	$755	$(4,958)

Net income (loss) per share - basic and diluted	$(0.12)	$0.05	$0.02	$(0.15)
Weighted Average Shares Used in Calculating
Basic net income (loss) per share	34,379	33,965	34,238	33,893
Diluted net income (loss) per share	34,379	34,860	35,018	33,893

*Including Stock Based Compensation of:
Cost of product, services, maintenance and support revenue	$29	$40	$142	$113
Research and development	246	164	630	461
Sales and marketing	176	133	469	365
General and administrative	254	200	722	571
	$705	$537	$1,963	$1,510

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2007 and 2006

(in thousands)
	Nine Months Ended
	September 30,	September 30,
	2007	2006
	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$755	$(4,958)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	279	285
Compensation on options issued to consultants and employees	1,963	1,510
Provision for doubtful accounts	3	(55)
Changes in assets and liabilities:
Accounts receivable	137	247
Inventories	222	(198)
Prepaid expenses and other current assets	63	43
Deferred settlement and patent licensing costs	955	976
Other assets	(2)	184
Accounts payable	36	598
Deferred income from settlement and patent licensing	(4,119)	(4,108)
Deferred services revenue and customer deposits	(765)	357
Accrued liabilities and other	(807)	1,345
Net cash used in operating activities	(1,280)	(3,774)

Cash Flows from Investing Activities:
Purchase of short-term investments	(795)	—
Maturities of short-term investments	—	3,067
Purchase of property and equipment	(800)	(279)
Net cash (used in) provided by investing activities	(1,595)	2,788

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	353	290
Net cash provided by financing activities	353	290
Net decrease in cash and cash equivalents	(2,522)	(696)
Cash and cash equivalents, beginning of period	7,854	8,216
Cash and cash equivalents, end of period	$5,332	$7,520

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

Basis of Presentation

The unaudited condensed consolidated balance sheet as of September 30, 2007 presents the consolidated financial position of Avistar and its two wholly-owned operating subsidiaries, Avistar Systems U.K. Limited (“ASUK”) and CPI, after the elimination of all intercompany accounts and transactions. The unaudited condensed consolidated balance sheet of Avistar as of December 31, 2006 was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and footnote disclosures normally included have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations and have not been material.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated annual losses since inception and had an accumulated deficit of $102 million as of September 30, 2007. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, the timing of new product announcements by the Company or its competitors and the timing of the Company’s licensing and settlement activities.

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. Investment securities held with intent to reinvest or hold for longer than a year or with remaining maturities of one year or more are considered long-term investments. The Company’s cash equivalents at December 31, 2006 and September 30, 2007 consisted of money market funds and short-term commercial paper with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

The Company accounts for its short-term and long-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income (expense), net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions, and the operational performance and other specific factors relating to the businesses underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments at December 31, 2006. The Company had no net unrealized losses on its short-term investment securities at September 30, 2007.

Cash, cash equivalents and short-term investments consisted of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)
Cash and cash equivalents:
Cash	$738	$4,224
Commercial paper cash equivalents	4,594	3,630
Total cash and cash equivalents	5,332	7,854
Short-term investments:
Short-term investments (average 35 remaining days to maturity as of September 30, 2007)	795	—
Total cash, cash equivalents and short-term investments	$6,127	$7,854

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s revenues for the three and nine months ended September 30, 2007 and 2006. Revenues to these customers as a percentage of total revenues were as follows for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
	(Unaudited)			(Unaudited)
Customer A	34%	15%		19%	22%
Customer B	30%	*	%	19%	18%
Customer C	18%	69%		* %	46%
Customer D	* %	*	%	40%	* %
________________

* Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of September 30, 2007, the Company had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities, primarily in the financial services industry. As of September 30, 2007, approximately 82% of gross accounts receivable were concentrated with three customers, each of whom represented more than 10% of the Company’s total gross accounts receivable balance. As of December 31, 2006, approximately 84% of accounts receivable were concentrated with three customers, each of whom represented more than 10% of the Company’s total gross accounts receivable balance. No other customers individually accounted for greater than 10% of total accounts receivable as of September 30, 2007 and December 31, 2006.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)
Raw materials and subassemblies	$5	$59
Finished goods	442	583
Inventory shipped to customer sites, not yet installed	43	70
	$490	$712

Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of September 30, 2007 and December 31, 2006, the Company had billedapproximately $43,000 and $70,000, respectively, to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer. Although customers are billed in accordance with customer agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

Revenue Recognition and Deferred Revenue

The Company recognizes product and services revenue in accordance with Statement of Position (“SOP”) 97-2(“SOP 97-2”), Software Revenue Recognition , as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition , With Respect to Certain Transactions . The Company derives product revenue from the sale and licensing of a set of desktop (endpoint) products (hardware and software) and infrastructure products (hardware and software) that combine to form an Avistar video-enabled collaboration solution. Services revenue includes revenue from installation services, post-contract customer support, training and software development. The installation services that the Company offers to customers relate to the physical set-up and configuration of desktop and infrastructure components of the Company’s solution. The fair value of all product, installation services, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

Arrangements that include multiple product and service elements may include software and hardware products, as well as installation services, post-contract customer support and training. Pursuant to SOP 97-2, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below:

•      Persuasive evidence of an arrangement exists . The Company requires a written contract, signed by both the customer and the Company, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement, prior to recognizing revenue on an arrangement.

• Delivery has occurred . The Company delivers software and hardware to customers physically. The standard delivery terms are FOB shipping point.

•      The fee is fixed or determinable . The Company’s determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. The Company’s standard terms generally require payment within 30 to 90 days of the date of invoice. Where these terms apply, the Company regards the fee as fixed or determinable, and recognizes revenue upon delivery (assuming other revenue recognition criteria are met). If the payment terms do not meet this standard, but rather, involve “extended payment terms,” the fee may not be considered to be fixed or determinable and the revenue would then be recognized when customer installments are due and payable.

•      Collectibility is probable . To recognize revenue, the Company judges collectibility of the arrangement fees on a customer-by-customer basis pursuant to a credit review policy. The Company typically sells to customers with which it has had a history of successful collections. For new customers, the Company evaluates the customer’s financial position and ability to pay. If the Company determines that collectibility is not probable based upon the credit review process or the customer’s payment history, revenue is recognized when cash is collected.

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

Payment for product is due upon shipment, subject to specific payment terms. Payment for installation and professional services is due upon providing the services, subject to specific payment terms. Reimbursements received for out-of-pocket expenses and shipping costs incurred during installation and support services, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred .

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

The Company also recognizes revenue from the licensing of its intellectual property portfolio according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to the Company’s intellectual property is granted after the commencement of litigation between the Company and the licensee, the proceeds of such transaction are recognized as licensing revenue by the Company only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, consistent with Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6, Elements of Financial Statements (“CON No. 6”). As of September 30, 2007, these criteria for recognizing license revenue following the commencement of litigation had not been met, and proceeds received after commencement of litigation have therefore been recorded in “income from settlement and patent licensing” activities.

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

The presentation within operating expenses of the Polycom and Tandberg transactions is supported by a determination that the transactions are central to the activities that constitute Avistar’s ongoing major or central operations, but may contain a gain element related to the settlement, which is not considered as revenue under FASB CON No. 6 . The Company did not have sufficient historical evidence to support a reasonable determination of value for the purposes of segregating the transaction into revenue related to the patent licensing and an operating or non-operating gain upon settlement of litigation, resulting in the determination that the entire transaction is more appropriately classified as “income from settlement and patent licensing” within operations, as opposed to revenue.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment. (“SFAS No. 123R”) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s vesting period. The effect of recording stock-based compensation for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Stock-based compensation expense by type of award:
Employee stock options	$668	$481	$1,807	$1,344
Non-employee stock options	7	26	66	66
Employee stock purchase plan	30	30	90	100
Total stock-based compensation	705	537	1,963	1,510
Tax effect on stock-based compensation	—	—	—	—
Net effect of stock-based compensation on net (loss) income	$705	$537	$1,963	$1,510

As of September 30, 2007, the Company had an unrecognized deferred stock-based compensation balance related to stock options of approximately $6.3 million before estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 3% for its executive options and 20% for non-executive options. Accordingly, as of September 30, 2007, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $1.2 million, and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $5.1 million after estimated forfeitures and this net amount will be recognized over an estimated weighted average amortization period of 2.4 years. During the three and nine months ended September 30, 2007, the Company granted 1,152,000 and 2,671,500 stock options, with an estimated total grant-date fair value of $1.5 million and $3.7 million, respectively.  The Company granted 37,000 and 1,403,000 stock options to employees, with an estimated total grant-date fair value of $56,000 and $1.8 million, during the three and nine months ended September 30, 2006, respectively

Valuation Assumptions

The Company estimated the fair value of stock options granted during the three and nine months ended September 30, 2007 and 2006 using a Black-Scholes-Merton valuation model, consistent with the provisions of SFAS No. 123R and SEC Staff Accounting Bulletin (SAB) No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following weighted-average of the assumptions of both the three and nine month periods ended September 30, 2007:

Employee Stock Option Plan

	Three and Nine Months Ended September 30,
	2007	2006
Expected dividend	—%	—%
Risk-free interest rate	4.6%	4.8%
Expected volatility	134%	141%
Expected term (years)	6.1	6.1

Employee Stock Purchase Plan

	Three and Nine Months Ended September 30,
	2007	2006
Expected dividend	—%	—%
Risk-free interest rate	5.0%	4.0%
Expected volatility	154%	89%
Expected term (months)	6.0	6.0

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

3. Related Party Transactions

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), served as a director of the Company from February 2001 until June 2007. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During the nine months ended September 30, 2007 and 2006, payments of approximately $150,000 and $99,000, respectively were made to WSGR for legal services provided to the Company.

4. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share of common stock is presented in conformity with SFAS No. 128 (“SFAS No. 128”), Earnings Per Share, for all periods presented.

In accordance with SFAS No. 128, basic net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. For the nine months ended September 30, 2007 and the three months ended September 30, 2006, due to the Company’s net income for the periods, the Company included the net effect of the weighted average number of shares and potential common shares outstanding during the period in the calculation of diluted net income per share.   The Company excluded all outstanding stock options from the calculation of diluted net loss per share for the three months ended September 30, 2007 and the nine months ended September 30, 2006, because all such securities are anti-dilutive (owing to the fact that the Company was in a loss position during the time periods). Accordingly, diluted net loss per share is equal to basic net loss per share for the three months ended September 30, 2007 and the nine months ended September 30, 2006.

The following table set forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Numerator:
Net income (loss)	$(4,126)	$1,818	$755	$(4,958)
Denominator:
Basic weighted average shares outstanding	34,379	33,965	34,238	33,893
Add: dilutive employee and non employee stock options	—	895	780	—
Diluted weighted average shares outstanding	34,379	34,860	35,018	33,893
Basic and diluted net income (loss) per share	$(0.12)	$0.05	$0.02	$(0.15)

The total number of potential common shares excluded from the calculations of diluted net loss per share was 2,162,198 and 2,982,082 for the three months ended September 30, 2007 and the nine months ended September 30, 2006, respectively.

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

As of December 31, 2006, the Company’s unrecognized tax benefits totaled $24.6 million. The adoption of FIN 48 resulted in no change to the reserve for unrecognized tax benefits that existed at December 31, 2006. As such, there is no change recorded to accumulated deficit as a result of the adoption.

6. Segment Reporting

Disclosure of segments is presented in accordance with SFAS No. 131 (“SFAS No. 131”), Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (Avistar) and (2) the prosecution, maintenance, support and licensing of the intellectual property, some of which is used in the Company’s products (CPI). Service revenue relates mainly to the maintenance, support, training, software development and installation of products, and is included in Avistar for purposes of reporting and decision-making. Avistar also engages in corporate functions, and provides financing and services to its subsidiaries. The Company’s chief operating decision-maker, its Chief Executive Officer, monitors the Company’s operations based upon the information reflected in the following table (in thousands). The table includes a reconciliation of the revenue and expense classification used by the Company’s CEO with the classification of revenue, other income and expenses as set forth in the Company’s condensed consolidated financial statements included elsewhere herein. The reconciliation for the revenue category reflects the fact that the CEO views activity recorded in the account “income from settlement and patent licensing activity” as revenue within the CPI subsidiary.

	CPI	Avistar	Reconciliation	Total
Three Months Ended September 30, 2007
Revenue	$1,370	$1,438	$(1,057)	$1,751
Depreciation expense	—	(131)	—	(131)
Total costs and expenses	(962)	(6,009)	1,057	(5,914)
Interest income	—	93	—	93
Net income (loss)	408	(4,534)	—	(4,126)
Assets	3,280	8,835	—	12,115
Three Months Ended September 30, 2006
Revenue	$6,057	$2,276	$(1,057)	$7,276
Depreciation expense	—	(95)	—	(95)
Total costs and expenses	(1,334)	(5,229)	1,057	(5,506)
Interest income	—	54	—	54
Net income (loss)	4,723	(2,905)	—	1,818
Assets	4,699	10,706	—	15,405
Nine Months Ended September 30, 2007
Revenue	$19,957	$5,255	$(15,171)	$10,041
Depreciation expense	—	(279)	—	(279)
Total costs and expenses	(6,882)	(17,720)	15,171	(9,431)
Interest income	—	307	—	307
Net income (loss)	13,075	(12,320)	—	755
Assets	3,280	8,835	—	12,115
Nine Months Ended September 30, 2006
Revenue	$8,242	$5,817	$(3,171)	$10,888
Depreciation expense	—	(285)	—	(285)
Total costs and expenses	(4,120)	(15,110)	3,171	(16,059)
Interest income	—	234	—	234
Net income (loss)	4,122	(9,080)	—	(4,958)
Assets	4,699	10,706	—	15,405

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 62% and 88% of total revenues for the three months ended September 30, 2007 and 2006, respectively.  International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 75% and 77% of total revenues for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, international revenues from customers in the United Kingdom accounted for 14% and 12% of total product and services revenue, respectively. For the nine months ended September 30, 2007 and 2006, international revenues from customers in the United Kingdom accounted for 48% and 15%, of total product and services revenue, respectively. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

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

Software Indemnifications

Avistar enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Avistar indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Avistar’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments Avistar could be required to make under these indemnification agreements is generally limited to the cost of products purchased per customer, but may be material when customer purchases since inception are considered in aggregate. Avistar has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, Avistar has no liabilities recorded for these agreements as of September 30, 2007.

Commitments

In May 2007, Avistar added 7,900 square feet of office space to its existing lease at its headquarters in San Mateo, California to house engineering staff.  The new office space requires minimum payments of approximately $114,000, $281,000, $288,000, $296,000, $303,000 and $76,000 for fiscal years 2007, 2008, 2009, 2010, 2011 and 2012, respectively.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No. 159”). The standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is evaluating the impact this standard will have on its financial position or results of operations.

9.     Subsequent Events

On September 27, 2007, the Board of Directors of the Company approved the merger of CPI, the Company's wholly-owned subsidiary, with and into the Company, with the Company being the surviving corporation with an effective date of October 1, 2007.  Following this merger, the Company will succeed to the assets and liabilities of CPI, including CPI's intellectual property portfolio.

On November 2, 2007, the Board of Directors of Avistar accepted Dr. Burnett’s resignation and approved the appointment of Mr. Moss to the position of Chief Executive Officer of Avistar effective January 1, 2008.  The Board of Directors also approved the appointment of Mr. Moss to the Board of Directors of Avistar effective January 1, 2008.   Dr. Burnett is expected to continue in his role as a director and Chairman of the Board of Avistar.

On November 6, 2007, Avistar, received a deficiency letter from The NASDAQ Stock Market indicating that Avistar does not comply with Marketplace Rule 4310(c)(3), which requires the company to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 in market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  The NASDAQ Staff noted that as of November 1, 2007, the market value of Avistar’s listed securities was $27,791,539, Avistar reported net losses from continuing operations for the years ended December 31, 2006, 2005 and 2004 and Avistar reported a stockholders deficit as of June 30, 2007 of $3,514,000.  Accordingly, the NASDAQ Staff is reviewing Avistar’s eligibility for continued listing on The NASDAQ Capital Market.  The NASDAQ Staff has requested that on or before November 21, 2007, Avistar submit a plan for regaining and sustaining compliance with all applicable continued listing requirements of The NASDAQ Capital Market.

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

Overview

We develop, market and support an integrated suite of vBusiness—video-enabled eBusiness—applications, all powered by the AvistarVOS™ software. From the desktop, we deliver business-quality interactive video calling, content creation and publishing, broadcast origination and distribution, video-on-demand, and integrated data sharing. The Avistar video and data collaboration applications are all managed by the AvistarVOS video operating system. By integrating video tightly into the way they work, our customers can use our system to help save costs and improve productivity and communication within the enterprise and between enterprises, and to enhance relationships with customers, suppliers and partners. Using AvistarVOS software and leveraging video, telephony and Internet networking standards, Avistar applications are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system directly to enterprises in selected strategic vertical markets, and have focused initially on the financial services industry. Additionally, we have licensed our technology and patents to companies in the video conferencing market. Our objective is to establish our technology as the standard for networked video through direct sales, indirect channel sales/partnerships and the licensing of our technology to others.

We operate in two segments. Avistar Communications Corporation engages in the design, development, manufacture, sale and marketing of networked video communications products and associated support services. Collaboration Properties, Inc., or CPI, our wholly owned subsidiary, engages in the prosecution, maintenance, support and licensing of the intellectual property that we have developed, some of which is used in our products.  On September 27, 2007, our board of directors approved the merger of CPI with and into our company, Avistar, with Avistar being the surviving corporation.  Following this merger, we expect to continue to operate in the two segments described above as we continue to focus  on sales, distribution and licensing of our products and technology and the licensing of our intellectual property.

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent application and issuance. As of September 30, 2007, we hold 76 U.S. and foreign patents, all of which have been licensed to certain third parties. We continue to pursue opportunities to license these patents to others in the collaboration technology marketplace.

In September 2007, we announced an intensive set of corporate initiatives aimed at increasing our product sales, expanding our customer deployments and support, improving our corporate efficiency and increasing our development capacity.  The first components of this initiative include:

•	Implementing changes in our management team and centering our sales and marketing activities, and associated management functions in our New York City offices;

•
Introducing a new go-to-market strategy and delivery model for hosting desktop video services, a fully managed, turnkey, desktop video solution that provides comprehensive video communications and data-sharing capabilities without the need for companies to install and maintain onsite video infrastructure;

•
Supplementing our position in the financial services vertical by expanding our market focus to additional verticals with complex business problems, where our collaboration products can help global organizations speed business processes, save costs and reduce their carbon footprints;

•	Engaging the market with a new, dynamic application integration and network risk management product set with video as the primary, empowering technology; and

•	Pursuing multiple distribution, services and technology partners.

These and other changes in our business are aimed at reducing our structural costs, increasing our organizational and partner-driven capacity, and leveraging our reputation for innovation and intellectual property leadership, to grow and expand our business.  However, these organizational changes and initiatives involve transitional costs and expenses and result in uncertainty in terms of their implementation and their impact on our business and there can be no assurance that these initiatives will achieve our intended objectives.

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

• Valuation of accounts receivable;

• Valuation of inventories; and

• Stock based compensation.

Revenue Recognition

We derive product revenue from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including desktop and infrastructure devices that include third party components. We also derive revenue from fees for installation, maintenance, support, training services and software development. In addition, we derive revenue from the licensing of our intellectual property portfolio. Product revenue as a percentage of total revenue was 32% and 20% for the three months ended September 30, 2007 and 2006, respectively.  Product revenue as a percentage of total revenue was 25% and 30% for the nine months ended September 30, 2007 and 2006, respectively.  We recognize product and services revenue in accordance with Statement of Position (“SOP”)  97-2 (“SOP 97-2”), Software Revenue Recognition , as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions . Services revenue includes revenue from installation services, post-contract customer support, training, out of pocket expenses, freight and software development. The installation services that we offer to customers relate to the physical set-up and configuration of desktop and infrastructure components of our solution. The fair value of all product, installation services, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

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

We also recognize revenue from the licensing of our intellectual property portfolio, according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to our intellectual property is granted after the commencement of litigation between us and the licensee, the proceeds of such transaction are recognized as licensing revenue by us only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, consistent with Financial Accounting Standards Board (“FASB”) Concepts Statement No. 6, Elements of Financial Statements . As of September 30, 2007, these criteria for recognizing license revenue following the commencement of litigation have not been met, and proceeds received after commencement of litigation have therefore been recorded in “income from settlement and patent licensing” activities.

In June 2007, we entered into a Patent License Agreement with Radvision Ltd.  Under the license agreement, we granted Radvision and its subsidiaries a license in the field of videoconferencing to all of CPI’s patents, patent applications and patents issuing therefrom with a filing date on or before May 15, 2007.  Also under the license agreement, Radvision granted to us a license in the field of videoconferencing to all of Radvision’s patents, patent applications and patents issuing there from with a filing date on or before May 15, 2007.  The license agreement includes mutual releases of the parties from claims of past infringement of the licensed patents.  As partial consideration for the licenses and releases granted under the agreement, Radvision made a one-time license payment to us of $4.0 million, which was recognized as licensing revenue in the three months ended June 30, 2007.

To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank AG and UBS AG and their affiliates. Collectively, Deutsche Bank AG and UBS AG and their affiliates accounted for approximately 38% and 40% of total revenue for the nine month periods ended September 30, 2007 and 2006, respectively. Additionally, Radvision Ltd. accounted for approximately 40% of our revenues for the nine months ended September 30, 2007 and Sony Corporation accounted for approximately 46% of our revenues for the nine months ended September 30 2006.  As of September 30, 2007, approximately 82% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable. As of September 30, 2006, approximately 77% of our gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of our gross accounts receivable.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 75% and 77% of total revenue for the nine months ended September 30, 2007 and 2006, respectively.

Income from Settlement and Patent Licensing

We recognize the proceeds from settlement and patent licensing agreements based on the terms involved. When litigation has been filed prior to a settlement and patent licensing agreement, and insufficient historical evidence exists for the determination of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, we report all proceeds in “income from settlement and patent licensing” within operating costs and expenses. The gain portion of the proceeds, when sufficient historical evidence exists to segregate the proceeds, would be reported in other income according to Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies . To date, all proceeds from settlement and patent licensing agreements entered into following the commencement of litigation have been reported as income from settlement and patent licensing. When a patent license agreement is entered into prior to the commencement of litigation, we report the proceeds of such transaction as licensing revenue in the period in which such proceeds are received, subject to the revenue recognition criteria described above.

On February 15, 2007, we entered into a Patent License Agreement with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc.  Under this agreement, CPI dismissed its infringement suit against Tandberg, Tandberg dismissed its infringement suit against us, and we cross-licensed each other’s patent portfolios.  The agreement resulted in a payment of $12.0 million to us from Tandberg.  We recognized the gross proceeds of $12.0 million from the patent license agreement as income from settlement and patent licensing within operations in the three months ended March 30, 2007.  To recognize the proceeds as revenue, we would have required sufficient history of transactions to allow us to isolate the aspect of the settlement attributable to the gain associated with the process of litigation, separate from commercial compensation for the use of the our intellectual property.  Sufficient evidence was not available to allow this distinction.   The Patent License Agreement with Tandberg includes a ten year capture period, extending from the date of the agreement, during which patents filed with a priority date within the capture period would be licensed in addition to existing patents on the agreement date.  However, such additional patents would be licensed under the agreement solely for purposes of the manufacture, sale, license or other transfer of existing products of Tandberg and products that are closely related enhancements of such products based primarily and substantially on the existing products.  We reviewed the existing products of Tandberg and considered the likelihood that future patent filings by us would relate to or otherwise affect existing Tandberg products and closely related enhancements thereto.  We concluded that the filing for such additional patents was unlikely, and therefore concluded that the ten year capture period was not material from an accounting perspective related to recognition.

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends, the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts were to be understated, our operating results would be negatively affected by the correction. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of September 30, 2007, three customers represented 40%, 23% and 19% of our accounts receivable balance, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2006, three customers represented 44%, 20% and 20% of our accounts receivable balance, each of whom represented more than 10% of our gross accounts receivable.

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

Stock Compensation

We account for stock based compensation to employees according to the FASB SFAS No. 123 (R), Share-Based Payment (SFAS No. 123R), which is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes-Merton assumptions such as stock price volatility and expected option terms, as well as expected option forfeiture rates. There is little experience or guidance with respect to developing these assumptions and models. SFAS No. 123R requires the recognition of the fair value of stock compensation in net income (loss). Refer to Note 2 — Stock-Based Compensation in the Notes to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report of Form 10-Q for more information.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue		Percentage of Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Product	32%	20%	25%	30%
Licensing	18	69	48	47
Services, maintenance and support	50	11	27	23
Total revenue	100	100	100	100
Costs and Expenses:
Cost of product revenue	38	14	21	22
Cost of services, maintenance and support revenue	28	5	17	12
Income from settlement and patent licensing	(60)	(14)	(151)	(29)
Research and development	115	21	55	39
Sales and marketing	90	19	46	38
General and administrative	127	31	106	65
Total costs and expenses	338	76	94	147
(Loss) income from operations	(238)	24	6	(47)
Other income (expense):
Interest income	5	1	3	2
Other expense, net	(3)	—	(2)	—
Total other income, net	2	1	1	2
Net income (loss)	(236)%	25%	7%	(45)%

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenue

Total revenue decreased by $5.5 million or 76%, to $1.8 million for the three month period ended September 30, 2007, from $7.3 million for the three months ended September 30, 2006. The decrease was due primarily to the lack of  new licensing transactions during the three months ended September 30, 2007 compared to $5.0 million in new licensing revenue during the same period in 2006.

•   Product revenue decreased by $893,000, or 62%, to $555,000 for the three months ended September 30, 2007, from $1.4 million for the three months ended September 30, 2006. The decrease was due to lower new customer revenue in the three month period ended September 30, 2007, as compared to the same period in 2006.

•   Licensing revenue, relating to the licensing of our patent portfolio, decreased by $4.7 million, or 94%, for the three months ended September 30, 2007, from $5.0 million for the three months ended September 30, 2006 due primarily to the lack of new licensing transactions during the three months ended September, 2007 compared $5.0 million in new licensing revenue in the same period in 2006.

•   Services, maintenance and support revenue, which includes our installation services, funded software development and maintenance and support, remained fairly flat at $883,000 for the three months ended September 30, 2007, as compared to $828,000 for the three months ended September 30, 2006.

For the three months ended September 30, 2007, revenue from three customers accounted for 82% of total revenue, each of whom accounted for greater than 10% of total revenue.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and Expenses

Cost of product revenue. Cost of product revenue decreased by $340,000, or 34%, to $658,000 for the three months ended September 30, 2007, from $998,000 for the three months ended September 30, 2006. This decrease in cost of product revenue was due to the decrease in product sales for the three months ended September 30, 2007.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue increased by $119,000, or 32%, to $493,000 for the three months ended September 30, 2007, from $374,000 for the three months ended September 30, 2006. The increase was due primarily to an increase in personnel and personnel-related expenses during the quarter ended September 30, 2007.  We expect cost of services, maintenance and support revenue to vary in the future due to labor costs associated with funded software projects.

Income from settlement and patent licensing. Income from settlement and patent licensing was $1.1 million for the three month periods ended September 30, 2007 and September 30, 2006, reflecting the amortization of the net proceeds from the November 2004 Polycom settlement and cross-license agreement over a five year period, beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses increased by $503,000, or 33%, to $2.0 million for the three months ended September 30, 2007 from $1.5 million for the three months ended September 30, 2006.  This increase was primarily due to an increase in personnel and personnel-related expenses.

Sales and marketing. Sales and marketing expenses increased by $189,000, or 14% to $1.6 million for the three months ended September 30, 2007 from $1.4 million for the three months ended September 30, 2006.  This increase was primarily due to an increase in personnel and personnel-related expenses.

General and administrative. General and administrative expenses were consistent, at $2.2 million and $2.3 million for the three months ended September 30, 2007, and September 30, 2006, respectively.

Other Income

Other income, net decreased by $11,000, or 23%, to $37,000 for the three months ended September 30, 2007, from $48,000 for the three months ended September 30, 2006. The decrease was due to increased interest expense on our line of credit advance, partially offset by increased interest income from our marketable securities classified as cash equivalents and short-term investments.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenue

Total revenue decreased by $847,000, or 8%, to $10.0 million for the nine months ended September 30, 2007 from $10.9 million for the nine months ended September 30, 2006.  For the nine months ended September 30, 2007, revenue from three customers accounted for 78% of total revenue, each of whom accounted for greater than 10% of total revenue. For the nine months ended September 30, 2006, revenue from three customers accounted for 86% of total revenue, each of whom accounted for greater than 10% of total revenue. We expect that there will be significant customer concentration in future quarters.  The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

•   Product revenue decreased by $778,000, or 24%, to $2.5 million for the nine months ended September 30, 2007, from $3.3 million for the nine months ended September 30, 2006. The decrease was due to lower new customer sales for the nine month period ending September 30, 2007.

• Licensing revenue remained relatively stable at $4.9 million for the nine months ended September 30, 2007, as compared to $5.1 million for the nine months ended September 30, 2006.

•   Services, maintenance and support revenue, which includes our installation services, funded software development and maintenance and support, remained relatively flat at $2.7 million for the nine months ended September 30, 2007, as compared to $2.5 million for the nine months ended September 30, 2006.

Cost of product revenue.  Cost of product revenues decreased by $253,000, or 11%, to $2.1 million for the nine months ended September 30, 2007, from $2.4 million for the nine months ended September 30, 2006.  The decrease was primarily attributable to a decrease in sales of our products.

Cost of services, maintenance and support revenues. Cost of services, maintenance and support revenues increased by $374,000 or 27% to $1.7 million for the nine months ended September 30, 2007, from $1.4 million for the nine months ended and September 30, 2006.  This increase was attributable to an increase in funded software development project costs for the nine months ended September 30, 2007.

Income from settlement and patent licensing. Income from settlement and patent licensing increased by $12.0 million, or 378% to $15.2 million for the nine months ended September 30, 2007, from $3.2 million for the nine month period ended September 30, 2006. The increase was due to the Settlement and Patent License Agreement entered into with Tandberg ASA and its subsidiaries in February 2007, which resulted in a cash payment to us of $12.0 million. The nine months ended September 30, 2007 and 2006 each also reflect $3.2 million of amortization of the net proceeds from the November 2004 Polycom settlement and cross-license agreement over a five year period, beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses increased by $1.3 million, or 30%, to $5.5 million for the nine months ended September 30, 2007 from $4.2 million for the nine months ended September 30, 2006. The increase was primarily attributable to increases in the use of external resources, and partially due to increases in personnel and personnel-related expenses, and stock based compensation charges.

Sales and marketing. Sales and marketing expenses increased by $446,000, or 11%, to $4.6 million for the nine months ended September 30, 2007 from $4.2 million for the nine months ended September 30, 2006. The increase was primarily attributable to an increase in personnel and personnel-related expenses, and partially due to an increase in stock based compensation.

General and administrative. General and administrative expenses increased by $3.5 million, or 50% to $10.6 million for the nine months ended September 30, 2007 from $7.1 million for the nine months ended September 30, 2006. The increase was due primarily to the legal fees associated with our litigation against Tandberg for patent infringement, and to a lesser extent, to an increase in our patent prosecution expense during the nine months ended September 30, 2007.

Other income, net. Other income, net decreased by $68,000, or 32% to $145,000 for the nine months ended September 30, 2007 from $213,000 for the nine months ended September 30, 2006.  The decrease was due to interest expense on our line of credit advance, partially offset by increased interest income from our marketable securities classified as cash equivalents and short-term investments.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term investments of $6.1 million as of September 30, 2007, and $7.9 million as of December 31, 2006. For the nine months ended September 30, 2007, we had a net decrease in cash, cash equivalents and short-term investments of $1.8 million. The net cash used by operations of $1.3 million resulted primarily from non-cash expenses of $2.2 million, which included $2.0 million in non-cash stock based compensation, a decrease in deferred settlement and patent licensing costs of $955,000 and net income of $755,000, offset by a decrease in deferred income from settlement and patent licensing of $4.1 million, deferred services revenue of $765,000 and accrued liabilities and other of $807,000.  The net cash used in investing activities of $1.6 million was due to the purchases of $800,000 of property and equipment and the purchases of $795,000 of short-term investments.  The net cash provided by financing activities of $353,000 related to the net proceeds from the issuance of common stock through our employee stock option and purchase plans.

At September 30, 2007, we had open purchase orders and other contractual obligations of approximately $1.0 million primarily related to inventory purchase commitments. We also have commitments that consist of obligations under our operating leases. These purchase order commitments and contractual obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due. A table summarizing our minimum purchase commitments to our contract manufacturers and our minimum commitments under non-cancelable operating leases as of December 31, 2006 (in thousands) is included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 22, 2007.

In May 2007, we added 7,900 square feet of office space to our existing lease at our headquarters in San Mateo, California to house engineering staff.  The additional office space requires minimum payments of approximately $114,000, $281,000, $288,000, $296,000, $303,000 and $76,000 for fiscal years 2007, 2008, 2009, 2010, 2011 and 2012, respectively.

As of September 30, 2007, we had no material off-balance sheet arrangements, other than the operating leases described in the contractual obligations table referenced above.   We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our agreements with investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of September 30, 2007, we have not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and therefore, we have no liabilities recorded for these agreements as of September 30, 2007.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No. 159”) , The standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are evaluating the impact this standard will have on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products primarily in the United States and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 62% of total revenue for the three months ended September 30, 2007 and 88% for the three months ended September 30, 2006.  International revenue comprised 75% and 77% of total revenues for the nine months ended September 30, 2007 and 2006, respectively.  Our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently transacted in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in marketable securities classified as cash equivalents and short-term instruments. There has not been a material change in our exposure to interest rate and foreign currency risk since the date of our annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 22, 2007.

Cash, Cash Equivalents and Short-term investments

Cash equivalents consist primarily of commercial paper and money market and municipal bond funds acquired with remaining maturity periods of three months or less, and are stated at cost, plus accrued interest that approximates market value. We would not expect our operating results or cash flow to be significantly impacted by the effect of sudden changes in market interest rates, given the nature of our short-term investments. The following table provides information about our investment portfolio. For investment securities, the table presents cash, cash equivalents and short-term investments, and related weighted average interest rates by category at September 30, 2007.

	Amounts	Weighted Average Interest Rate
	(in thousands)
Description
Cash and cash equivalents:
Cash	$738		—
Commercial paper cash equivalents	4,594	4.9%
Short-term investments	795	5.2%
Total cash, cash equivalents and short-term investments	$6,127

Item 4T.Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms .  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b) Changes in internal control over financial reporting: There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A . Risk Factors

Factors Affecting Future Operating Results

We have incurred substantial losses in the past and may not be profitable in the future.

We recorded net income of $755,000 for the nine months ended September 30, 2007, a net loss of $8.1 million for fiscal year 2006, and a net loss of $5.2 million for fiscal year 2005. As of September 30, 2007, our accumulated deficit was $102.0 million.  Our net income for the nine months ended September 30, 2007 was primarily due to the $12.0 million in income from settlement and patent licensing we received from Tandberg ASA in settlement of our litigation with Tandberg, and $4.0 million from a Patent License Agreement with Radvision Ltd.   Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business and pursue licensing opportunities. As a result, to become profitable, we will need to increase our revenue, and income from settlement and patent licensing by increasing sales to existing customers and by attracting additional new customers and licensees. If our expenses increase more rapidly than our revenue, we may not remain profitable. Due to the volatility of our product and licensing revenue and our income from settlement and patent licensing activities, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to maintain profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

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

    We are in the process of implementing changes in our organizational structure, sales, marketing and distribution strategy, licensing efforts and strategic direction, which, if unsuccessful, could adversely affect our business and results of operations.

In July 2007, Simon Moss was appointed as President of our company.  In September 2007, William Campbell resigned from the position of Chief Operating Officer and in November 2007 we announced that Gerald Burnett was resigning from his position as our Chief Executive Officer effective January 1, 2008 and would be replaced in that position by Simon Moss.  In addition John Carlson, Vice President of Marketing resigned effective October 2007 and Robert Garrigan, Vice President of Sales resigned effective in November 2007 and was replaced by Darren Innes who joined the company as General Manager and Global Head of Sales on November 1, 2007.  In September 2007, we announced an intensive set of corporate initiatives aimed at increasing our product sales, expanding our customer deployments and support, improving our corporate efficiency and increasing our development capacity.  The first components of this initiative include:

•	Centering our sales, marketing and operations activities, and associated management functions in our New York City offices;
•
Introducing a new go-to-market strategy and delivery model for hosting desktop video services, a fully managed, turnkey, desktop video solution that provides comprehensive video communications and data-sharing capabilities without the need for companies to install and maintain onsite video infrastructure;

•
Supplementing our position in the financial services vertical by expanding our market focus to additional verticals with complex business problems, where our collaboration products can help global organizations speed business processes, save costs and reduce their carbon footprints;

•	Engaging the market with a new, dynamic application integration and network risk management product set with video as the primary, empowering technology; and
•	Pursuing multiple distribution, services and technology partners.

These and other changes in our business are aimed at reducing our structural costs, increasing our organizational and partner-driven capacity, and leveraging our reputation for innovation and intellectual property leadership, to grow and expand our business.  However, these organizational changes and initiatives involve transitional costs and expenses and result in uncertainty in terms of their implementation and their impact on our business.  As with any significant organizational change, our initiatives will take time to implement and the results of these initiatives will not be apparent in the near term.  If our initiatives are unsuccessful in achieving our stated objectives, our business could be harmed and our results of operations and financial condition could be adversely affected.

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

On November 6, 2007, we received a deficiency letter from The NASDAQ Stock Market indicating that we do not comply with Marketplace Rule 4310(c)(3), which requires that we have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 in market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  The NASDAQ staff noted that as of November 1, 2007, the market value of our listed securities was $27,791,539, we reported net losses from continuing operations for the years ended December 31, 2006, 2005 and 2004 and we reported a stockholders deficit as of June 30, 2007 of $3,514,000.  Accordingly, the NASDAQ staff is reviewing our eligibility for continued listing on The NASDAQ Capital Market.  The NASDAQ staff has requested that on or before November 21, 2007, we submit a plan for regaining and sustaining compliance with all applicable continued listing requirements of The NASDAQ Capital Market.  If, after the conclusion of the NASDAQ staff review process, the staff determines that our plan does not adequately address the issues noted, it is expected that we would receive a notice from the NASDAQ staff of its determination that our securities are subject to delisting, which determination could be appealed by us to the NASDAQ Listing Qualifications Panel. In the event of such an appeal, the Panel would have authority to grant us a further extension of time in which to regain compliance with the Marketplace Rules, though there can be no assurance that the Panel will grant such extension of time.

If we are unable to continue to list our common stock for trading on The NASDAQ Capital Market, there may be adverse impact on the market price and liquidity of our common stock, and our stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Delisting of our common stock from The NASDAQ Capital Market could also have a materially adverse effect on our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel. In addition, if we were unable to list our common stock for trading on NASDAQ, institutional investors may no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 62% of our common stock as of September 30, 2007. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

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

Our lengthy sales cycle is one of the factors that has caused, and may continue to cause our operating results to vary significantly from quarter-to-quarter and year-to-year in the future. This makes it difficult for us to forecast revenue, and could cause volatility in the market price of our common stock. A lost or delayed order could result in lower than expected revenue in a particular quarter or year. There is also a tendency in the technology industry to close business deals at the end of a quarter, thereby increasing the likelihood that a possible material deal would not be concluded in a current quarter, but slip into a subsequent reporting period. This kind of delay may result in a given quarter’s performance being below shareholder expectations.

Since a majority of our product revenue has come from follow-on orders, our financial performance could be harmed if we fail to obtain follow-on orders in the future.

Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its utilization and resultant value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Product revenue generated from follow-on orders accounted for approximately 99%, and 93% of our product revenue for the nine months ended September 30, 2007 and 2006, respectively. Our future product revenue depends on the adoption of our products by new customers and successful generation of follow-on orders as the Avistar network expands within a customer’s organization. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

Because we depend on a few customers for a majority of our product revenue, services revenue, and income from settlement and patent licensing, the loss of one or more of them could cause a significant decrease in our operating results.

To date, a significant portion of our revenue and income from settlement and patent licensing has resulted from sales or licenses to a limited number of customers, particularly Deutsche Bank AG, UBS AG, Polycom, Inc., Tandberg ASA, Sony, Radvision and their affiliates.  Collectively, Deutsche Bank AG, UBS AG, Polycom, Inc., Tandberg ASA, Sony Corporation, Radvision Ltd. and their affiliates accounted for approximately 95% of combined revenues and income from settlement and patent licensing for the nine months ended September 30, 2007, and, when excluding Radvision Ltd., they accounted for 89% of combined revenues and income from settlement and patent licensing for the nine months ended, September 30, 2006. As of September 30, 2007, approximately 82% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2006, approximately 84% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable.

The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could cause our revenue to decline and our losses to increase.  For example, income from settlement and patent licensing activities from Tandberg, which was $12.0 million in the first quarter of 2007, was a one-time payment. We expect to complete the amortization of the Polycom proceeds in 2009. If we are unable to license our patent portfolio to additional parties on terms equal to or better than our agreements with Polycom and Tandberg, our licensing revenue and our income from settlement and patent licensing will decline, which could cause our losses to increase. We currently depend on a limited number of customers with lengthy budgeting cycles and unpredictable buying patterns, and as a result, our revenue from quarter-to-quarter or year-to-year may be volatile. Adverse changes in our revenue or operating results as a result of these budgeting cycles or any other reduction in capital expenditures by our large customers could substantially reduce the trading price of our common stock.

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

Our system is designed to work with a variety of hardware and software configurations and integration with commoditized components (example: “web cams”) of data networking infrastructures used by our customers. The majority of these customer networks rely on Microsoft Windows servers. However, our software may not operate correctly on other hardware and software platforms or with other programming languages, database environments and systems that our customers use. Also, we must constantly modify and improve our system to keep pace with changes made to our customers’ platforms, data networking infrastructures, and their evolving ability to integrate video with other applications. This may result in uncertainty relating to the timing and nature of our new release announcements, introductions or modifications, which in turn may cause confusion in the market, with a potentially harmful effect on our business. If we fail to promptly modify or improve our system in response to evolving industry standards or customers’ demands, our system could become less competitive, which would harm our financial condition and reputation.

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

Future revenues and income from settlement and patent licensing activities are difficult to predict for several reasons, including our lengthy and costly licensing cycle. Our failure to predict revenues and income accurately may cause us to miss analysts’ estimates and result in our stock price declining.

Because our licensing cycle is a lengthy process, our future revenues and income from settlement and patent licensing from new licensees are difficult to predict. The process of persuading companies to adopt our technologies or convincing them that their products infringe upon our intellectual property rights can be lengthy.  This is especially the case when there is a significant disparity in the financial resources between the companies, and enforcement of our rights requires us to resort to the juridical process.  The proceeds of our intellectual property licensing and enforcement efforts tend to be sporadic and difficult to predict and may not increase or even remain at their current levels in the future. In addition, our ability to recognize the proceeds of our licensing efforts as licensing revenue currently depends upon whether a settlement and licensing agreement is entered into prior to or after the commencement of formal legal proceedings.  To date, the criteria for recognizing license revenue following the commencement of litigation have not been met, and proceeds received after commencement of litigation have therefore been recorded as “income from settlement and patent licensing” activities.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, and we have been a party to such litigation. The prosecution and defense of these lawsuits where we are involved may require us to expend significant financial and managerial resources, and therefore may have a material negative impact on our financial position and results of operations. The duration and ultimate outcome of these proceedings are uncertain. We may be a party to additional litigation in the future, to protect our intellectual property or as a result of an alleged infringement of the intellectual property of others. These claims and any resulting lawsuit could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their merit or success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

We depend on the continued services of our executive officers and other key personnel. We do not have any long-term employment agreements with our executive officers or other key personnel and we do not carry any “key man” life insurance. The loss of the services of any of our executive officers or key personnel could harm our business, financial condition and results of operations.

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

Our ability to achieve profitability depends in part on the widespread adoption of networked video communications systems and the sale and adoption of our video system in particular. If the market for our system fails to grow or grows more slowly than we anticipate, we may not be able to increase revenue or achieve profitability. The market for our system is relatively new and evolving. We have to devote substantial resources to educate prospective customers about the uses and benefits of our system. Our efforts to educate potential customers may not result in our system achieving broad market acceptance. In addition, businesses that have invested or may invest substantial resources in other video products may be reluctant or slow to adopt our system. Consequently, the conversion from traditional methods of communication to the extensive use of networked video and unified communications may not occur as rapidly as we wish.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 62% and 88% of total revenues for the three months ended September 30, 2007 and 2006, respectively.  International revenue comprised 75% and 77% of total revenues for the nine months ended September 30, 2007 and 2006, respectively. Some of the risks we may encounter in conducting international business activities include the following:

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

Item 5 . Other Information

    In July 2007, Simon Moss was appointed as President of our company.  In September 2007, William Campbell resigned from the position of Chief Operating Officer and transitioned to the position of Director of Strategic Development and in November 2007 we announced that Gerald Burnett was resigning from his position as our Chief Executive Officer effective January 1, 2008 and would be replaced in that position by Simon Moss.  Dr. Burnett will continue in his role as Chief Executive Officer and Chairman of the Board of Directors of Avistar.

Item 6. Exhibits

Exhibit No.	Description

10.22	Employment Agreement between Avistar Communications Corporation and Simon Moss effective July 16, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November 2007.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ GERALD J. BURNETT
Gerald J. Burnett
Chief Executive Officer and
Chairman (Principal Executive Officer)

By:	/s/ ROBERT J. HABIG
Robert J. Habig
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.22	Employment Agreement between Avistar Communications Corporation and Simon Moss effective July 16, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.