Form 10-K
period 2007-12-31
AVISTAR COMMUNICATIONS CORP
filed 2008-03-31
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                        .

Commission File Number: 000-31121

AVISTAR COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	88-0463156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1875 South Grant Street, 10th Floor, San Mateo California	94402
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 610-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
(NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file the reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                  Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2007 was $12,944,624. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2008, the registrant had outstanding 34,499,557  shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference into Part III of this Annual Report on Form 10-K specific portions of its Proxy Statement for its 2008 Annual Meeting of Stockholders.

AVISTAR COMMUNICATIONS CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2007

Forward Looking Statements

This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such forward looking statements involve risks and uncertainties. When used in this Annual Report, the words “expects,” “anticipates,” “believes,” “plans,” “intends” and “estimates” and similar expressions are intended to identify forward looking statements. These forward looking statements include predictions, among others, regarding our future revenues and profits, income from settlement and patent licensing, customer concentration, customer buying patterns, research and development expenses, sales and marketing expenses, general and administrative expenses, litigation and legal fees, income tax provision and effective tax rate, realization of deferred tax assets, liquidity and sufficiency of existing cash, cash equivalents, and investments for near-term requirements, sufficiency of leased facilities, purchase commitments, product development and transitions, expansion and licensing of our patent portfolio, competition and competing technologies, and financial condition and results of operations as a result of recent accounting pronouncements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in “Item 1a. Risk Factors” as well as others incorporated by reference herein. Avistar Communications Corporation (the “Company,” “we,” or “us”) undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Annual Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

Item 1a. Risk Factors
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

Our principal executive offices are located at 1875 South Grant Street, 10th Floor, San Mateo California, 94402. Our telephone number is (650) 525-3300. Our trademarks include Avistar and the Avistar logo, AvistarVOS, Shareboard, vBrief and The Enterprise Video Company. This Annual Report on Form 10-K also includes our and other organizations’ product names, trade names and trademarks. Our corporate website is www.avistar.com.

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

Overview

Avistar creates technology that provides the missing critical element in unified communications: bringing people in organizations face-to-face, through enhanced communications for true collaboration anytime, anyplace. Our latest product, Avistar C3, draws on over a decade of market experience to deliver a single-click desktop videoconferencing and collaboration experience that moves business communications into a new era. Available as a stand-alone solution, or integrated with existing unified communications software from other vendors, Avistar C3 users gain an instant messaging-style ability to initiate video communications across and outside the enterprise. Patented bandwidth management enables thousands of users to access desktop videoconferencing, Voice over IP (VoIP) and streaming media without requiring substantial new network investment or impairing network performance.  By integrating Avistar C3 tightly into the way they work, our customers can use our solutions to help reduce costs and improve productivity and communications within their enterprise and between enterprises and, to enhance their relationships with customers, suppliers and partners. Using Avistar C3 software and leveraging video, telephony and Internet networking standards, Avistar solutions are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system directly and indirectly to the small and medium sized business, or SMB and globally distributed organizations, or Enterprise, markets comprising the Global 5000. Our objective is to establish our technology as the standard for networked visual unified communications and collaboration through direct sales, indirect channel sales/partnerships and the licensing of our technology to others. We also seek to license our broad portfolio of patents covering, among other areas, video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation.

We have three go-to-market strategies. Product and Technology Sales involves direct and channel sales of video and unified communications and collaboration solutions and associated support services to the Global 5000. Partner and Technology Licensing involves co-marketing, sales and development, embedding, integration and interoperability to enterprises, and  IP Licensing involves the prosecution, maintenance, support and licensing of the intellectual property that we have developed, some of which is used in our products.

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of December 31, 2007, we held 80 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace.

In September 2007, we announced an intensive set of corporate initiatives aimed at increasing our product sales, expanding our customer deployments and support, improving our corporate efficiency and increasing our development capacity.  The components of this initiative include:

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

•	Engaging the market with a new, dynamic application integration and network risk management product set with video as the primary, empowering technology;

•	Implementing aggressive cost control measures including a reduction in our employees from an average of 88 in 2007 to approximately 55 in the three months ended March 31, 2008; and

•	Pursuing multiple distribution, services and technology partners.

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

Industry Background

Globalization, supported by the near ubiquity of communications networks such as the Internet, has allowed companies to lower costs, reach new markets, change business processes (e.g., eBusiness) and distribute and outsource operations. It also has meant increased competition, a faster business pace and less differentiation. These factors, coupled with the difficulty and cost of travel, increased risks due to socio-political uncertainties and pandemic concerns and the desire to reduce carbon emissions and environmental impact, are causing businesses to look for new tools that will help them increase productivity, reduce budgetary expenses, take advantage of revenue opportunities, and minimize business continuity risks. Enterprises of all sizes stand to benefit from new and advanced communication and collaboration tools that enable their employees, partners, suppliers and customers to collaborate more effectively and form tighter relationships within and across buildings and over disparate geographies and time zones. Communications tools that speed decision-making, build trust-based relationships, especially across cultures, and are software-presence-aware are becoming even more critical in today’s increasingly complex business environment.

The emergence of the Internet has accelerated the adoption of network-based collaboration applications including email, instant messaging, and web conferencing. The increasing availability and affordability of bandwidth on communication networks is further driving businesses to utilize new communication tools, such as voice and video over IP, and are enabling users to connect from more places, including home offices and WiFi hot spots such as airports, and hotels. This is enabling more distributed, mobile and global operations while maintaining communications.

Limitations of Current Means of Communication and Collaboration

As technology advances become more affordable and modes of communication expand, enterprises are seeking widely deployable and cost effective technology to replicate, at the desktop, the impact of visual communication and collaboration that occurs in a face-to-face meeting. Individuals generally prefer face-to-face encounters to less personal forms of communication because they can see one another and benefit from the non-verbal cues that speed communication and deepen understanding. This is particularly true for more complex interactions such as negotiations, sales, product development, project and crises management and decision making across geography/functions/cultures. However, in today’s globalized, fast-paced business environment, face-to-face interactions are often forgone due to the difficulty and time required for travel, and the need to act quickly. These time and distance challenges become increasingly difficult to deal with as the number of potential participants increase. Beyond traditional teleconferencing, attempts to conduct virtual meetings as an alternative to face-to-face meetings have generally been limited to conference room-based video conferencing and web-based data teleconferences.

To address the growing need for collaboration across distance and time, organizations have resorted to using a patchwork of discrete technologies, including video conferencing and teleconferencing, fax, email, instant messaging, Internet audio and video delivery and data sharing applications. Many of these technologies have been widely adopted, and collectively indicate the need for collaboration tools including visual unified communications solutions. However, these discrete technologies are not good substitutes by themselves for face-to-face meetings and presentations because they do not provide an integrated communications solution that fosters team interaction and delivers critical, time-sensitive information quickly and reliably. By providing face-to-face collaboration in an integrated communications solution, video can speed problem resolution and motivate action, trust and understanding. Additionally, users want to leverage knowledge and expertise by being able to create and publish video content from their desktop, either spontaneously, as with email or voicemail, or in a more formal manner for broader distribution through the Internet or corporate data network.

Although IP communications technologies are already in use at many enterprises, businesses and other organizations require increasingly comprehensive, integrated and scalable visual unified communication capabilities. For example, video conferencing is often limited to scheduled point-to-point communication from designated rooms or through the use of “roll-about” products, where call set-up procedures, lack of networking, bandwidth requirements and room availability greatly constrain functionality, spontaneity, usability, reliability and efficiency. Most individuals do not have immediate access to these video technologies, and the reservation and set-up time make them unlikely to be used on a spontaneous basis. Few of these video solutions are deployed widely to individuals to support them where and how they normally work—at their desks, integrated into the business applications they use. Usage and adoption of these systems is thus often limited.

Elements of a Complete Communications and Collaboration Solution
To become a critical tool in the enterprise, a communications solution must first and foremost provide application functionality that boosts worker productivity. It also has to be “self service” and provide high quality at scale, high reliability, low total cost of ownership, and be available to people where and when they do most of their work, which typically means at their desks, but increasingly means from home or while traveling. It must also effectively utilize existing and evolving network infrastructure. We believe a complete communications and collaboration solution must provide the following:

    Applications and Functionality

•	support or integrate into the applications people use, in the way they use them, to deliver real-time and non-real-time self service personal for collaboration and visual communication;

•	do so in an intuitive, “easy” manner in order to foster expanding usage;

Quality

•	approximate the video and audio quality of television for natural and easy interaction;

•	make interactions as realistic as possible by minimizing visual artifacts when transmitting and receiving video calls such as latency, jitter, freeze-frame, stutter and small frame size;

•	seamlessly integrate all forms of audio, video and data communications;

Scalability

•	like the Internet and public telephone networks, the communications solution must be designed for size independence and should scale cost-effectively to support a very large numbers of users;

Reliability

•	operate dependably and reliably to avoid user frustration, while minimizing support costs;

•
provide visual unified communications with the ease of use, speed, quality, functionality, flexibility and global access of the telephone, while easily supporting more complex applications and situations;

Adaptability

•	offer an upgradeable architecture that can evolve as bandwidth availability, protocols, standards and compression technologies change;

•	include powerful software to manage an integrated suite of collaborative applications, relying on networked infrastructure;

•	leverage current and future business investments in local and wide area networks, Internet protocol and standards-based infrastructures;

•	reduce reliance on hardware components through a shift to software-based integrated communications functionality;

Affordability

•	operate and scale cost effectively;

•	utilize standard, low cost and widely available hardware components, such as “web-cams”;

•	be cost-effective compared to other pervasive forms of enterprise communication, such as email; and

•	deliver cost savings through innovations in support, network and resource management.

The Avistar Solution

Avistar delivers a suite of video, audio and collaboration solutions which are designed to support users in the office, via the conference room or on-the-go. It is through an intelligent coupling of various forms of communication and collaboration into daily work processes that we believe the benefits described above can be realized. To fulfill this, we deliver a communication and collaboration platform known as Avistar C3. C3 provides a comprehensive and integrated suite of video, audio and collaboration applications that include on-demand access to interactive video calling and conferencing, content creation and publishing, broadcast origination and video distribution, and video-on-demand, as well as data sharing, presence-based directory services and network management. Our C3 architecture is open and flexible in order to embrace continued technological innovation and standardization. It is designed to use existing and emerging communication and video standards such as session initiation protocol, or SIP. It also provides customers choice and flexibility in designing and implementing network topologies to best deliver high-quality video, audio and collaboration applications to desktops, conference rooms and individuals on-the-go.

We have built a complete collaboration solution that is delivering business-quality video, audio and collaboration solutions to thousands of desktops across hundreds of locations. Each of our applications can be used, integrated and managed in conjunction with one another. Our platform also joins users in a high-quality video network to improve their ability to solve complex problems, connect to co-workers, customers and suppliers, manage large projects and quickly act together on opportunities. Our system does this cost effectively and reliably, and is designed to be able to serve the wide range of businesses from a single office operation to global corporations with branch offices and/or geographically dispersed operations.

Interactive video calling. Our system allows users to participate in spontaneous interactive video collaborations from their desktops. Users can simultaneously see multiple participants in windows on their workstations or an external monitor. Additionally, our system provides full duplex audio, which allows multiple users to speak and hear each other clearly at the same time. The desktop window can be divided into four quadrants, to permit up to three other video sources. These sources can include other participants in real-time, broadcast content or recorded video. The participants can include individual users or conference-room groups located at multiple sites and/or various enterprises, all without requiring advance reservations or conferencing services. Each participant has the full ability to utilize all the call functions of the system, such as adding or removing participants, focusing the view on one participant, putting anyone or the entire call on hold, and transferring the call. Advanced telephony features such as Caller ID, Do Not Disturb, leave Message and multiline calling are also provided. The system supports the communications needs of users by allowing them to add a third or fourth participant into a call spontaneously for a quick conference, and then revert back to a two or three party call. This ability helps speed decision-making and leverages the knowledge of experts. As an example, a sales trader can be on a video call with a client portfolio manager and spontaneously add a research analyst to the call for added insight on a particular security, then drop the analyst and add a trader to review execution strategy, instantaneously with a series of mouse clicks.

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

Integrated collaboration & data sharing. In addition to viewing the four quadrants of our video window, multiple users can simultaneously create and annotate a shared document using text or drawing tools color-coded specifically for each user. All participants can access the contents of any shared window and save the marked changes for later reference. Our system can also be utilized in conjunction with other application-sharing programs that utilize data networks or the Internet, including popular web-based data collaboration solutions. As one example, while participating in an interactive video call, users can access Microsoft NetMeeting’s application sharing capabilities through a button on our tool bar, and jointly view and edit a document. Multiple design engineers, for example, can share a technical drawing in order to resolve an issue with a defective part.

  Our system has the following key features necessary to make integrated video collaboration effective:

•	Easy to use interface. Our applications combine the rich interaction of a face-to-face meeting with a self-service interface that’s intuitive and easy to use.

•
Click-to-connect simplicity. To initiate calls or add another user to a call already underway, a user simply clicks on either a “direct connect” button or a name in the directory. Standard telephone-like features such as hold, hang-up, forward, “leave message” or “begin another call” are all completed with the click of a mouse, or keyboard shortcuts. Additionally, anyone on an Avistar network can initiate a video call to the desktop of colleagues, customers, suppliers and others on other Avistar networks. If the person being called is logged-in but unavailable, users can leave a personalized call back message that allows the person to automatically return the video call without having to look up the address. A portion of this functionality is protected under certain patents held by Avistar.

•
“Find Me, Follow Me.” Avistar video calling is built on directories and presence-based features referred to as “Find Me, Follow Me.” Using this feature, our system is able to determine the presence and location of any user on an Avistar network at any time. To call any user in the Avistar network, it is not necessary to know their number or current location. As long as the Avistar user is logged into his or her Avistar application, the Find Me, Follow Me application automatically registers where that user is logged in, regardless of site or geography, and routes all calls to the user’s location. Using this Find Me, Follow Me technology, Avistar’s system makes video calling a one-click process and enables what we call “Video Instant Messaging.” A portion of this functionality is protected under certain patents held by Avistar.

•
Comprehensive directory.  The presence-based Avistar network directory is a comprehensive list of Avistar numbers that can be called with a click. All users currently logged into an enterprise’s Avistar network will be shown, providing immediate ‘presence’ information as to availability. The global directory can be tailored to include only a subset of a more specific business’ community of users. In addition, a private directory feature allows users to create their own directory and reach frequently called parties with a one-click “direct connect” tool. Both global and private directories can also include other non-Avistar sites that use standards-based video conferencing systems. Through the Avistar Community Exchange and Avistar C3 Proxy products, presence information can be shared across participating enterprises. The result is one-click, presence-based, cross-enterprise calling network which helps form a community of users. A portion of this functionality is protected under certain patents held by Avistar.

•
Consistency across locations. The Avistar user interface is consistent across desktops and conference rooms. Thus, a user who is familiar with the functionality at the desktop requires no additional training or set-up to utilize an Avistar system in a conference room setting. This allows conference room systems to be “self-service,” thereby avoiding the support logistics and expense of traditional room-based systems.

•
Seamless integration of system applications. All of our applications are seamlessly integrated with one user interface. As a user adds an additional video source during an on going video call—such as an additional live participant, a one-way broadcast or a stored video clip—there is virtually no delay in launching another application or downloading data. In addition, each application is synchronized with the others so that all participants in a video call see and hear the same content simultaneously. Thus, recorded or broadcast video can be added to a live session and shown to all participants. The entire session can also be recorded. Our system enables common network and application management, so the same directory can be used for two-way calls, one-way broadcasts and data sharing in the same session. Usage can be determined with our integrated call-reporting tool that provides summary data for analysis and cost management. A portion of this functionality is protected under certain patents held by Avistar.

·
  Network Bandwidth Management. Our network architecture provides system administrators with the ability to flexibly and proactively manage each of the various components of the network. Within our system, the most costly and complex equipment and software applications are shared as networked resources. This arrangement allows for redundancy and dynamic allocation of these resources to users who need them, and ensures that users experience the best video quality possible at the highest reliability and lowest cost of use. Servers and switches can be maintained, installed and repaired centrally, and many network support functions can be performed remotely over the data network, assisted by System Central, thereby limiting the disruption of service to an individual user. Similarly, additional desktops and meeting rooms can be easily and inexpensively added to the Avistar network, with those new users concurrently added to the Avistar directory. Additionally, our software makes call routing decisions to minimize communications costs and control bandwidth utilization. A portion of this functionality is protected under certain patents held by Avistar.

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

•
Improved productivity and revenue generation. Our system helps companies increase the productivity of their employees and accelerate time critical decision-making. By creating a network of Avistar users, our customers can have face-to-face meetings within the enterprise and with customers and partners, without the costs and time delays of travel. Negotiations, crises management, sales, advisory services, decision-making and other persuasive communications are more effective when done face-to-face. Our solution allows interactions to happen in real-time, speeding up the manner in which business is done, freeing up time for employees, enhancing business-to-business communications, and potentially increasing revenue generation.

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

•
Opportunity to leverage existing and future communication infrastructures. We provide an open architecture that uses existing standards and is designed to take advantage of emerging standards. Our system integrates into our customers’ existing network communications infrastructure, and supports the protocols a company may choose to use for video broadcasts, data sharing and the transport of information. However, video quality varies depending on the protocol selected. Our system utilizes existing data networks for transporting video, and is designed to support real time digital networking and video transmission. We have designed our system to continue to work with Internet protocol-based technologies as standards evolve and quality of service improves. We expect this flexibility, together with simplified software and hardware at the desktop, to allow companies to make effective use of their existing local area and wide area networks, as well as their next generation networks.

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

System Architecture and Technology

Our visual unified communications solutions are based on our 10th major release of our open architecture, which enables users to communicate using various networking protocols and transport media, including IP networks and the Internet. We developed our architecture to address the necessary elements of a complete video-enabled collaboration solution.

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

Our C3 platform supports this consolidation and evolution by integrating industry standards for audio, video and data transport, but separating them from application functionality and system management. This allows our software application platform to manage the interoperation and transcoding of various standards to seamlessly integrate video, audio and data into complex applications, and not be limited by the functionality built into one particular, application-specific standard. It also allows the system to accommodate new and evolving standards with minimal disruption. Current industry and widely accepted proprietary standards supported include H.263, H.264, H.320, H.323, SIP, NTSC, PAL, MPEG, Microsoft Windows Media Video and Real Networks RealMedia. Our system uses TCP/IP, the standard Internet protocol, for providing video and audio calls, scheduling and starting broadcast presentations, and managing the creation of materials. In addition, we use TCP/IP for overall systems and network management throughout our C3 software platform. This approach allows us to deliver connectivity throughout an enterprise and allows us to leverage existing Internet infrastructure. For delivery of high-quality video streams in the local area network, including wireless, we primarily utilize video over IP technology but offer a choice of IP or traditional circuit switched technologies, including the ability to mix and match network types. Thus, Avistar customers can successfully deploy desktop video across the enterprise, even if portions of their network, in older buildings for example, aren’t capable of supporting real-time video on their data networks. We use our gateways to translate between the various network technologies used in our system. These gateways are managed and controlled by our systems software with TCP/IP-based protocols.

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

We believe our video software platform positions us to lead the transformation described above. Further, we provide a suite of collaboration applications that seamlessly operate with the AvistarVOS system allowing users to access this functionality in an easy and intuitive manner. We expect to make this platform more accessible to developers and to allow integration with other applications and network hardware.

Because of the intelligent integration of various video network components, all Avistar products are controlled by the Avistar C3 platform, our architecture has the following key features:

•
Network management:  Avistar C3 utilizes open protocols for call set-up, call control and directory services. It also complies with standards and interfaces and connects with video networks through shared Avistar gateways, which are further connected via private or public telephony or TCP/IP networks. Servers communicate through our signaling system for video protocol, SSV, which is based on TCP/IP, the standard Internet protocol. Through this signaling system, servers exchange configuration information and allocate call resources during call set-up, and exchange network status information. The signaling system selects the optimal route for all video calls, helping to minimize call costs and performance demands on wide area network resources. Most videoconferencing equipment using industry standard compression technologies also can communicate with an Avistar network.

•
Transport standard independence: Our system selects the appropriate transport standards for transmitting information over networks to help deliver the highest quality video possible and full duplex audio in the most efficient manner. For example, the Avistar C3 software automatically exchanges information among servers and switches to determine the best network route for video calls. For the transport of video over a local area network, our system uses either data networks with our IP endpoints, or existing spare Ethernet wires for our legacy product to deliver standards-compliant high quality signals. This allows customers to choose the transport type to best fit their network capabilities in the local area. In a wide area network, we use industry video compression standards across a customer’s private IP network, or VPN’s, or the Internet, or the public telephony network. Recent product releases have enhanced our ability to support mobile and home workers who may have lower bandwidth connections. For the transmission of recorded content on corporate data networks or via the Internet, our system uses standard digital storage formats and transport technologies.

•
Expandable to thousands of users  Because shared resources, such as servers, are attached to the Avistar switch and are managed through the data network, new users and new capabilities can be added without replacing existing infrastructure, but rather, by simply adding video software and a web-camera at each desktop. Just as local area network switches and public telephony networks can be linked together without the use of routers, Avistar switches can be similarly linked without the use of video network gateways. As a result, customers can easily add capacity as their needs grow.

System Products and Applications

Our system-level products and applications consist of shared resources and a network of desktop, laptop and conference room endpoints which connect to each other and to shared resources.

Infrastructure, Server and Software Products

•
Avistar C3 Server. All systems require Avistar C3 Server software. It enables the seamless integration of video applications, audio support, collaboration services, comprehensive network and bandwidth management and administration. The Avistar C3 software supports a highly-distributed topology, and multiple instances may be deployed.

•
Avistar Directory Software. Our directories allow a user to place a video call by simply clicking on a name in the presence-based Avistar network directory. Our system will route the call to the correct location over the local area network or the wide area as appropriate. The user doesn’t need to know phone numbers or IP addresses. The user can also look up addresses in private and global address books, utilize browser style type-in boxes, and access speed-dial ‘direct connect buttons’. This server-based directory integrates with LDAP directories, simplifies administration, and allows users to get started quickly, without having to manually enter many video phone numbers into their desktop directory.

•
Shareboard Software. Our Shareboard application allows users to collaborate on graphics, data or text during a video call. By clicking on the “share” button, users are linked to the Shareboard data sharing application. Users can share any application window or image with all conference participants, see all users’ color-keyed pointers and text and paintbrush annotations, and save or print shared images from any desktop or conference room.

•
Avistar Call Reporting System.  With our web-based call reporting system, our customers can track all calls logged by our servers. Reports show call details, device usage and calls by user, all viewable from any Web browser. Reports can be customized and stored for future or specialized analysis.

Desktop and Conference Room Endpoint Products

Client personal computers run the Avistar C3 Client software applications, including Avistar Conference, the primary user interface to server-based video applications. Endpoints access video services managed by the Avistar C3 Server software through the Avistar C3 Client software and Client Access Licenses. Software-only endpoints have higher processing power requirements on the client PC than endpoints with hardware assist. The Avistar C3 software detects what, if any, additional hardware is attached and can work in any of three modes. Thus, in the office, a user may have an IP hardware accelerator to minimize processor loading, while on the road or at home, they may use the software-only mode to simplify the equipment required.

Desktop Endpoints.  The standard Avistar two-way desktop system consists of the following components:

•	Avistar C3 client software, which includes video and audio codecs;

•	Web camera—required for software-only operation; or,

•	A high quality camera with built-in directional microphone for hardware assisted endpoints.

Avistar Room Systems. We deliver complete video systems for a range of room sizes and layouts. We believe that one key advantage of our system is that the interface used in a conference room system is consistent with the interface used on individual desktops, allowing for all forms of video-enabled communications: interactive video calling, content creation and publishing, broadcasting and video-on-demand. Therefore, desktop users are familiar with the controls used in Avistar room systems and do not need additional training to operate the room system, nor do they need a technician to set-up and connect conference room calls (as is common with traditional room systems). In addition, since rooms are simply additional nodes on the network, they can be less expensive than self-contained, traditional room systems.

Patent Licensing

We derive a significant portion of our annual revenues by licensing our broad portfolio of patents covering, among other areas, video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation. This broad suite of patents enables much of the functionality of our Avistar C3 platform. Licenses to third parties may cover part of or all of our patent portfolio. End-to-end rich media collaborative application companies which have taken licenses to our patents include firms such as Polycom, Inc., Tandberg ASA, Sony Corporation and Sony Computer Entertainment Inc.(SCEI), Emblaze-VCON Ltd., and Radvision. Examples of the many patented innovations in our portfolio include: the handling of decentralized video call endpoints, unshielded twisted pair video conferencing, with data conferencing and desktop workstation echo cancellation. We maintain and support an active program to protect and grow our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. As of December 31, 2007, we had 80 U.S. and international patents covering various aspects of our technology, with expiration dates ranging from 2013 to 2018, and have over 25 pending patent applications. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with licensees, proprietary information agreements with employees and consultants, and other security measures. We also rely on trademarks and trade secret laws to protect our intellectual property.

Segment Information

We operate through two segments:

•	Our products division engages in the design, development, manufacture, sale and marketing of networked video communications products.

•	Our intellectual property division engages in the development, prosecution, maintenance, support and licensing of the intellectual property and technology used in our video communications system.

Financial information regarding these segments is provided in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K. Financial information relating to revenues and other operating income, net loss, operating expenses and total assets for the three years ended December 31, 2007, can be found in Item 6 “Selected Financial Data” and also in our Consolidated Financial Statements attached hereto.

Customers

Video Communications Products

As of December 31, 2007, we have licensed and recognized revenue with respect to over 18,000 end-users at over 400 customer sites in approximately 151 cities in over 40 countries. Because many of our customers operate on a decentralized basis, decisions to purchase our systems are often made independently by individual business units. As such, a single company may represent several separate accounts, and multiple customer sites may relate to the same company.

For the year ended December 31, 2007, Radvision Ltd., Deutsche Bank AG and its affiliates, and UBS Warburg LLC and its affiliates accounted for 33%, 24% and 18% of our total revenues, respectively. For the year ended December 31, 2006, Sony Corporation, Deutsche Bank AG and its affiliates, and UBS Warburg LLC and its affiliates accounted for 38%, 25% and 20% of our total revenues, respectively. For the year ended December 31, 2005, UBS Warburg LLC and its affiliates accounted for 45% of our total revenue and Deutsche Bank AG and its affiliates accounted for 39% of our total revenue. The level of sales to any customer may vary from quarter to quarter, and we expect that significant customer concentration will continue for the foreseeable future. The loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could have a material adverse impact on our financial condition or results of operations.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia comprised 72%, 75% and 63% of total revenue for 2007, 2006 and 2005, respectively. For 2007, 2006 and 2005, revenues to customers in the United Kingdom accounted for 12%, 12% and 23% of total revenue, respectively.

Licensing Activities

We derived 42%, or $5.0 million and 39%, or $5.2 million, of our annual revenues in 2007 and 2006, respectively, by licensing our broad portfolio of patents to third parties covering video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation. Our license revenue in 2007 was primarily generated by Radvision Ltd. and Sony Corporation and its subsidiaries, including SCEI. Radvision agreed to make an up-front license payment of $4.0 million in the three months ended June 30, 2007.  License revenue in 2006 was primarily due to a license to Sony Corporation and its subsidiaries. Sony Corporation agreed to make an up-front license payment of $5.0 million and future royalty payments, which was recognized by us as licensing revenue in the three months ended September 30, 2006. No license revenue was recorded in 2005.

Sales and Marketing

Sales. We have a direct sales force in the United States and Europe consisting of sales managers located in New York and London. Sales managers have direct responsibility for selling and account management of our technology at customer sites.

Indirect Sales. Through our partnership organization, we have established a set of relationships with strategic partners and value added resellers, in order to establish and expand an indirect channel of sales for our products.

Marketing. Our marketing efforts are directed towards Global 5000 companies with targeted solutions for the SMB and Enterprise markets, focused on the specific collaboration needs of each. We also work with our existing customers to demonstrate how our solutions can further satisfy their needs, thereby growing our footprint within our installed base. We emphasize initiatives to develop market awareness of our solutions and services, as well as increase usage of our installed systems.

We also use marketing programs to build recognition of our corporate brand, foster partnerships, and promote our technology in regards to licensing opportunities.

Installation, Maintenance, Training and Support Services

We provide a wide variety of services for installation, design and adoption of our video communications products. This may include the analysis of workflows in order to identify patterns of collaboration between workgroups, so that the best configuration of networked resources can be designed and implemented for the enterprise. We generally install our systems for new customers. In an increasing number of cases, our customers’ information technology group or services partner install follow-on orders. In the future, we expect our customers or their services partners will increasingly perform the installation process.

The installation that we offer to our customers as a separately-priced service relates to the physical set up and configuration of desktop and infrastructure components of our solution. To accomplish this activity, our staff frequently interfaces with the customer’s internal information technology, or IT, staff and external suppliers, in order to provide for connectivity to the customer’s local and wide area networks, and for the physical placement (arranging for rack space and appropriate environmental conditions) and connections between the various components purchased. The effective operation of software and hardware is checked by our staff during this installation process. Although the “work time” of this activity at a single location may be only one or two days, the coordination necessary for accommodating the equipment and establishing connectivity frequently creates cycle times of between two and six weeks from product shipment to installation at the customer’s site.

Our maintenance services ensure that customers benefit from the latest networked video technology through software upgrades and expedited repair and replacement services. Our customer support center provides voice and video call assistance to Avistar users and administrators throughout the world. On-site support is also available from each of our major regional offices for a separate fee. In addition, training for users is available on-site or at an Avistar facility, and for system administrators at an Avistar facility, on a for-fee basis.

Backlog

We had no backlog of product orders at December 31, 2007. Backlog is not necessarily indicative of past or future operating results.

Research and Development

We believe that strong system development capabilities are essential to our strategy. Our research and development efforts focus on enhancing our core technology, developing additional applications, addressing emerging technologies, standards and protocols, and engaging in patent generation activities. Our system development team consists of engineers and software developers with experience in video and data networking, voice communications, video and data compression, email, collaboration and Internet technologies. We believe that our diverse technical expertise contributes to the highly integrated functionality of our system. We devote a significant amount of our resources to research and development as this is core to our business strategy and ongoing success.  Our research and development expense for the years ended December 31, 2007 and 2006 was $7.7 million and  $5.8 million, respectively.

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

We held 29 United States patents and 51 non-United States patents as of December 31, 2007. The patents that have been issued expire at varying dates between 2013 and 2018. In addition, numerous patent applications are pending in the United States and several other jurisdictions. Specifically, these patent applications, some of which relate to and claim priority from an application originally filed in 1993, include both method and apparatus claims. These patents and pending patent applications disclose and/or claim aspects of our analog or digital desktop video conferencing technology, video and multimedia storage technology for messaging and publishing, directory services, and public wide area networking access, switching and architecture. A portion of these technologies is currently utilized in our system. To date, we have focused on expanding our patent portfolio, expediting patent issuance and licensing of our patents to reinforce the adoption of our technology.

On February 25, 2008 we announced that Microsoft Corporation had filed requests for re-examination of 24 of our 29 U.S. patents.  Subsequently, Microsoft also filed requests for re-examination of the remaining 5 U.S. patents.  The United States Patent and Trademark Office (USPTO) has approximately two months to decide whether to grant the requests and engage in a formal re-examination. Patent re-examination, if undertaken by the USPTO, could take between six months and two years.  We believe that our U.S. patents are valid and we intend to defend our patents through any re-examination process.  However, the re-examination of patents by the USPTO is a lengthy, time consuming and expensive process in which the ultimate outcome is uncertain.

Our intellectual property division seeks to license its broad portfolio of patents covering, among other areas, video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation. The broad suite of patents enables much of the functionality of our Avistar C3 application platform. Licenses to third parties may cover part or all of our patent portfolio. Examples of the many patented innovations in our portfolio include: the handling of decentralized video call endpoints, unshielded twisted pair video conferencing with data conferencing and desktop workstation echo cancellation.

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

We maintain a strong working relationship with vendors whom we identify as key suppliers, and assign preferred provider status to these vendors under agreements that secure ordering and extended warranty rights for us. Pacific Corporation, is a single source supplier for a key component for one of our products and Equator Technologies Inc., is our only current source of a component used in our IP gateway product.

Competition

The market for video collaboration products and solutions is highly competitive. As a result of advances in technology, increases in communications capability and reductions in communications costs in the past several years, the market is now characterized by many competitors, rapidly changing technology, evolving user needs, developing industry standards and protocols and the frequent introduction of new products and services. Within the market for video collaboration products and solutions, we compete primarily with Polycom, Inc., Tandberg ASA, Radvision, Ltd., and Emblaze-VCON Ltd.

With increasing interest in the power of video collaboration, unified communications and the establishment of communities of users, we face increasing competition from alternative communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Inc., Avaya, Inc., Nortel Networks Corporation, Microsoft Corporation, and IBM Corporation that enable web-based or network-based video and unified communications with low-cost digital camera systems.

We believe that the principal factors affecting competition in our markets include:

•	product features, functionality and scalability;

•	product quality and performance;

•	product reliability and ease of use;

•	use of open standards;

•	quality of service and support;

•	company reputation, size and financial stability;

•	price and overall cost of ownership;

•	integration with other desktop collaboration products; and

•	document sharing, including internet-based collaboration.

Currently, our principal competitors are companies that provide products and services in specific areas where we offer our integrated system, such as:

•	room-based point-to-point and multi-point video communications products;

•	desktop video communications products;

•	broadcast video products;

•	video retrieval and viewing products;

•	desktop content creation products; and

•	web-based data collaboration products.

While a number of companies have marketed applications that enable users to use individual features similar to our solutions, we do not believe that any single competitor currently offers as comprehensive a set of functionality as our solution provides. We believe these companies in many cases can also represent complementary opportunities to extend the reach of our solutions by potentially expanding the market for video and unified communications and collaboration.

We expect competition to increase significantly in the future from existing providers of specialized video and unified communications products, VOIP solution providers and other companies as they enter our existing or future markets, possibly including major telephone companies or communications equipment providers. These companies may develop similar or substitute solutions, which may be less costly or provide better performance or functionality than our systems. A number of our existing and potential competitors have longer operating histories, significantly greater financial, marketing, service, support, technical and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our current or potential competitors have well-established relationships with our current and potential customers, and have extensive knowledge of our industry. It is possible that new competitors or alliances among competitors may emerge and acquire significant market share. To be successful, we must continue to respond promptly and effectively to the challenges of developing customer requirements, technological change and competitors’ innovations. Accordingly, we cannot predict what our relative competitive position will be as the market evolves for video collaboration and unified communications products and services.

Employees

As of December 31, 2007, we had 74 employees, including personnel dedicated to research and development, customer service, including installation and support services, sales and marketing, and finance and administration. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing, and senior management personnel, most of whom are not obligated to remain with us by an employment agreement. The loss of the services of one or more of our key employees could harm our business.

Executive Officers

Our officers and their ages as of December 31, 2007 were as follows:

Name	Age	Position
Gerald J. Burnett	65	Chairman of the Board and Chief Executive Officer*
William L. Campbell	59	Vice Chairman and Director of Strategic Development*
Robert J. Habig	53	Chief Financial Officer
J. Chris Lauwers	47	Chief Technology and Product Officer
Simon B. Moss	42	President, Products Division*
Anton F. Rodde	65	President, Intellectual Property Division
Gary Stager	55	Vice President, Engineering
Darren Innes	42	General Manager and Global Head of Sales

* Dr. Burnett resigned as our Chief Executive Officer and Mr. Moss was appointed as our Chief Executive Officer effective January 1, 2008.  William Campbell resigned as Director of Strategic Development on January 1, 2008.

Gerald J. Burnett is one of our founders and has been Chairman of our Board of Directors since March 2000, and our Chief Executive Officer from March 2000 until December 2007. He served as Chief Executive Officer of Avistar Systems from 1998 until 2000. Dr. Burnett resigned as our Chief Executive Officer effective January 1, 2008. From 1993 to 1997, he was a director of Avistar Systems or a principal of its predecessor limited partnership. He is a member of the Corporation (Board of Trustees) of the Massachusetts Institute of Technology. Dr. Burnett holds a B.S. and an M.S. from the Massachusetts Institute of Technology in electrical engineering and computer science, and a Ph.D. from Princeton University in computer science and communications.

William L. Campbell is one of our founders and has been a member of our Board of Directors since March 2000.  Mr. Campbell served as our Director of Strategic Development from September 2007 to December 31, 2007.  Mr. Campbell served as our Chief Operating Officer from July 2005 to September 2007 and served as our Executive Vice President from March 2000 until September 2007. He was our Corporate Secretary from June 2001 until September 2007. He was our Chief Executive Officer of our Intellectual Products Division beginning in 1997 to September 2007. In July 2005 he received the title of Chief Operating Officer which he held until September 2007. Mr. Campbell holds a B.S. in general engineering from the U.S. Military Academy and an M.S. in management from the Sloan School of the Massachusetts Institute of Technology.

Robert J. Habig has been our Chief Financial Officer since May 2001. He had previously served as Chief Financial Officer at think3 Corporation, a private computer-aided design software company from 1999 to 2001, as Chief Financial Officer at CrossWorlds Software, Inc., an enterprise software company from 1998 to 1999, as Executive Vice President at First Data Corporation, a financial transactions processing company, from 1997 to 1998, as a business unit Chief Financial Officer at AlliedSignal Corporation, an automotive, aerospace and chemical manufacturing company from 1994 to 1997, and held a number of positions with PepsiCo from 1979 to 1994. Mr. Habig holds a B.A. in economics and business from Lafayette College and an M.B.A. from the Simon Graduate School of Business at the University of Rochester.

J. Chris Lauwers has been our Chief Technology and Product Officer since August 2005. He served as Chief Technology Officer from March 2001 to August 2005. He was our Vice President of Engineering from 1996 to 2001 and Director of Engineering from 1994 to 1996. He previously served as Principal Software Architect at Vicor Inc., a private e-business product solutions and engineering consulting company, from 1990 to 1994, and as a research associate at Olivetti Research Center from 1987 to 1990. Dr. Lauwers holds a B.S. in electrical engineering from the Katholieke Universiteit Leuven of Belgium. Dr. Lauwers also holds an M.S. and a Ph.D. in electrical engineering and computer science from Stanford University.

Simon B. Moss joined Avistar in July 2007 as President of our Products Division and became Chief Executive Officer on January 1, 2008.  He previously served as Chief Executive Officer of Mantas, Inc. a behavior detection software company, from April 2002 to 2006, where he led its successful acquisition by Oracle/I-flex. He was a Partner at PricewaterhouseCoopers LLC from 2000 to 2002, President of FNX from 1999 to 2000, Director of Financial Markets at IBM Corporation and co-founder of IBM's risk management practice in London, from 1994 to 1999 and held various positions at Chase Manhattan Bank prior to 1994.

Anton F. Rodde has been the President of the Intellectual Properties Division, Inc., since December 2003. Prior to joining Avistar, he served as President and CEO of Western Data Systems, an ERP software company, from 1991 to 2002, as Group Vice President at Manugistics from 2002 to 2003, the company which acquired Western Data Systems, as President and General Manager of several subsidiaries of Teknekron Corporation, a technology incubator, from 1984 to 1991, as founder and President of Control Automation, a robotics company, from 1980 to 1984, and held a variety of technical and management positions at AT&T from 1970 to 1980. Dr. Rodde holds a B.S. in physics from Benedictine University and an M.S. and Ph.D. in physics from the Illinois Institute of Technology.

Gary Stager joined Avistar in December 2006 as Vice President of Engineering. From 2004 to 2006, Mr. Stager was Senior Vice President of Engineering and Operations for Exavio, Inc., where he was responsible for the design, manufacture and support of Exavio’s networked storage products for digital media production and HPC applications. From 2001 to 2003, he served as VP of Engineering at Omneon Video Networks. Mr. Stager holds degrees in Electrical Engineering and Liberal Arts from the University of Florida.

Darren Innes  joined Avistar in November 2007 as General Manager and Global Head of Sales. Prior to joining Avistar, Mr. Innes served as Global Head of Sales and General Manager EMEA at Mantas Inc. from April 2002 to November 2007 and as Financial Services Practice Manager at Izodia, a business to business e-commerce software company prior to 2002. Item

Item 1a.  Risk Factors

Factors Affecting Future Operating Results

We have incurred substantial losses in the past and may not be profitable in the future.

We incurred net losses of $2.9 million for 2007, $8.1 million for 2006 and $5.2 million for 2005. As of December 31, 2007, our accumulated deficit was $105.7 million. Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses, which have been reduced recently, may increase as we continue to develop our business and pursue licensing opportunities. As a result, to become profitable, we will need to increase our revenue and income from settlement and patent licensing by increasing sales to existing customers and by attracting additional new customers and licensees. If our expenses increase more rapidly than our revenue, we may not become or remain profitable. Due to the volatility of our product and licensing revenue and our income from settlement and patent licensing activities, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis. If we fail to achieve or to maintain profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available on acceptable terms, could cause our business to suffer.

As of December 31, 2007, our accumulated deficit was $105.7 million. Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business and pursue licensing opportunities. As a result, we may need to arrange for the availability of additional funding in order to meet our future business requirements. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.  We have in the past and may in the future reduce our expenditures on research and development and significantly reduce our employee headcount in order to better align our expenditures with our available resources.  Any such reductions may adversely affect our ability to maintain or grow our business.

We are in the process of implementing changes in our organizational structure, sales, marketing and distribution strategy, licensing efforts and strategic direction, which, if unsuccessful, could adversely affect our business and results of operations.

In July 2007, Simon Moss was appointed as President of the products division of our company.  In September 2007, William Campbell resigned from the position of Chief Operating Officer and in November 2007 we announced that Gerald Burnett was resigning from his position as our Chief Executive Officer effective January 1, 2008 and would be replaced in that position by Simon Moss.  In addition John Carlson, Vice President of Marketing resigned effective October 2007 and Robert Garrigan, Vice President of Sales resigned effective in November 2007 and was replaced by Darren Innes who joined the company as General Manager and Global Head of Sales on November 1, 2007.  In September 2007, we announced an intensive set of corporate initiatives aimed at increasing our product sales, expanding our customer deployments and support, improving our corporate efficiency and increasing our development capacity.  The components of this initiative included:

•	Centering our sales, marketing and operations activities, and associated management functions in our New York City offices;

•
Introducing a new go-to-market strategy and delivery model for hosting desktop video services, a fully managed, turnkey, desktop video solution that provides comprehensive video communications and data-sharing capabilities without the need for companies to install and maintain on-site video infrastructure;

•
Supplementing our position in the financial services vertical by expanding our market focus to additional verticals with complex business problems, where our collaboration products can help global organizations speed business processes, save costs and reduce their carbon footprints;

•	Implementing aggressive cost control measures including a reduction in our employees from an average of 88 in 2007 to approximately 55 in the three months ended March 31, 2008; and

•	Pursuing multiple distribution, services and technology licensing partners.

These and other changes in our business are aimed at reducing our structural costs, increasing our organizational and partner-driven capacity, leveraging our reputation for innovation and intellectual property leadership, and growing and expanding our business.  However, these organizational changes and initiatives involve transitional costs and expenses and result in uncertainty in terms of their implementation and their impact on our business.  As with any significant organizational change, our initiatives will take time to implement, and the results of these initiatives may not be apparent in the near term.  If our initiatives are unsuccessful in achieving our stated objectives, our business could be harmed and our results of operations and financial condition could be adversely affected .

We may not satisfy the criteria for continued listing on The NASDAQ Capital Market and our securities could be subject to delisting, which could materially and adversely affect the price and liquidity of our stock, our business and our financial condition.

On November 16, 2007, we received a deficiency letter from The NASDAQ Stock Market indicating that we do not comply with Marketplace Rule 4310(c)(3), which requires that we have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 in market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  The NASDAQ staff noted that the market value of our listed securities had been below the minimum $35,000,000 for the previous 10 consecutive trading days.  On March 20, 2008, we received notification from the NASDAQ Hearings Panel that we had regained compliance with the continued listing standards of The NASDAQ Stock Market, but will be subject to an additional compliance monitoring period through June 1, 2008.  In its determination, the Panel noted that if at any time before June 1, 2008, the market value of our securities falls below the required minimum of $35 million for 30 consecutive trading days, the Panel will promptly conduct a hearing with respect to such failure and our securities would be subject to immediate delisting. Failure to comply with any other continued listing requirement would be subject to standard notice, hearing and restoration periods.

There can be no assurance that we will remain in compliance with The NASDAQ’s continued listing standards during the NASDAQ’s special compliance monitoring period or thereafter.  If we are unable to continue to list our common stock for trading on The NASDAQ Capital Market, there may be an adverse impact on the market price and liquidity of our common stock, and our stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Delisting of our common stock from The NASDAQ Capital Market could also have a materially adverse effect on our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel. In addition, institutional investors may no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

Our common stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our stockholders from reselling our common stock at a profit.

The trading price of our common stock has in the past been and could in the future be subject to significant fluctuations in response to:

•	general trends in the equities market, and/or trends in the technology sector;

•	quarterly variations in our results of operations;

•	announcements regarding our product developments;

•	the size and timing of agreements to license our patent portfolio;

•	developments in the examination of our patent applications and the potential re-examination of our issued patents by the U.S. Patent and Trademark Office;

•	announcements of technological innovations or new products by us, our customers or competitors;

•	announcements of competitive product introductions by our competitors;

•	changes in the status of our listing on The NASDAQ Capital Market;

•	sales, or the perception in the market of possible sales, of a large number of shares of our common stock by our directors, officers, employees or principal stockholders; and

•	developments or disputes concerning patents or proprietary rights, or other events.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 60% of our common stock as of December 31, 2007. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

Our market is in the early stages of development, and our system may not be widely accepted.

Our ability to achieve profitability depends in part on the widespread adoption of networked video communications systems and the sale and adoption of our video system in particular either as a separate solution or as a technology integrated into a unified communications platform. If the market for our system and technology fails to grow or grows more slowly than we anticipate, we may not be able to increase revenue or achieve profitability. The market for our system is relatively new and evolving. We have to devote substantial resources to educating prospective customers about the uses and benefits of our system. Our efforts to educate potential customers may not result in our system achieving broad market acceptance. In addition, businesses that have invested or may invest substantial resources in other video products may be reluctant or slow to adopt our system. Consequently, the conversion from traditional methods of communication to the extensive use of networked video and unified communications may not occur as rapidly as we wish.

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

Since a majority of our product revenue has come from follow-on orders to existing customers, our financial performance could be harmed if we fail to obtain follow-on orders in the future.

Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its utilization and resultant value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Excluding licensing revenue, product revenue generated from follow-on orders accounted for approximately 94% of our revenue in 2007, 95% in 2006 and 99% in 2005. Our future financial performance depends on successful initial installations of our system, and successful generation of follow-on orders as the Avistar network expands within a customer’s organization. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

Because we depend on a few customers for a majority of our product revenue, services revenue, and income from settlement and patent licensing, the loss of one or more of them could cause a significant decrease in our operating results.

We have historically derived the majority of our revenue from a limited number of customers, particularly Deutsche Bank AG and their affiliates and UBS Warburg LLC and their affiliates. In 2007, these customers and Radvision Ltd. accounted for 75% of our total revenue. In 2006, these customers and Sony Corporation and its subsidiaries, including SCEI accounted for 83% of our total revenue. Deutsche Bank AG and their affiliates and UBS Warburg LLC and their affiliates accounted for 84% of our revenue for 2005. No other customers individually contributed greater than 10% of our total revenue for 2007, 2006 or 2005. As of December 31, 2007, three customers represented 38%, 30% and 10% of gross accounts receivable. As of December 31, 2006, three customers represented 44%, 20% and 20% of gross accounts receivable. As of December 31, 2005, three customers represented 48%, 32% and 17% of gross accounts receivable.

The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could cause our revenue to decline and our losses to increase.  For example, income from settlement and patent licensing activities from Tandberg, which was $12.0 million in the first quarter of 2007, was a one-time payment, as was the $4.0 payment for a patent license from Radvision Ltd in the second quarter of 2007. We expect to complete the amortization of the Polycom proceeds in 2009. If we are unable to license our patent portfolio to additional parties on terms equal to or better than our agreements with Polycom, Tandberg, Sony and Radvision, our licensing revenue and our income from settlement and patent licensing will decline, which could cause our losses to increase. We currently depend on a limited number of customers with lengthy budgeting cycles and unpredictable buying patterns, and as a result, our revenue from quarter-to-quarter or year-to-year may be volatile. Adverse changes in our revenue or operating results as a result of these budgeting cycles or any other reduction in capital expenditures by our large customers could substantially reduce the trading price of our common stock.

We may not be able to modify and improve our products in a timely and cost effective manner to respond to technological change and customer demands.

Future hardware and software platforms embodying new technologies and the emergence of new industry standards and customer requirements could render our system non-competitive or even obsolete.  Additionally, communication and collaboration products and technologies are moving towards integrated platforms characterized as unified communications. The market for our system is characterized by:

•	rapid technological change;

•	the emergence of new competitors;

•	significant development costs;

•	changes in the requirements of our customers and their communities of users;

•	integration of joint solutions in collaboration platforms;

•	evolving industry standards; and

•	transition to Internet protocol connectivity for video at the desktop, with increasing availability of bandwidth and quality of service.

    Our system is designed to work with a variety of hardware and software configurations, and be integrated with commoditized components (example: “web cams”) of data networking infrastructures used by our customers. The majority of these customer networks rely on Microsoft Windows servers. However, our software may not operate correctly on other hardware and software platforms or with other programming languages, database environments and systems that our customers use. Also, we must constantly modify and improve our system to keep pace with changes made to our customers’ platforms, data networking infrastructures, and their evolving ability to integrate video with other applications. This may result in uncertainty relating to the timing and nature of our new release announcements, introductions or modifications, which in turn may cause confusion in the market, with a potentially harmful effect on our business. If we fail to promptly modify, integrate, or improve our system in response to evolving industry standards or customers’ demands, our system could become less competitive, which would harm our financial condition and reputation.

Difficulties or delays in installing our products could harm our revenue and margins.

We generally recognize initial product and installation revenue upon the installation of our system in those cases where we are responsible for installation, which often entails working with sophisticated software and computing and communications systems. If we experience difficulties with installation or do not meet deadlines due to delays caused by our customers or ourselves, we could be required to devote more customer support, technical and other resources to a particular installation. If we encounter delays in installing our products for new or existing customers, or installation requires significant amounts of our professional services support, our revenue recognition could be delayed, our costs could increase and our margins could suffer.

Competition could reduce our market share and decrease our revenue.

The market in which we operate is highly competitive. In addition, because our industry is relatively new and is characterized by rapid technological change, evolving user needs, developing industry standards and protocols and the introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market. Currently, our competition comes from many other kinds of companies, including communication equipment, integrated solution, broadcast video and stand-alone “point solution” providers. Within the video-enabled network communications market, we compete primarily against Polycom, Tandberg ASA, Sony Corporation, Apple Inc., Radvision and Emblaze-VCON Ltd.  Many of these companies, including Polycom, Tandberg, Sony, Radvision and Emblaze-VCON have acquired rights to use our patented technology through licensing agreements with us, which, in some cases, include rights to use future patents filed by us.  With increasing interest in the power of video collaboration and the establishment of communities of users, we believe we face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Inc., Avaya, Inc., Microsoft Corporation and Nortel Networks Corporation that enable web-based or network-based video communications with low-cost digital camera systems.

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

General economic conditions may impact our revenues and harm our business in the future, as they have in the past.

The international economic slowdown and the downturn in the investment banking industry that began in 2000 negatively affected our business, and a reoccurrence of a difficult economic environment may do so in the future. During the previous economic downturn, the investment banking industry suffered a sharp decline, which caused many of our existing and potential customers to cancel or delay orders for our products. The U.S. economy may slow, and our customers and potential customers may delay ordering our products, and we could fall short of our revenue expectations for 2008 and beyond. Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had, and could in the future have, a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

Future revenues and income from settlement and licensing activities are difficult to predict for several reasons, including our lengthy and costly licensing cycle. Our failure to predict revenues and income accurately may cause us to miss analysts’ estimates and result in our stock price declining.

Because our licensing cycle is a lengthy process, the accurate prediction of future revenues and income from settlement and patent licensing from new licensees is difficult. The process of persuading companies to adopt our technologies, or convincing them that their products infringe upon our intellectual property rights, can be lengthy. There is also a tendency in the technology industry to close business deals at the end of a quarter, thereby increasing the likelihood that a possible material deal would not be concluded in a current quarter, but slip into a subsequent reporting period. This kind of delay may result in a given quarter’s performance being below analyst or shareholder expectations. The proceeds of our intellectual property licensing and enforcement efforts tend to be sporadic and difficult to predict. Recognition of those proceeds as revenue or income from settlement and licensing activities depends on the terms of the license agreement involved, and the circumstances surrounding the agreement. As a result, our licensing and enforcement efforts are expected to result in significant volatility in our quarterly and annual financial condition and results of operations, which may result in us missing investor expectations, which may cause our stock price to decline.

Our U.S. Patents are the subject of a re-examination request filed with the U.S. Patent and Trademark Office by Microsoft Corporation, which could adversely affect our business and results of operations.

On February 25, 2008 we announced that Microsoft Corporation had filed requests for re-examination of 24 of our 29 U.S. patents.  Subsequently, Microsoft also filed requests for re-examination of the remaining 5 U.S. patents.  Some of the re-examination requests were initially rejected by the USPTO on procedural grounds. If all procedural flaws are corrected, the USPTO has approximately two months to decide whether to grant the requests and engage in a formal re-examination. Patent re-examination, if undertaken by the USPTO, could take between six months and two years.  In addition, we have elected to withdraw and re-submit for examination seven about-to-issue patent applications. This will give the USPTO the opportunity to evaluate Microsoft’s re-examination documents in the context of these applications as well.  We believe that our U.S. patents are valid and we intend to defend our patents through any re-examination process.  However, the re-examination of patents by the USPTO is a lengthy, time consuming and expensive process in which the ultimate outcome is uncertain.   If the USPTO elects to re-examine some or all of our U.S. patents, we will be required to spend substantial time and resources defending our patents, including the fees and expenses of our legal advisors.  The re-examination of some or all of our U.S. patents, if granted by the USPTO, may adversely impact our licensing negotiations in process, our financial condition, and results of operations and may require us to seek additional financing to fund our operations and defense of our patents.  We may also enter into contingency arrangements with investors, legal counsel or other advisors that would give such parties a significant portion of any future licensing and settlement amounts we derive from our patent portfolio.  If the USPTO elects to re-examine our U.S. patents and determines that some or all of such patents should not be affirmed, our business, financial condition and future licensing prospects may be materially and adversely affected.

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

Others may bring infringement claims against us or challenge the legitimacy of our patents, which could be time-consuming and expensive to defend.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, and we have been a party to such litigation. We have been party to such litigation in the past and may be again in the future. The prosecution and defense of such lawsuits would require us to expend significant financial and managerial resources, and therefore may have a material negative impact on our financial position and results of operations. The duration and ultimate outcome of these proceedings are uncertain. We may be a party to additional litigation in the future to protect our intellectual property, or as a result of an alleged infringement of the intellectual property of others. These claims and any resulting lawsuit could subject us to significant liability for damages and invalidation of our proprietary rights. In addition, the validity of our patents has been challenged in the past and may be challenged in the future through re-examination requests or other means. These lawsuits or challenges of our patents legitimacy in the US or foreign patent offices, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

Although we are quickly moving to a software-centric product offering and reducing our dependencies on specialized hardware, the loss of any of our outside contract manufacturers or third party equipment suppliers that produce key components of our system could significantly disrupt our manufacturing and new product development process.

We depend on outside manufacturers to produce components of our systems, such as cameras, microphones, gateway, speakers and monitors that we install at desktops and in conference rooms. One supplier, Pacific Corporation, is a single source supplier for a key component for one of our products. Another supplier, Equator Technologies Inc., is our only current source of a component used in our IP gateway product. In addition, during 2006, we began using an offshore contract resource in China for product development work and may use offshore resources in the future. Our reliance on these third parties involves a number of risks, including:

•	the possible unavailability of critical services and components on a timely basis, on commercially reasonable terms or at all;

•
if the components necessary for our system were to become unavailable, the need to qualify new or alternative components for our use or reconfigure our system and manufacturing process could be lengthy and expensive for those products impacted;

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

We do not have long-term supply contracts with most of our manufacturers and suppliers. If these manufacturers or suppliers cease to provide us with the assistance or the components necessary for the operation of our business, we may not be able to identify alternate sources in a timely fashion. Any transition to alternate manufacturers or suppliers would likely result in operational problems and increased expenses, and could cause delays in the shipment of or otherwise limit our ability to provide some of our products. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms, or at all. Any disruption in product flow may limit our revenue, delay our product development, seriously harm our competitive position and/or result in additional costs or cancellation of orders by our customers.

If we are unable to expand our direct sales force and/or add distribution channels, our business will suffer.

To increase our revenue, we must increase the size and/or the productivity of our direct sales force and add indirect distribution channels, such as systems integrators, product partners and/or value-added resellers, and/or effect sales through our customers. If we are unable to maintain or increase our direct sales force or add indirect distribution channels due to our own cost constraints, limited availability of qualified personnel or other reasons, our future revenue growth may be limited and our future operating results may suffer. We cannot assure you that we will be successful in attracting, integrating, motivating and retaining sales personnel. Furthermore, it can take several months before a new hire becomes a productive member of our sales force. The loss of existing salespeople, or the failure of new salespeople and/or indirect sales partners to develop the necessary skills in a timely manner, could impact our revenue growth.

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

    International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 72% of total revenue for 2007, 75% for 2006 and 63% for 2005. Some of the risks we may encounter in conducting international business activities include the following:

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

Increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures and/or sustained military action may halt or hinder our ability to do business, may increase our costs and may adversely affect our stock price. This increased instability has had and may have negative effects on financial markets in the future, including significant price and volume fluctuations in securities markets. If this international political instability continues or escalates, our business and results of operations could be harmed, and the market price of our common stock could decline.

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

Item 1b. Unresolved Staff Comment

None.

Item 2. Properties

Our corporate headquarters and intellectual property division are located in San Mateo, California, where we occupy approximately 29,000 square feet under a lease that expires in March 2012. We believe that our current leased facilities, together with facilities that are available to us or are being negotiated, will be sufficient to meet our needs for the next twelve months. In addition, we lease a combined total of approximately 11,000 square feet of office space in New York, New York, and London, England to support the operations of our products division.

Item 3. Legal Proceedings

On May 11, 2005, Collaboration Properties Inc., our wholly-owned patent prosecution and licensing subsidiary, which was subsequently merged into Avistar on October 1, 2007, commenced a patent infringement lawsuit against Tandberg ASA and Tandberg, Inc., alleging that numerous Tandberg videoconferencing products infringe three patents held by us. The suit was filed in the United States District Court for the Northern District of California. The three patents involved were U.S. Patent Nos. 5,867,654; 5,896,500; and 6,212,547. Both of the Tandberg entities answered the complaint on July 15, 2005, at which time they asserted that they did not infringe the patents and that the patents were invalid and unenforceable.

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

On February 15, 2007, we entered into a patent license agreement with Tandberg ASA, Tandberg AS and Tandberg, Inc. Under this agreement, we agreed to dismiss our infringement suit against Tandberg, Tandberg agreed to dismiss its infringement suit against us, and the companies agreed to cross-license each other’s patent portfolios. The agreement resulted in a payment to us from Tandberg in the amount of $12.0 million, of which $4.3 million was used by us to pay contingent legal fees we incurred in connection with the litigation.

We sometimes encounter other claims in the normal course of business that are not expected to have a material effect on our business.  However, dispute resolution is inherently unpredictable, and the costs and other effects of pending or future claims, litigation, legal and administrative cases and proceedings, and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the NASDAQ National Market from August 17, 2000 until October 29, 2002 and has traded on the NASDAQ Capital Market since October 30, 2002 under the symbol “AVSR.”  Prior to August 17, 2000, there was no public market for our common stock. The following table sets forth for the period indicated the high and low closing sale prices for our common stock, as reported by the NASDAQ Capital Market.

	Year Ended December 31, 2007		Year Ended December 31, 2006
	High	Low	High	Low
First Quarter	$1.91	$1.32	$1.79	$1.22
Second Quarter	$1.75	$1.28	$1.76	$1.25
Third Quarter	$1.44	$1.10	$1.81	$1.33
Fourth Quarter	$1.27	$0.31	$2.52	$1.44

On December 31, 2007, the last reported sale price of our common stock on the NASDAQ Capital Market was $0.36 per share. According to the records of our transfer agent, as of December 31, 2007 there were 70 holders of record of our common stock and we believe there are a substantially greater number of beneficial holders.

Dividend Policy

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by this Item is included under Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Avistar under the Securities Act of 1933, as amended or the Exchange Act. Set forth below is a line graph comparing the percentage change in the cumulative return to the holders of our common stock with the cumulative return of The NASDAQ Composite U.S. Index and a group of industry peers within the communications software infrastructure and video communications industries for the period commencing December 31, 2002 and ending on December 31, 2007. Returns for the indices are weighted based on market capitalization at the beginning of each fiscal year. Data for The NASDAQ Composite Index and the Peer Group assumes reinvestment of dividends.

Total Return Analysis

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Avistar Communications Corp.	$100.00	$660.87	$578.26	$669.61	$786.96	$156.52
Peer Group	$100.00	$175.91	$196.01	$167.21	$304.29	$390.14
NASDAQ Composite	$100.00	$150.01	$162.89	$165.13	$180.85	$198.60

Source: CTA Integrated Communications www.ctaintegrated.com (303) 665-4200. Data from Reuters BRIDGE Data Networks

(1)The above graph sets forth the cumulative total return to our stockholders during the period from December 31, 2002 to December 31, 2007. The graph assumes the investment on December 31, 2002 of $100 in our common stock, The NASDAQ Composite Index, and an Industry Peer Group. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

(2)The Industry Peer Group consists of WebEx Communications, Inc., RealNetworks Inc., Packeteer, Inc., and Radvision Ltd. WebEx Communications, Inc. was acquired in May 2007 by Cisco Systems, Inc. and is included in the Industry Peer Group until acquired. Although the companies included in the industry peer group were selected because of similar industry characteristics, they are not entirely representative of our business.

Item 6. Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 hereof and our consolidated financial statements and notes thereto. The selected statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the selected balance sheet data as of December 31, 2007 and 2006 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the year ended December 31, 2004 and 2003 and the selected balance sheet data as of December 31, 2005, 2004 and 2003 is derived from our financial statements not included in the Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data) Restated(1)
Statements of Operations Data
Revenue:
Product	$3,462	$4,528	$3,403	$3,121	$2,817
Licensing	5,016	5,155	—	—	—
Services, maintenance and support	3,477	3,542	3,508	3,200	3,775
Total revenue	11,955	13,225	6,911	6,321	6,592
Costs and expenses:
Cost of product revenues*	2,684	3,185	1,892	1,435	1,425
Cost of services, maintenance and support revenues*	2,243	1,820	2,220	1,937	2,119
Income from settlement and patent licensing	(16,226)	(4,226)	(4,226)	(575)	—
Research and development*	7,670	5,753	3,544	2,588	2,432
Sales and marketing*	6,192	5,488	3,379	2,456	3,702
General and administrative*	12,465	9,682	5,697	6,956	6,038
Total costs and expenses	15,028	21,702	12,506	14,797	15,716
Loss from operations	(3,073)	(8,477)	(5,595)	(8,476)	(9,124)
Other income (expenses):
Interest income	346	299	537	118	44
Other (expense) income, net	(188)	(2)	(94)	15	481
Total other income, net	158	297	443	133	525
Loss before provision for (recovery from) income taxes	(2,915)	(8,180)	(5,152)	(8,343)	(8,599)
Provision for (recovery from) income taxes	23	(31)	22	363	20
Net loss	$(2,938)	$(8,149)	$(5,174)	$(8,706)	$(8,619)
Net loss per share—basic and diluted	$(0.09)	$(0.24)	$(0.15)	$(0.27)	$(0.33)
Weighted average shares used in calculating basic and diluted net loss per share	34,290	33,928	33,600	32,610	26,368
*Including stock-based compensation of:
Cost of product, services, maintenance and support revenues	$188	$155	$—	$—	$15
Research and development	879	618	—	—	12
Sales and marketing	614	497	—	—	104
General and administrative	1,008	764	100	24	4

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands) Restated(1)
Balance Sheet Data
Cash and cash equivalents	$4,077	$7,854	$8,216	$21,656	$4,438
Short-term investments	799	—	2,995	—	1,000
Working capital (deficit)	(7,182)	(2,575)	6,306	16,367	4,848
Total assets	10,577	14,699	20,358	30,408	8,228
Stockholders’ equity (deficit)	(9,826)	(9,949)	(4,158)	514	5,491

(1) Change in Accounting Treatment

In September 2005, we received a comment letter from the SEC relating to our 2004 Form 10-K, which included questions regarding our accounting for the November 2004 settlement and patent cross-license agreement with Polycom, Inc. The settlement and patent cross-license agreement resulted in a $27.5 million one-time payment by Polycom, Inc. to us, and a payment by us to our own litigation counsel of $6.4 million in contingent legal fees. Our Form 10-K for the fiscal year ended December 31, 2004 and Form 10-Q for the three, six and nine months ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively, reported the one time payment by Polycom, Inc. as revenue, recognized ratably over a five-year period, net of contingent legal fees. As a result of the SEC’s inquiry as to whether the Polycom, Inc. transaction should be characterized as revenue and after discussions with the SEC, we concluded that a reclassification of license revenues from revenue to a component of operating expenses, reflected as “Income from settlement and patent licensing”, was necessary for previously filed financial reports. The reclassification of the proceeds and expenses from the Polycom, Inc. settlement and patent cross-license agreement had no effect on reported net loss, loss per share, stockholders’ equity (deficit) or net cash flows from operating, investing or financing activities, but did have the effect of overstating revenues and operating expenses for previously issued interim and annual consolidated financial statements, as of and for the quarters and year-to-date periods ended December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005. In addition, the balance sheet as of December 31, 2004 was amended to reflect the gross effect of the $27.5 million payment by Polycom, Inc. to us, and the payment of $6.4 million of contingent legal fees by us, which was previously reported on a net basis as deferred revenue. Significant concentrations, revenue recognition, segment reporting footnotes and the unaudited interim results have been modified to reclassify the Polycom, Inc. proceeds from revenue to “Income from settlement and patent licensing,” to be consistent with the presentation of the net proceeds from the Polycom, Inc. settlement and patent cross-license agreement in the 2007, 2006 and 2005 Statements of Operations. The presentation within operations is supported by a determination that the Polycom, Inc. licensing transaction is central to the activities that constitute our ongoing major or central operations, but that the settlement may also contain a gain element related to the settlement, which is not considered revenue under the Financial Accounting Standards Board (FASB) Concepts Statement No. 6, Elements of Financial Statements (CON 6). We did not have sufficient historical evidence to support a reasonable determination of value for the purpose of segregating the transaction into revenue related to the patent licensing and an operating or non-operating gain upon settlement of litigation, resulting in the determination that the entire transaction is more appropriately classified as “Income from settlement and patent licensing” within operations, as opposed to revenue.

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

Overview

Avistar creates technology that provides the missing critical element in unified communications: bringing people in organizations face-to-face, through enhanced communications for true collaboration anytime, anyplace. Our latest product, Avistar C3, draws on over a decade of market experience to deliver a single-click desktop videoconferencing and collaboration experience that moves business communications into a new era. Available as a stand-alone solution, or integrated with existing unified communications software from other vendors, Avistar C3 users gain an instant messaging-style ability to initiate video communications across and outside the enterprise. Patented bandwidth management enables thousands of users to access desktop videoconferencing, Voice over IP, or VoIP, and streaming media without requiring substantial new network investment or impairing network performance.  By integrating Avistar C3 tightly into the way they work, our customers can use our solutions to help reduce costs and improve productivity and communications within the enterprise and between enterprises, and to enhance relationships with customers, suppliers and partners. Using Avistar C3 software and leveraging video, telephony and Internet networking standards, Avistar solutions are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system directly and indirectly to the SMB and Enterprise markets comprising the Global 5000. Our objective is to establish our technology as the standard for networked visual unified communications and collaboration through direct sales, indirect channel sales/partnerships and the licensing of our technology to others. We also seek to license our broad portfolio of patents covering, among other areas, video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation.

We operate on a 52-week fiscal year ending December 31. We operate in two segments. Our products division engages in the design, development, manufacture, sale and marketing of networked video communications products and associated support services. Our intellectual property division engages in the prosecution, maintenance, support and licensing of the intellectual property and technology that we have developed, some of which is used in our products.

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of December 31, 2007, we held 80 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace.

In September 2007, we announced an intensive set of corporate initiatives aimed at increasing our product sales, expanding our customer deployments and support, improving our corporate efficiency and increasing our development capacity.  The first components of this initiative included:

·	Implementing changes in our management team and centering our sales and marketing activities, and associated management functions in our New York City office;

•
Introducing a new go-to-market strategy and delivery model for hosting desktop video services, a fully managed, turnkey, desktop video solution that provides comprehensive video communications and data-sharing capabilities without the need for companies to install and maintain on-site video infrastructure;

•
Supplementing our position in the financial services vertical by expanding our market focus to additional verticals with complex business problems, where our collaboration products can help global organizations speed business processes, save costs and reduce their carbon footprints;

·	Implementing aggressive cost control measures including a reduction in our employees from an average of 88 in 2007 to approximately 55 in the three months ended March 31, 2008; and

•	Pursuing multiple distribution, services and technology partners.

These and other changes in our business are aimed at reducing our structural costs, increasing our organizational and partner-driven capacity, leveraging our reputation for innovation and intellectual property leadership, and growing and expanding our business.  However, these organizational changes and initiatives involve transitional costs and expenses and result in uncertainty in terms of their implementation and their impact on our business and there can be no assurance that these initiatives will achieve our intended objectives.

On February 25, 2008 we announced that Microsoft Corporation had filed requests for re-examination of 24 of our 29 U.S. patents. Subsequently, Microsoft also filed requests for re-examination of the remaining 5 U.S. patents.  The USPTO has approximately two months to decide whether to grant the requests and engage in a formal re-examination. Patent re-examination, if undertaken by the USPTO, could take between six months and two years.  We believe that our U.S. patents are valid and we intend to defend our patents through any re-examination process.  However, the re-examination of patents by the USPTO is a lengthy, time consuming and expensive process in which the ultimate outcome is uncertain.   If the USPTO elects to re-examine some or all of our U.S. patents, we will be required to spend substantial time and resources defending our patents, including the fees and expenses of our legal advisors.  Accordingly, we do not expect to recognize significant new licensing revenue or income from settlement and licensing activities during the re-examination process.  The re-examination of some or all of our U.S. patents, if granted by the USPTO, may adversely impact our licensing negotiations in process, our financial condition, and results of operations and may require us to seek additional financing to fund our operations and defense of our patents.

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

Revenue Recognition

We derive product revenue from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. We also derive revenue from fees for installation, maintenance, support, training services and software development. In addition, we derive revenue from the licensing of our intellectual property portfolio. Product revenue as a percentage of total revenue was 29%, 34% and 49% for 2007, 2006 and 2005, respectively.

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

We also recognize revenue from the licensing of our intellectual property portfolio, according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to our intellectual property is granted after the commencement of litigation between us and the licensee, the proceeds of such transaction are recognized as licensing revenue by us only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, consistent with FASB CON 6. As of December 31, 2007, these criteria for recognizing license revenue following the commencement of litigation have not been met, and proceeds received after commencement of litigation have therefore been recorded in “income from settlement and patent licensing” in our statement of operations.

In June 2007, we entered into a Patent License Agreement with Radvision Ltd.  Under the license agreement, we granted Radvision and its subsidiaries a license in the field of videoconferencing to all of our patents, patent applications and patents issuing therefrom with a filing date on or before May 15, 2007.  Also under the license agreement, Radvision granted to us a license in the field of videoconferencing to all of Radvision’s patents, patent applications and patents issuing there from with a filing date on or before May 15, 2007.  The license agreement includes mutual releases of the parties from claims of past infringement of the licensed patents.  As partial consideration for the licenses and releases granted under the agreement, Radvision made a one-time license payment to us of $4.0 million, which was recognized as licensing revenue in the three months ended June 30, 2007.

To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank AG and their affiliates and UBS Warburg LLC and their affiliates. In 2007, these customers and Radvision Ltd. accounted for $9.0 million, or 75% of our total revenue. In 2006, these customers and Sony Corporation and its subsidiaries, including SCEI accounted for $10.9 million, or 83% of our total revenue. Deutsche Bank AG and their affiliates and UBS Warburg LLC and their affiliates accounted for $5.8 million, or 84% of our revenue for 2005. No other customers individually contributed greater than 10% of our total revenue for 2007 and 2006 or 2005. As of December 31, 2007, three customers represented 38%, 30% and 10% of gross accounts receivable. We anticipate that our revenue, and therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers. As a result, the loss of or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 72% of total revenue for 2007, 75% for 2006 and 63% for 2005.

Income from Settlement and Patent Licensing

We recognize the proceeds from settlement and patent licensing agreements based on the terms involved. When litigation has been filed prior to a settlement and patent licensing agreement, and insufficient historical evidence exists for the determination of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, we report all proceeds in “income from settlement and patent licensing” within operating costs and expenses. The gain portion of the proceeds, when sufficient historical evidence exists to segregate the proceeds, would be reported in other income according to Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies . To date, all proceeds from settlement and patent licensing agreements entered into following the commencement of litigation have been reported as income from settlement and patent licensing. When a patent license agreement is entered into prior to the commencement of litigation, we report the proceeds of such transaction as licensing revenue in the period in which such proceeds are received, subject to the revenue recognition criteria described above.

On February 15, 2007, we entered into a Patent License Agreement with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc.  Under this agreement, we dismissed our infringement suit against Tandberg, Tandberg dismissed its infringement suit against us, and we cross-licensed each other’s patent portfolios.  The agreement resulted in a payment of $12.0 million to us from Tandberg.  We recognized the gross proceeds of $12.0 million from the patent license agreement as income from settlement and patent licensing within operations in the three months ended March 31, 2007.  To recognize the proceeds as revenue, we would have required sufficient history of transactions to allow us to isolate the aspect of the settlement attributable to the gain associated with the process of litigation, separate from commercial compensation for the use of our intellectual property.  Sufficient evidence was not available to allow this distinction.   The Patent License Agreement with Tandberg includes a ten year capture period, extending from the date of the agreement, during which patents filed with a priority date within the capture period would be licensed in addition to existing patents on the agreement date.  However, such additional patents would be licensed under the agreement solely for purposes of the manufacture, sale, license or other transfer of existing products of Tandberg and products that are closely related enhancements of such products based primarily and substantially on the existing products.  We reviewed the existing products of Tandberg and considered the likelihood that future patent filings by us would relate to or otherwise affect existing Tandberg products and closely related enhancements thereto.  We concluded that the filing for such additional patents was unlikely, and therefore concluded that the ten year capture period was not material from an accounting perspective related to recognition.

Stock Based Compensation

We account for stock based compensation to employees according to the SFAS No. 123 (R), Share-Based Payment (SFAS No. 123R), which is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes-Merton assumptions such as stock price volatility and expected option terms, as well as expected option forfeiture rates. There is little experience or guidance with respect to developing these assumptions and models. SFAS No. 123R requires the recognition of the fair value of stock compensation in net income (loss). Refer to Note 2 — Stock-Based Compensation in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report of Form 10-K for more information.

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends, and the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts were to be understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of December 31, 2007, three customers represented 38%, 30% and 10% of our gross accounts receivable balance. As of December 31, 2006, three customers represented 44%, 20% and 20% of our gross accounts receivable balance.

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

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue
	Year Ended December 31,
	2007	2006	2005

Revenue:
Product	29%	34%	49%
Licensing	42	39	—
Services, maintenance and support	29	27	51
Total revenue	100	100	100
Costs and expenses:
Cost of product revenues	22	24	28
Cost of services, maintenance and support revenues	19	14	32
Income from settlement and patent licensing	(136)	(32)	(61)
Research and development	64	44	51
Sales and marketing	52	41	49
General and administrative	104	73	82
Total costs and expenses	125	164	181
Loss from operations	(25)	(64)	(81)
Other income (expense):
Interest income	3	2	8
Other (expense) income, net	(2)	—	(2)
Total other income, net	1	2	6
Loss before provision for (recovery from) income taxes	(24)	(62)	(75)
Provision for (recovery from) income taxes	—	—	—
Net loss	(24)%	(62)%	(75)%

COMPARISON OF 2007 AND 2006

Revenue

Total revenue decreased by 10% in 2007 to $12.0 million from $13.2 million for 2006. The decrease in total revenue in 2007 relative to 2006 was primarily due to decreased product sales.  Product revenue decreased by $1.1 million, or 24%, to $3.5 million in 2007 from $4.5 million in 2006, due primarily to reduced sales to our existing customer base. Licensing revenues decreased by $139,000, or 3% to $5.0 million from $5.2 million in 2006.  Services, maintenance and support revenue totaled $3.5 million in 2007 and 2006. In 2007, three customers accounted for 75% of our revenue as compared to 2006 when three customers accounted for 83% of our revenue. The level of sales to any customer may vary from quarter to quarter and year to year. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future; although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period. The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

Cost of Revenue

Total cost of revenue decreased by $78,000, or 2%, in 2007 to $4.9 million from $5.0 million for 2006. The decrease in total cost of revenue in 2007 relative to 2006 was due to declines in product sales, offset by an increase in personnel salary and benefits. We expect cost of revenue to vary in the future based on the future mix of product revenues between hardware and software and the mix of services revenues.

Income from Settlement and Patent Licensing

Income from settlement and patent licensing increased by  284% in 2007 to $16.2 million from $4.2 million for 2006, reflecting a $12.0 million settlement and patent licensing agreement with Tandberg in the three months ended March 31, 2007 and the $4.2 million recognition of the full year amortization of income in 2007 and 2006 associated with the Polycom, Inc. settlement and patent cross-license agreement.

Operating Expenses

Research and development. Research and development expenses increased by 33% in 2007 to $7.7 million from $5.8 million in 2006. The increase in research and development expenses in 2007 relative to 2006 was due to the hiring of new employees focused on new product development projects in 2007, the use of external labor to augment our internal development capabilities, and an increase in stock-based compensation of $261,000. Research and development projects associated with customer funded development are expensed to cost of sales in the period in which they are incurred. Research and development expenses in 2008 are expected to decrease due to a reduction of engineering employees at the end of the year located at our headquarters in San Mateo, California, offset by the use of third party development organizations located primarily in China.

 Sales and marketing. Sales and marketing expenses increased by 13% in 2007 to $6.2 million from $5.5 million in 2006. The increase in sales and marketing expenses in 2007 relative to 2006 was due to the hiring of additional sales and marketing personnel and an increase in stock-based compensation of $117,000.

General and administrative. General and administrative expenses increased by 29% in 2007 to $12.5 million from $9.7 million in 2006. The increase in general and administrative expenses in 2007 relative to 2006 was due primarily to the contingent legal fees associated with the litigation with Tandberg of $4.3 million. The litigation concluded in a patent license agreement on February 15, 2007, resulting in a decrease in 2007 of $3.5 million in ongoing litigation expenses due to the cessation of the litigation against Tandberg.  This decrease was offset by an increase in 2007 of $1.1 million of patent prosecution fees due to increased activity related to patent applications on file with the USPTO. There was also an increase in 2007 of $0.3 million in salaries and recruiting fees associated with the hiring of Simon Moss, President Products Division, and an increase of $244,000 in stock-based compensation. General and administrative expenses in 2008 are expected to decrease due to decreased litigation activity.

Interest income. Interest income increased by $47,000, or 16%, in 2007 to $346,000 from $299,000 in 2006. The increase in interest income in 2007 relative to 2006 was due primarily to the effect of increased interest income from higher average cash and cash equivalents and short-term investment balances in 2007, offset by lower interest rates earned on those balances in 2007 compared to 2006.

Other expense, net. Other expense, net increased by $186,000 in 2007 to an expense of $188,000 from an expense of $2,000 in 2006. The increase in other expense, net in 2007 relative to 2006 was due to interest expense on higher average outstanding balances on our line of credit during 2007, as compared to 2006.

Provision for (recovery from) income taxes. Provision for (recovery from) income taxes increased to a $23,000 expense in 2007 due to foreign tax expense, from a recovery of $31,000 in 2006, which was partially due to the recovery of $53,000 in 2006 of tax overpayments made in 2004.

COMPARISON OF 2006 AND 2005

Revenue

Total revenue increased by 91% in 2006 to $13.2 million from $6.9 million for 2005. The increase in total revenue in 2006 relative to 2005 was primarily due to the licensing revenue of $5.2 million from Sony Corporation and SCEI and others, compared to no license revenue in 2005. The proceeds of our intellectual property licensing efforts tend to be sporadic and difficult to predict, which is expected to continue to contribute to the volatility of our financial condition and operating results. Product revenue increased by $1.1 million, or 33%, to $4.5 million in 2006 from $3.4 million in 2005, due primarily to additional sales to our existing customer base. Services, maintenance and support revenue totaled $3.5 million in 2006 and 2005. In 2006, three customers accounted for 83% of our revenue, as compared to 2005 when two customers accounted for 84% of our revenue. The level of sales to any customer may vary from quarter to quarter and year to year. We anticipate that our revenue will continue to depend on a limited number of major customers for the foreseeable future, although the companies considered to be major customers and the percentage of revenue represented by each major customer may vary from period to period. The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

Cost of Revenue

Total cost of revenue increased by 22% in 2006 to $5.0 million from $4.1 million for 2005. The increase in total cost of revenue in 2006 relative to 2005 was attributable to increased personnel utilized to support our maintenance and services offerings, and additional product costs related to increased product sales. We expect cost of revenue to vary in the future based on the mix of product revenues between hardware and software and the mix of services revenues.

Income from Settlement and Patent Licensing

Income from settlement and patent licensing was $4.2 million in 2006 and 2005, reflecting a full year of amortization of income associated with the Polycom, Inc. settlement and patent cross-license agreement.

Operating Expenses

Research and development. Research and development expenses increased by 62% in 2006 to $5.8 million from $3.5 million in 2005. The increase in research and development expenses in 2006 relative to 2005 was due to the hiring of new employees focused on new product development projects in 2006, the use of external labor to augment our internal development capabilities, and stock-based compensation of $618,000. There was no stock-based compensation recorded in 2005. Research and development projects associated with customer funded development are expensed to cost of sales in the period in which they are incurred.

Sales and marketing. Sales and marketing expenses increased by 62% in 2006 to $5.5 million from $3.4 million in 2005. The increase in sales and marketing expenses in 2006 relative to 2005 was due to the hiring of additional sales and marketing personnel and stock-based compensation of $497,000. There was no stock-based compensation recorded in 2005.

General and administrative. General and administrative expenses increased by 70% in 2006 to $9.7 million from $5.7 million in 2005. The increase in general and administrative expenses in 2006 relative to 2005 was due primarily to an increase in legal fees associated with the litigation with Tandberg, which concluded in a patent license agreement on February 15, 2007, and stock-based compensation of $764,000 compared to $100,000 in 2005.

Other income, net.  Other income, net decreased by 33% in 2006 to $297,000 from $443,000 in 2005. The decrease in other income, net in 2006 relative to 2005 was due primarily to the effect of reduced interest payments on lower levels of deposited cash, cash equivalents, and short and long term investments in 2006, offset by higher short-term interest rates.

Provision for (recovery from) income taxes. Provision for (recovery from) income taxes reflected a $31,000 recovery in 2006, as compared to an expense of $22,000 in 2005 due to the recovery of $53,000 in 2006 for tax overpayments made in 2004, offset by foreign tax expenses of $22,000 in 2006.

Liquidity and Capital Resources

We have funded our operations since inception primarily from product, services and licensing revenue, the net proceeds of $31.3 million from our August 2000 initial public offering of common stock, lines of credit with related parties and financial institutions, the proceeds of approximately $5.7 million and $3.6 million from the private sale of our common stock in October 2003 and March 2004, respectively, the gross proceeds of $39.5 million from the settlement and patent cross-license agreements signed with Polycom, Inc. in 2004 and Tandberg ASA, Tandberg AS and Tandberg, Inc. in February 2007.

We had cash, cash equivalents and short term investments of $4.9 million as of December 31, 2007 and cash, cash equivalents and short and long-term investments of $7.9 million as of December 31, 2006. For 2007, we had a net decrease in cash, cash equivalents and short term investments of $3.0 million resulting primarily from a net loss from operations of $2.9 million, a $5.5 million decrease in deferred income from settlement and patent licensing and other, purchases of property and equipment of $1.0 million and a $812,000 decrease in accrued and other liabilities, partially offset by a decrease of $1.3 million in deferred settlement and patent licensing costs, a $2.1 million draw on our line of credit, and $3.2 million in non-cash stock-based compensation and depreciation.

We had cash and cash equivalents of $4.1 million as of December 31, 2007 and $7.9 million as of December 31, 2006. For 2007, we had a net cash outflow of $3.8 million resulting primarily from net cash outflows from operations of $4.5 million, net cash outflows from investing activities of $1.8 million and net cash inflows from financing activities of $2.5 million. The net cash outflows from operations were primarily due to a net loss of $2.9 million, a decrease in deferred income from settlement and patent licensing and other of $5.5 million, and a decrease in accrued liabilities and other of $812,000, partially offset by non-cash expenses of $3.2 million of stock-based compensation and depreciation and  a decrease in deferred settlement and patenting licensing costs of $1.3 million. The net cash outflows from investing were due to the purchase of $1.0 million of property and equipment and the purchase of $799,000 in short-term investments. The net cash inflows from financing activities were due to $2.1 million drawn on our line of credit, and $372,000 from the net issuance of common stock through our employee stock purchase plan and stock option plans.

We had cash and cash equivalents of $7.9 million as of December 31, 2006 and $8.2 million as of December 31, 2005. For 2006, we had a net cash outflow of $362,000 resulting primarily from net cash outflows from operations of $7.3 million, net cash inflows from investing activities of $3.7 million and net cash inflows from financing activities of $3.3 million. The net cash outflows from operations were primarily due to a net loss of $8.1 million, a decrease in deferred income from settlement and patent licensing and other of $5.5 million, partially offset by non-cash expenses of $2.4 million associated with the expensing of stock-based compensation and depreciation, a decrease in deferred settlement and patenting licensing costs of $1.3 million, an increase in deferred services revenue and customer deposits of $1.3 million, and an increase in account payable, accrued liabilities and other of $1.3 million. The net cash inflows from investing were due to $4.0 million in short and long-term investments that matured in 2006, offset by the purchase of $290,000 of property and equipment. The net cash inflows from financing activities were due to $3.0 million drawn on our line of credit, and $312,000 from the issuance of common stock through our employee stock purchase plan and stock option plans.

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

Expenditures for property and equipment in 2007 were approximately $979,000. At December 31, 2007, we did not have any material commitments for future capital expenditures. We anticipate spending approximately $0.5 million in capital expenditures during the next 12 months.

The following table summarizes our known contractual obligations and commitments as of December 31, 2007 (in thousands) for the periods presented.

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations
Operating Lease Obligations	$6,226	$1,250	$2,138	$1,520	$1,318
Purchase Obligations	755	505	250	—	—
Total	$6,981	$1,755	$2,388	$1,520	$1,318

On November 12, 2004, we entered into a settlement and patent cross-license agreement with Polycom, Inc. Under this agreement, we agreed to dismiss, with prejudice, our infringement suit against Polycom, Inc. and both companies agreed to cross-license each other’s patent portfolios. The agreement resulted in a payment, net of legal fees, to us from Polycom, Inc. in the amount of $21.1 million.

In July 2006, we entered into a Patent License Agreement with Sony Corporation and SCEI. Under the license agreement, we granted Sony Corporation and its subsidiaries, including SCEI a license to all of our patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. As consideration for the licenses granted under the agreement, Sony Corporation and SCEI agreed to make an upfront license payment of $5.0 million and agreed to make future royalty payments relating to the sale, in certain countries, of certain SCEI products.

In February 2007, we entered into a patent license agreement with Tandberg ASA, Tandberg AS and Tandberg, Inc. Under this agreement we agreed to dismiss, with prejudice, our infringement suit against Tandberg and both companies agreed to cross-license each other’s patent portfolios. The agreement resulted in a payment to us from Tandberg in the amount of $12.0 million, $4.3 million of which was used by us to pay contingent legal fees associated with the Tandberg litigation.

In June 2007, we entered into a Patent License Agreement with Radvision Ltd. Under the license agreement, we granted a license to all of our patents and certain patent applications for a specific field of use relating to video conferencing. As consideration for the licenses granted under the agreement, Radvision Ltd. agreed to make an upfront license payment to us of $4.0 million.

On December 23, 2006, we entered into a Revolving Credit and Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit. The agreement includes a first priority security interest in all of our assets. Gerald Burnett, our Chairman and Chief Executive Officer, provided a collateralized guarantee to the financial institution, assuring payment of our obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility. The line of credit requires monthly interest-only payments based on LIBOR plus 0.75%, or 6.0% at December 31, 2007 or Prime Rate minus 2.0%, or 5.3% at December 31, 2007. On December 28, 2006, we borrowed $3.0 million under the revolving line of credit. In December 2007, we borrowed an additional $2.1 million. The Revolving Credit and Promissory Note was renewed without significant modification in December 2007. It expires on December 23, 2008, and is subject to annual renewal. The outstanding balance of $5.1 million on December 31, 2007 was paid in full in January 2008.

On January 4, 2008, we issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes, which are due in 2010 (Notes). The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, R. Stephen Heinrichs, William Campbell, and Craig Heimark, officers Simon Moss and Darren Innes, and WS Investment Company. Our obligations under the Notes are secured by the grant of a security interest in substantially all  our tangible and intangible assets pursuant to a Security Agreement among the us and the purchasers. The Notes have a two year term, will be due on January 4, 2010 and are convertible prior to maturity.  Interest on the Notes will accrue at the rate of 4.5% per annum and will be payable semi-annually in arrears on

June 4 and December 4 of each year, commencing on June 4, 2008.  From the one year anniversary of the issuance of the Notes until maturity, the holders of the Notes will be entitled to convert the Notes into shares of common stock at an initial conversion price per share of $0.70.

We currently believe that existing cash and cash equivalent balances will provide us with sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of product, services and licensing revenue, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs and proceeds involved in maintaining and enforcing patent claims and other intellectual property rights, all of which may impact our ability to achieve and maintain profitability. From time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional debt or equity financing arrangements may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

Recent Accounting Pronouncements

    In June 2006, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not change our policy of presenting taxes within the scope of EITF 06-3 on a net basis and had no impact on our consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS No. 157). The standard provides guidance for using fair value to measure assets and liabilities and responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the impact this standard will have on our financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS No. 159) , The standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are evaluating the impact this standard will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations, or SFAS No. 141(R), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We expect to adopt this statement on January 1, 2009.  SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon acquisition activity on or after its effective date.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is de-consolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the de-consolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the effect, if any, of this statement on our financial condition and results of operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

We develop products primarily in the United States, and sell those products primarily in North America, Europe and Asia. International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 72%, 75% and 63% of total revenue for the years ended 2007, 2006 and 2005, respectively. As a result, our financial condition could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our sales are currently made in United States dollars, a strengthening of the United States dollar could make our products less competitive in foreign markets. We do not use derivative financial instruments for speculative or trading purposes, nor do we engage in any foreign currency hedging transactions.

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

The following table provides information about our investment portfolio. For investment securities, the table presents cash, cash equivalents and short-term investments and related weighted average interest rates by category at December 31, 2007.

	Amounts	Weighted Average Interest Rate
	(in thousands)
Description
Cash, cash equivalents and short-term investments:
Cash	$740	—
Cash equivalent money market funds	47	4.79%
Cash equivalent commercial paper (average 27 remaining days to maturity)	3,290	4.25%
Total cash and cash equivalents	4,077
Short-term investments	799	5.16%
Total cash, cash equivalents and short-term investments at December 31, 2007	$4,876

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and Report of Independent Registered Public Accounting Firm appears on pages F-1 through F-27 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded at a reasonable assurance level that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

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

Attestation Report of Registered Public Accounting Firm Not Required

    This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9b. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007, pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business—Executive Officers,” and certain other information required by this item is incorporated by reference from the sections captioned “Principal Stockholders” contained in our Proxy Statement.

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

1.From our main Web page, first click on “Company.”

2.Next, click on “Investor Relations.”

3.Next, click on “Avistar’s Business Conduct and Ethics Policy.”

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	10,565,092 (1)	$2.28	2,635,424 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	10,565,092	$2.28	2,635,424

(1)This number reflects the number of shares to be issued upon exercise of outstanding options under our 2000 Director Option Plan (“Director Plan”), the 1997 Stock Option Plan (the “1997 Plan”) and the 2000 Stock Option Plan (the “2000 Option Plan”). This number excludes purchase rights accruing under the Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during six month offering periods.

Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of our Common Stock at either the first day of each offering period or the date of purchase.

(2)Includes 996,976 shares available for issuance under the 2000 Option Plan, 336,480 shares available for issuance under the Director Plan and 1,301,968 shares available for issuance under the Purchase Plan. No securities are available for future issuance under the 1997 Plan. The 2000 Option Plan provides for an annual increase in the number of shares of Common Stock reserved for issuance thereunder on the first day of our fiscal year in an amount equal to the lesser of (x) 1,200,000 shares, (y) 4% of the outstanding shares of the Company’s common Stock as of the last day of the prior fiscal year or (z) such lesser amount as determined by the Board. The Director Plan currently provides for an annual increase to the number of shares reserved thereunder on the first day of the Company’s fiscal year equal to the lesser of (x) 175,000 shares, (y) 1% of the outstanding shares of our Common Stock on such date or (z) such amount as determined by the Board. The Purchase Plan provides for an annual increase in the number of shares of Common Stock reserved thereunder on the first day of our fiscal year in an amount equal to the lesser of (x) 900,000 shares, (y) 3% of our outstanding shares on the last day of the prior fiscal year or (z) such amount as determined by the Board. Under the terms of the Plans, on January 1, 2007, 1,200,000 and 175,000 shares were added to the 2000 Option Plan and the Director Plan, respectively. No shares were added to the Purchase Plan on January 1, 2007.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are incorporated by reference in Item 8 of this Annual Report:

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts (see page S-1)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3) Exhibits

3.2
Restated Certificate of Incorporation (Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

3.3
Bylaws of Avistar Communications Corporation (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.)

4.1
Specimen Certificate evidencing shares of Common Stock (Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.1
1997 Stock Option Plan, as amended* (Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.1.1
1997 Stock Option Plan Form of Stock Option Agreement* (Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.2
2000 Stock Option Plan, as amended* (Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.3
2000 Director Option Plan, as amended* (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.)

10.4
Form of Director Option Agreement* (Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.5
2000 Employee Stock Purchase Program, as amended* (Filed as an exhibit to the Registrant’s Quarterly Report on Form  10-Q for the three months ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006.)

10.6
Form of Indemnification Agreement* (Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.7
Settlement Agreement and Release between the Registrant and R. Stephen Heinrichs dated April 26, 2001* (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.)

10.8
Lease Agreement among the Registrant and Crossroads Associates and Clocktower Associates dated December 1, 2006 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 22, 2007.)

10.9
Common Stock Purchase Agreement by and among the Registrant and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust, Grady Burnett and Wendolyn Hearn dated October 15, 2003 (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003 filed with the Securities and Exchange Commission on October 23, 2003.)

10.10
Stock Purchase Agreement among the Registrant, Fuller & Thaler Behavioral Finance Fund, Ltd. and Fuller & Thaler Avalanche Fund, L.P. dated March 23, 2004 (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 11, 2004.)

10.11
Settlement Agreement among the Registrant, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.)

10.12†
Patent Cross-License Agreement Among the Company, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.)

10.13† 10.14†
Patent License Agreement dated May 15, 2006 among the Registrant, Collaboration Properties, Inc., Sony Corporation and Sony Computer Entertainment, Inc. (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006.)
Patent License Agreement dated February 15, 2007 by and among the Registrant, Collaboration Properties, Inc., Tandberg ASA, Tandberg Telecom AS, and Tandberg, Inc. (Filed on May 14, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.15†
Patent License Agreement dated May 15, 2007 by and among the Registrant, Avistar Systems (UK) Limited, and Radvision LTD.  (Filed on August 3, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.16
Employment Agreement between the Registrant and Simon B. Moss effective July 16, 2007. * (Filed on November 13, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.17	Amended and restated Security Agreement dated December 17, 2007 between the Registrant and JPMorganChase Bank, N.A. originally dated December 23, 2006. (Filed herewith)
10.18	Amendment dated December 17, 2007 to the Revolving Credit Promissory Note issued by the Registrant in favor of JPMorgan originally dated December 23, 2006. (Filed herewith)
10.19	Second amendment dated December 17, 2007 to the Revolving Credit Promissory Note issued by the Registrant in favor of JPMorgan originally dated December 23, 2006. (Filed herewith)
10.20
Amendment dated December 17, 2007 to the Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan originally dated December 23, 2006. (Filed herewith)

10.21	Convertible Note Purchase Agreement among the Company and the Purchasers named therein dated January 4, 2008 (Filed on January 9, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K)
10.22
Security Agreement among the Company, Baldwin Enterprises, Inc., as Collateral Agent, and the Purchasers named therein dated January 4, 2008 (Filed on January 9, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K)

10.23	Form of 4.5% Convertible Subordinated Secured Note Due 2010 (Filed on January 9, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K)
10.24
Inter-creditor Agreement among the Purchasers of the 4.5% Convertible Subordinated Secured Notes Due 2010 dated January 4, 2008 (Filed on January 9, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K)

21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm: Burr, Pilger & Mayer LLP
24.1	Power of Attorney (see page 56)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Indicates management contract or compensatory plan or arrangement required to be filed an exhibit pursuant to Item 14(c) of Form 10-K.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTAR COMMUNICATIONS CORPORATION
	By:	/s/ Simon B. Moss
Simon B. Moss
Chief Executive
Officer and Director
Date: March 31, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Simon B. Moss and Robert J. Habig, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post- effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gerald J. Burnett	Chairman	March 31, 2008
Gerald J. Burnett
/s/ Simon B. Moss	Chief Executive Officer and Director	March 31, 2008
Simon B. Moss
/s/ Robert J. Habig	Chief Financial Officer (Principal	March 31, 2008
Robert J. Habig	Financial and Accounting Officer)
/s/ William L. Campbell	Director	March 31, 2008
William L. Campbell
/s/ Craig F. Heimark	Director	March 31, 2008
Craig F. Heimark
/s/ R. Stephen Heinrichs	Director	March 31, 2008
R. Stephen Heinrichs
/s/ Robert M. Metcalfe	Director	March 31, 2008
Robert M. Metcalfe
/s/ James W. Zeigon	Director	March 31, 2008
James W. Zeigon

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Avistar Communications Corporation

We have audited the accompanying consolidated balance sheets of Avistar Communications Corporation and its subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the related financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avistar Communications Corporation and its subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”, applying the modified prospective method.

/s/ BURR, PILGER & MAYER LLP
San Jose, California
March 28, 2008

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

as of December 31, 2007 and 2006

(in thousands, except share and per share data)

	December 31, 2007	December 31, 2006
Assets:
Current assets:
Cash and cash equivalents	$4,077	$7,854
Short-term investments	799	—
Accounts receivable, net of allowance for doubtful accounts of $24 and $51 at December 31, 2007 and 2006, respectively	1,385	1,409
Inventories, including inventory shipped to customers’ sites, not yet installed of $0 and $70 at December 31, 2007 and 2006, respectively	428	712
Deferred settlement and patent licensing costs	1,256	1,256
Prepaid expenses and other current assets	462	534
Total current assets	8,407	11,765
Property and equipment, net	767	256
Long-term deferred settlement and patent licensing costs	1,117	2,391
Other assets	286	287
Total assets	$10,577	$14,699
Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Line of credit	$5,100	$3,000
Accounts payable	1,287	1,578
Deferred income from settlement and patent licensing	5,520	5,520
Deferred services revenue and customer deposits	2,231	1,979
Accrued liabilities and other	1,451	2,263
Total current liabilities	15,589	14,340
Long-term liabilities:
Long-term deferred income from settlement and patent licensing	4,814	10,308
Total liabilities	20,403	24,648
Commitments and contingencies (Notes 4 and 8)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at December 31, 2007 and 2006; 35,678,807 and 35,219,768 shares issued at December 31, 2007 and 2006, respectively	36	35
Less: treasury common stock, 1,182,875 shares at December 31, 2007 and 2006, at cost	(53)	(53)
Additional paid-in-capital	95,925	92,865
Accumulated deficit	(105,734)	(102,796)
Total stockholders’ equity (deficit)	(9,826)	(9,949)
Total liabilities and stockholders’ equity (deficit)	$10,577	$14,699

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2007, 2006 and 2005

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Revenue:
Product	$3,462	$4,528	$3,403
Licensing	5,016	5,155	—
Services, maintenance and support	3,477	3,542	3,508
Total revenue	11,955	13,225	6,911
Costs and expenses:
Cost of product revenues*	2,684	3,185	1,892
Cost of services, maintenance and support revenues*	2,243	1,820	2,220
Income from settlement and patent licensing	(16,226)	(4,226)	(4,226)
Research and development*	7,670	5,753	3,544
Sales and marketing*	6,192	5,488	3,379
General and administrative*	12,465	9,682	5,697
Total costs and expenses	15,028	21,702	12,506
Loss from operations	(3,073)	(8,477)	(5,595)
Other income (expense):
Interest income	346	299	537
Other (expense) income, net	(188)	(2)	(94)
Total other income, net	158	297	443
Loss before provision for (recovery from) income taxes	(2,915)	(8,180)	(5,152)
Provision for (recovery from) income taxes	23	(31)	22
Net loss	$(2,938)	$(8,149)	$(5,174)
Net loss per share—basic and diluted	$(0.09)	$(0.24)	$(0.15)
Weighted average shares used in calculating basic and diluted net loss per share	34,290	33,928	33,600

*Including stock-based compensation of:
Cost of product, services, maintenance and support revenue	$188	$155	$—
Research and development	879	618	—
Sales and marketing	614	497	—
General and administrative	1,008	764	100

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended December 31, 2007, 2006 and 2005

(in thousands, except share amounts)

					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	shares	amount	shares	amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2004	34,542,334	$35	1,182,875	$(53)	$90,005	$—	$(89,473)	$514
Issuance of common stock to employees pursuant to employee stock purchase plan	182,594	—	—	—	143	—	—	143
Issuance of common stock to employees pursuant to exercise of options	214,196	—	—	—	271	—	—	271
Non-employee stock-based compensation	—	—	—	—	100	—	—	100
Unrealized loss on short and long-term investments	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(5,174)	(5,174)
Balance at December 31, 2005	34,939,124	35	1,182,875	(53)	90,519	(12)	(94,647)	(4,158)
Issuance of common stock to employees pursuant to employee stock purchase plan	225,657	—	—	—	266	—	—	266
Issuance of common stock to employees pursuant to exercise of options	54,987	—	—	—	46	—	—	46
Non-employee stock-based compensation	—	—	—	—	93	—	—	93
Employee stock-based compensation	—	—	—	—	1,941	—	—	1,941
Unrealized gain on short and long-term investments	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(8,149)	(8,149)
Balance at December 31, 2006	35,219,768	35	1,182,875	(53)	92,865	—	(102,796)	(9,949)
Issuance of common stock to employees pursuant to employee stock purchase plan	176,072	1	—	—	219	—	—	220
Issuance of common stock to employees pursuant to exercise of options	282,967	—	—	—	210	—	—	210
Repurchase of stock options from employees	—	—	—	—	(58)	—	—	(58)
Non-employee stock-based compensation	—	—	—	—	66	—	—	66
Employee stock-based compensation	—	—	—	—	2,623	—	—	2,623
Net loss	—	—	—	—	—	—	(2,938)	(2,938)
Balance at December 31, 2007	35,678,807	$36	1,182,875	$(53)	$95,925	$—	$(105,734)	$(9,826)

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2007, 2006 and 2005

(in thousands)

	Year Ended December 31,
	2007	2006	2005

Cash Flows from Operating Activities:
Net loss	$(2,938)	$(8,149)	$(5,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	468	345	273
Employee stock-based compensation	2,623	1,941	—
Compensation on options issued to consultants	66	93	100
Provision for doubtful accounts	(27)	(70)	99
Changes in assets and liabilities:
Accounts receivable	51	89	(641)
Inventories	284	(37)	62
Prepaid expenses and other current assets	72	(71)	(9)
Deferred settlement and patent licensing costs	1,274	1,294	1,256
Other assets	1	84	(85)
Accounts payable	(291)	574	(101)
Deferred income from settlement and patent licensing and other	(5,494)	(5,481)	(5,445)
Deferred services revenue and customer deposits	252	1,267	(36)
Accrued liabilities and other	(812)	772	204
Net cash used in operating activities	(4,471)	(7,349)	(9,497)
Cash Flows from Investing Activities:
Purchase of short and long-term investments	(799)	—	(3,965)
Maturities of short and long-term investments	—	3,965	—
Purchase of property and equipment	(979)	(290)	(392)
Net cash (used in) provided by investing activities	(1,778)	3,675	(4,357)
Cash Flows from Financing Activities:
Proceeds from line of credit	2,100	3,000	—
Net proceeds from issuance of common stock	372	312	414
Net cash provided by financing activities	2,472	3,312	414
Net decrease in cash and cash equivalents	(3,777)	(362)	(13,440)
Cash and cash equivalents, beginning of year	7,854	8,216	21,656
Cash and cash equivalents, end of year	$4,077	$7,854	$8,216
Supplemental Cash Flow Information:
Cash paid for income taxes	$—	$—	$357
Cash paid for interest	$138	$2	$1

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

1.Business, Organization, Basis of Presentation, and Risks and Uncertainties

Business

Avistar Communications Corporation (Avistar or the Company) creates technology that provides the missing critical element in unified communications: bringing people in organizations face-to-face, through enhanced communications, for true collaboration anytime, anyplace. The Company’s latest product, Avistar C3, draws on over a decade of market experience to deliver a single-click desktop videoconferencing and collaboration experience that moves business communications into a new era. Available as a stand-alone solution, or integrated with existing unified communications software from other vendors, Avistar C3 users gain instant messaging-style ability to initiate video communications across and outside the enterprise. Patented bandwidth management enables thousands of users to access desktop videoconferencing, Voice over IP (VoIP) and streaming media without requiring substantial new network investment or impairing network performance.  By integrating Avistar C3 tightly into the way they work, customers can use Avistar’s solutions to help reduce costs and improve productivity and communications within their enterprise and between enterprises, to enhance their relationships with customers, suppliers and partners. Using Avistar C3 software and leveraging video, telephony and Internet networking standards, Avistar solutions are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. The Company currently sells the Avistar system directly and indirectly to small and medium size businesses, or SMBs, and large globally distributed organizations, or Enterprise, markets comprising the Global 5000. The Company’s objective is to establish its technology as the standard for networked visual unified communications and collaboration through direct sales, indirect channel sales/partnerships and the licensing of the Company’s technology to others. Avistar also seeks to license its broad portfolio of patents covering, among other areas, video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation.

Organization

The Company was founded as a Nevada limited partnership in 1993. The Company filed articles of incorporation in Nevada in December 1997 under the name Avistar Systems Corporation. The Company reincorporated in Delaware in March 2000 and changed the Company name to Avistar Communications Corporation in April 2000. The operating assets and liabilities of the business were then contributed to the Company’s wholly owned subsidiary, Avistar Systems Corporation, a Delaware corporation. In July 2001, the Company’s Board of Directors and the Board of Directors of Avistar Systems approved the merger of Avistar Systems with and into Avistar Communications Corporation. The merger was completed in July 2001.   In October 2007, the Company merged Collaboration Properties, Inc., the Company's wholly-owned subsidiary, with and into the Company, with the Company being the surviving corporation. Avistar has one wholly-owned subsidiary, Avistar Systems U.K. Limited (ASUK).

Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations, and cash flows of Avistar and ASUK after elimination of all intercompany accounts and transactions. The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes. The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations and have not been material.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

    The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $105.7 million as of December 31, 2007. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

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

2.Summary of Significant Accounting Policies and Balance Sheet Details

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. Investment securities with original or remaining maturities of one year or more are considered long-term investments. The Company’s cash equivalents at December 31, 2007 and 2006 consisted of money market funds and short-term commercial paper with original maturities of three months or less.

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

Cash, cash equivalents, short and long-term investments consisted of the following at December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Description
Cash and cash equivalents:
Cash	$740	$4,224
Commercial paper cash equivalents	3,337	3,630
Total cash and cash equivalents	4,077	7,854
Short-term investments (average 27 remaining days to maturity in 2007)	799	—
Total cash, cash equivalents and short- term investments	$4,876	$7,854

Significant Concentrations

A relatively small number of customers have accounted for a significant percentage of the Company’s net sales. Sales to major customers as a percentage of sales for each fiscal year are as follows:

	2007	2006	2005
Customer A	33%	* %	*	%
Customer B	24%	25%	39%
Customer C	18%	20%	45%
Customer D	* %	38%	*	%

*Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution, or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of December 31, 2007, the Company had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities, primarily in the financial services industry. As of December 31, 2007, three customers represented 38%, 30% and 10% of the Company’s gross accounts receivable balance. As of December 31, 2006, three customers represented 44%, 20% and 20% of the Company’s gross accounts receivable.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, short -term investments, accounts receivable, line of credit, and accounts payable at December 31, 2007 and 2006, approximate fair value because of the short maturity of these instruments.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	December 31,_
	2007	2006
Raw materials and sub-assemblies	$25	$59
Finished goods	403	583
Inventory shipped to customer sites, not yet installed	—	70
	$428	$712

Inventory shipped to customer sites, not yet installed, represents product shipped to customer sites pending completion of the installation process by the Company. As of December 31, 2007, the Company did not have any shipments to customers that were pending the installation process by the Company. As of December 31, 2006, the Company had billed approximately $70,000 to customers related to these shipments, but did not record the revenue, as the installations had not been completed and confirmed by the customer. Although customers are billed in accordance with purchasing agreements, these deferred revenue amounts are netted against accounts receivable until the customer confirms installation.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the double declining balance method over the estimated useful lives (three or five years) of the assets. Repairs and maintenance are expensed as incurred. The company has net property and equipment of $728,000 in the US and $39,000 in all foreign countries.  Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Computer equipment	$1,408	$1,013
Computer software	339	389
Furniture, fixtures and equipment	304	190
Leasehold improvements	268	114
	2,319	1,706
Less: Accumulated depreciation	(1,552)	(1,450)
	$767	$256

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following (in thousands):

	December 31,
	2007	2006
Accrued consulting and professional fees	$478	$1,029
Accrued payroll and related benefits	630	705
Accrued commissions and bonuses	57	157
Other	286	372
	$1,451	$2,263

Patent Costs

Due to uncertainties about the estimated future economic benefits and lives of the Company’s patents and patent applications, all related outside patent costs have been expensed as incurred. Outside patent costs were approximately $1.8 million, $0.7 million, and $0.4 million for 2007, 2006, and 2005, respectively, and are reflected in general and administrative expenses in the accompanying statements of operations.

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

Payment for product is due upon shipment, subject to specific payment terms. Payment for installation and professional services is due upon providing the services, subject to specific payment terms. Reimbursements received for out-of-pocket expenses and shipping costs incurred during installation and support services, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.

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

The Company also derives revenue from the licensing of its intellectual property portfolio. The Company recognizes revenue from the licensing of its intellectual property portfolio according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to the Company’s intellectual property is granted after the commencement of litigation proceedings between the Company and the licensee, the proceeds of such transaction are recognized as licensing revenue by us only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues consistent with Financial Accounting Standards Board (FASB) Concepts Statement No. 6, Elements of Financial Statements (CON 6). As of December 31, 2007, these criteria for recognizing license revenue following the commencement of litigation had not been met.

In July 2006, Avistar entered into a Patent License Agreement with Sony Corporation (Sony) and Sony Computer Entertainment, Inc. (SCEI). Under the license agreement, Avistar granted Sony and its subsidiaries, including SCEI a license to all of the Company’s patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. The license covers Sony’s video conferencing apparatus as well as other products, including video-enabled personal computer products and certain SCEI PlayStation products. The $5.0 million upfront payment was recognized by the Company as licensing revenue in the three months ending September 30, 2006 and future royalties are being recognized as they occur in accordance with SOP 97-2.

In June 2007, Avistar entered into a Patent License Agreement with Radvision Ltd. Under the license agreement, Avistar granted Radvision a license to all of the Company patents and certain patent applications for a specific field of use relating to video conferencing. The $4.0 million upfront payment was recognized by the Company as licensing revenue in the three months ending June 30, 2007 in accordance with SOP 97-2.

Income from Settlement and Patent Licensing

The Company recognizes the proceeds from settlement and patent licensing agreements based on the terms involved. When litigation has been filed prior to a settlement and patent licensing agreement, and insufficient historical evidence exists for the determination of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, the Company reports all proceeds in “income from settlement and patent licensing” within operating costs and expenses. The gain portion of the proceeds, when sufficient historical evidence exists to segregate the proceeds, would be reported according to SFAS No. 5, Accounting for Contingencies. When a patent license agreement is entered into prior to the commencement of litigation, the Company reports the proceeds of such transaction as licensing revenue in the period in which such proceeds are received, subject to the revenue recognition criteria described above.

On November 12, 2004, the Company entered into a settlement and a patent cross-license agreement with Polycom, thus ending litigation against Polycom for patent infringement. As part of the settlement and patent cross-license agreement with Polycom, Avistar granted Polycom a non-exclusive, fully paid-up license to its entire patent portfolio. The settlement and patent cross-license agreement includes a five year capture period from the date of the settlement, adding all new patents with a priority date extending up to five years from the date of execution of the agreement. Polycom, as part of the settlement and patent cross-licensing agreement, made a one time payment to the Company of $27.5 million and Avistar paid $6.4 million in contingent legal fees to Avistar’s litigation counsel upon completion of the settlement and patent cross-licensing agreement. The contingent legal fees were payable only in the event of a favorable outcome from the litigation with Polycom. The Company is recognizing the gross proceeds of $27.5 million from the settlement and patent cross-license agreement as income from settlement and patent licensing within operations over the five-year capture period, due to a lack of evidence necessary to apportion the proceeds between an implied punitive gain element in the settlement of the litigation, and software license revenues from the cross-licensing of Avistar’s patented technologies for prior and future use by Polycom. Additionally, the $6.4 million in contingent legal fees was deferred and is being amortized to income from settlement and patent licensing over the five year capture period, resulting in a net of $21.1 million being recognized as income within operations over the five year capture period.

On February 15, 2007, the Company entered into a Patent License Agreement with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc.  Under this agreement, Avistar dismissed its infringement suit against Tandberg, Tandberg dismissed its infringement suit against us, and we cross-licensed each other’s patent portfolios.  The agreement resulted in a payment of $12.0 million to us from Tandberg.  Avistar recognized the gross proceeds of $12.0 million from the patent license agreement as income from settlement and patent licensing within operations in the three months ended March 31, 2007.  To recognize the proceeds as revenue, the Company would have required a sufficient history of transactions to allow us to isolate the aspect of the settlement attributable to the gain associated with the process of litigation, separate from commercial compensation for the use of our intellectual property.  Sufficient evidence was not available to allow this distinction. The Patent License Agreement with Tandberg includes a ten year capture period, extending from the date of the agreement, during which patents filed with a priority date within the capture period would be licensed in addition to existing patents on the agreement date.  However, such additional patents would be licensed under the agreement solely for purposes of the manufacture, sale, license or other transfer of existing products of Tandberg and products that are closely related enhancements of such products based primarily and substantially on the existing products.  Avistar reviewed the existing products of Tandberg and considered the likelihood that future patent filings by the Company would relate to or otherwise affect existing Tandberg products and closely related enhancements thereto.  Avistar concluded that the filing for such additional patents was unlikely, and therefore concluded that the ten year capture period was not material from an accounting perspective related to revenue recognition.

The presentation within operating expenses is supported by a determination that the transaction is central to the activities that constitute Avistar’s ongoing major or central operations, but may contain a gain element related to the settlement, which is not considered as revenue under the FASB CON 6. The Company did not have sufficient historical evidence to support a reasonable determination of value for the purposes of segregating the transaction into revenue related to the patent licensing and an operating or non-operating gain upon settlement of litigation, resulting in the determination that the entire transaction is more appropriately classified as “income from settlement and patent licensing” within operations, as opposed to revenue.

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes collected from customers and remitted to governmental authorities are recognized on a net basis in the accompanying statement of operations.

Warranty

The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. There was no warranty accrual as of December 31, 2007 and approximately $1,000 as of December 31, 2006 which was included in accrued liabilities in the accompanying balance sheets.

Research and Development

Research and development costs include engineering expenses, such as salaries and related benefits, depreciation, professional services and overhead expenses related to the general development of Avistar’s products, and are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Avistar has not capitalized any software development costs since the period between establishing technological feasibility and general release of the product is relatively short, and these costs have not been significant.

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which establishes the accounting for stock-based awards granted for employee services. Effective January 1, 2006, the

Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method, and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No.107) regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R. Avistar incurred $2.6 and $1.9 million in employee stock-based compensation in 2007 and 2006, all of which was recorded as operating expenses, respectively. Had the Company continued to account for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, no employee compensation expense would have been recorded in 2007 and 2006. The impact on both basic and diluted loss per share of the adoption of SFAS No. 123R for the year ended December 31, 2007 and 2006 was $0.08 per share and $0.06 per share, respectively.

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

The Company previously applied APB No. 25 and provided the required pro forma disclosures of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures. The pro forma information for 2005 was as follows and illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in the period (in thousands, except per share data):

Year Ended December 31, 2005

Net loss, as reported	$(5,174)
Add stock-based employee compensation expense included in reported net loss, net of tax	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(1,886)
Pro forma net loss	$(7,060)
Basic and diluted net loss per share
As reported	$(0.15)
Pro forma	$(0.21)

The weighted average fair value of options granted during 2005 estimated on the date of grant using the Black-Scholes-Merton option pricing model was $2.40. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including a factor to represent expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The effects of applying SFAS No. 123 for providing pro forma disclosure for 2005 are not likely to be representative of the effects on reported net income and net income per share for future years since options vest over several years, additional awards are made each year and stock-based compensation under SFAS No. 123R may be higher or lower than stock-based compensation under SFAS No. 123.

Other Comprehensive Income

SFAS No. 130 (SFAS 130), Reporting Comprehensive Income, establishes standards for the reporting and the display of comprehensive income (loss) and its components. This standard defines comprehensive income as the changes in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from the net income or loss. The comprehensive loss was $2.9 million, $8.1 million and $5.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The components of comprehensive loss were as follows (in thousands):

	Year Ending December 31,
	2007	2006	2005
Net loss	$(2,938)	$(8,149)	$(5,174)
Other comprehensive income (loss):
Change in net unrealized gains and losses on investments	—	12	(12)
Total comprehensive loss	$(2,938)	$(8,137)	$(5,186)

Recent Accounting Pronouncements

    In June 2006, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), (“EITF 06-03”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not change the Company’s policy of presenting taxes within the scope of EITF 06-3 on a net basis and had no impact on the consolidated financial statements.

    In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS No. 157). The standard provides guidance for using fair value to measure assets and liabilities and responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No.  157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact this standard will have on its financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS No. 159). The standard allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is evaluating the impact this standard will have on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects to adopt this statement on January 1, 2009.  SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon acquisition activity on or after its effective date.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the effect, if any, of this statement on its financial condition and results of operations.

3.Line of Credit

On December 23, 2006, the Company entered into a Revolving Credit and Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit. The agreement includes a first priority security interest in all of our assets. Gerald Burnett, our Chairman and Chief Executive Officer, provided a collateralized guarantee to the financial institution, assuring payment of our obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility. The line of credit requires monthly interest-only payments based on LIBOR plus 0.75%, or 6.0% at December 31, 2007 or Prime Rate minus 2.0%, or 5.3% at December 31, 2007. The Company borrowed $2.1 million and $3.0 million under the revolving line of credit for the years ended December 31, 2007 and 2006, respectively, with an ending balance of $5.1 million as of December 31, 2007. The Revolving Credit and Promissory Note was renewed on December 23, 2007 and matures on December 23, 2008, and is subject to annual renewal with the consent of the Company and the lender.

4.Commitments and Contingencies

At December 31, 2007, the Company had open purchase orders and other contractual obligations of approximately $755,000, primarily related to inventory purchases. These purchase order commitments and contractual obligations will be reflected in the Company’s financial statements once goods or services have been received, or payments related to the obligations become due.

The Company leases its facilities under operating leases that expire through March 2017. As of December 31, 2007, the future minimum lease commitments under all leases were as follows (in thousands):

Year Ending December 31,	Amount
2008	$1,250
2009	1,129
2010	1,009
2011	1,029
2012	491
thereafter	1,318
Total minimum lease payments	$6,226

Rent expense under all operating leases for 2007, 2006 and 2005 was approximately $1.2 million, $0.8 million and $0.7 million, respectively.

Software Indemnifications

Avistar enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Avistar indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Avistar’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments Avistar could be required to make under these indemnification agreements is unlimited. Avistar has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, Avistar has no liabilities recorded for these agreements as of December 31, 2007.

5.Related Party Transactions

Certain directors with controlling interests in the Company are also the majority owners of one entity that conducted business with the Company, Vicor Inc. (Vicor). Descriptions of certain transactions between the Company and this related entity follow.

Revenue from a Related Party

UBS Warburg LLC, which is an affiliate of UBS AG, is a stockholder of the Company and is also a customer of the Company. As of December 31, 2007 and 2006, UBS Warburg LLC held less than 5% of the Company’s stock. Revenue from UBS Warburg LLC and its affiliates represented 18%, 20% and 45% of total revenue for 2007, 2006 and 2005, respectively. Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. As of December 31, 2007 and 2006, the Company had accounts receivable outstanding from UBS Warburg LLC and its affiliates of approximately $143,000 and $298,000, respectively.

Revenue from Vicor represented less than 10% of total revenue for 2007, 2006 and 2005. Management believes the transactions with Vicor are at terms comparable to those provided to unrelated third parties. As of December 31, 2007, 2006 and 2005, the Company did not have any accounts receivable outstanding from Vicor.

Fees to Related Parties

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, a Professional Corporation (WSGR), served as a director of the Company since February 2001 until June 2007. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During 2007, 2006 and 2005, payments of $203,000, $118,000 and $119,000, respectively, were made to WSGR for legal services provided to the Company. The Company had outstanding payables of $50,000 to WSGR as of December 31, 2007.

6. Stockholders’ Equity

Stock Repurchase Plan

On March 22, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $2.0 million of its common stock in the open market. No shares of common stock were repurchased by the Company during 2007, 2006 or 2005.

Preferred Stock

In April 2000, the stockholders of the Company authorized 10,000,000 shares of convertible preferred stock, effective upon completion of its initial public offering in August 2000. As of December 31, 2007, the Company had 10,000,000 shares of convertible preferred stock authorized, at $0.001 per share par value. No shares of convertible preferred stock were issued or outstanding as of December 31, 2007.

7. Stock Option Plans

1997 Stock Option Plan

In December 1997, the Board established the 1997 Stock Option Plan (the 1997 Plan) and authorized the issuance of 1,828,602 shares of common stock thereunder. In December 1999 and May 2000, respectively, the Board authorized an additional 1,065,625 shares and 100,000 shares to be issued under the Plan. In connection with the initial public offering in

August 2000, the Board terminated the 1997 Plan as to future grants, effective August 17, 2000. Under the 1997 Plan, incentive stock options to purchase shares of common stock were granted only to employees at not-less-than 100% of the fair market value at the grant date as determined by the Board. Additionally, nonqualified stock options to purchase shares of common stock were granted to employees and consultants at not-less-than 85% of the fair market value at the grant date. Options granted generally have had a contractual life of ten years.

Options granted under the plan vest over a four-year period, with 25% vesting after one year and the remaining balance vesting 6.25% per quarter. At December 31, 2007, options to purchase a total of 480,150 shares were outstanding under the 1997 Plan, and no options were available for grant.

2000 Stock Option Plan

In April 2000, the Board established the 2000 Stock Option Plan (the 2000 Plan). Initially, a total of 3,000,000 shares of common stock were approved by the Board for issuance under the 2000 Plan, together with annual increases in the number of shares of common stock reserved under the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 1,004,936 shares. In January 2002, the Board approved an increase of 1,007,858 shares. In January 2003, the Board approved an increase of 1,011,957 shares. In January 2004, 2005, 2006 and 2007 the Board approved an increase of 1,200,000 shares. As of December 31, 2007, a total of 10,824,751 shares had been reserved for issuance under the 2000 Plan. The contractual term of the options granted under this plan may not exceed 10 years and in the case of the grantees who own more than 10% of the Company’s outstanding stock at the time of grant, the contractual term of the option may not exceed five years. Options granted under the 2000 Plan vest and become exercisable as set forth in each option agreement; generally one quarter vest after one year and one-twelfth vest quarterly thereafter. In the event of a merger or sale of substantially all assets, these options must be assumed by the successor and if not assumed, will fully vest. The 2000 Plan will terminate in 2010. As a result of past and future increases, a maximum of 15,000,000 shares of common stock could be issued under the 2000 Plan. The Company granted options to purchase approximately 4.4 million, 1.4 million and 2.0 million shares under the plan in 2007, 2006 and 2005, respectively. At December 31, 2007 options to purchase a total of 9,318,672 shares were outstanding under the 2000 Plan and 996,976 options were available for future grant.

2000 Director Option Plan

In April 2000, the Company adopted the 2000 Director Option Plan (the “Director Plan”). Initially, a total of 90,000 shares of common stock were approved by the Board for issuance under the plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an annual increase of 12,000 shares. In May 2001, the Board approved an additional 198,000 shares under this plan. In January 2002, the Board approved the annual increase of 30,000 shares. In January 2003, the Board approved the annual increase of 30,000 shares. In April 2003, the Board approved an additional 104,000 shares under this plan. In January 2004, 2005, 2006 and 2007, the Board approved annual increases of 175,000 shares. As of December 31, 2007, the Company has authorized a total of 1,164,000 shares for issuance under this plan. As a result of past and future annual increases, a maximum of 1,689,000 shares of common stock could be issued over the 10-year life of the plan. The Company granted options to purchase 145,000, 145,000, and 170,000 shares under this plan in 2007, 2006 and 2005 respectively. At December 31, 2007 options to purchase a total of 766,270 shares were outstanding under the Director Plan and 336,480 options were available for future grant.

In April 2005, the Board authorized further amendments to the Director Plan, subject to stockholder approval, to: (i) provide that annual grants under the plan shall take place on January 1 of each year starting in 2006, (ii) provide that, after the first year, options granted under the plan vest at a rate of 1/48 per month rather than 1/4 per year, (iii) provide that options granted under the plan shall continue to vest and be exercisable for so long as the option holder remains a director or consultant to the Company, subject to the term of the option; (iv) extend the time period for optionees to exercise options following the date on which they are no longer a director or consultant to the Company, and (v) to provide the Board with the authority to make amendments to the Director Plan applicable to all options granted under the Director Plan, including options granted prior to the effective date of the amendment. The proposed amendments were approved by stockholders in June 2005 but did not affect options already granted under the Director Plan prior to the effective date of the amendments.

A summary of the 1997 Plan, the 2000 Plan, and the Director Plan activity and related information for the years ended December 31, 2007, 2006 and 2005 is as follows:

		Options Outstanding
	Shares Available for Option Grant	Shares	Weighted Average Exercise Price
Balance, December 31, 2004	1,873,235	6,648,063	$3.20
Authorized	1,375,000	—	—
Granted	(2,180,500)	2,180,500	2.71
Exercised	—	(214,196)	1.27
Expired	150,000	(150,000)	9.35
Canceled/repurchased	460,720	(484,720)	1.69
Balance, December 31, 2005	1,678,455	7,979,647	$3.06
Authorized	1,375,000	—	—
Granted	(1,511,000)	1,511,000	1.39
Exercised	—	(54,987)	0.87
Expired	150,000	(150,000)	1.52
Canceled	396,938	(396,938)	1.72
Balance, December 31, 2006	2,089,393	8,888,722	$2.87
Authorized	1,375,000	—	—
Granted	(4,550,000)	4,550,000	1.21
Exercised	—	(282,967)	0.74
Canceled	2,419,063	(2,590,663)	2.59
Balance, December 31, 2007	1,333,456	10,565,092	$2.28

The pretax intrinsic value of outstanding options is the difference between the closing price of Avistar shares as quoted on the NASDAQ Capital Market for December 31, 2007 and the exercise price, multiplied by the number of in-the-money options. The aggregate intrinsic value of the options outstanding at December 31, 2007 for all options outstanding was $1.1 million and $0.3 million for only vested options outstanding. Vested and exercisable options outstanding at December 31, 2007 had a weighted average remaining contractual life of 5.1 years. The intrinsic value of options changes based on the fair market value of Avistar stock. The Company had 9,846,794 options vested and exercisable and expected to be vested and exercisable at December 31, 2007 with a weighted average exercise price of $2.36, a weighted average remaining contractual term of 6.8 years, and an aggregate intrinsic value of $1.0 million. Total intrinsic value of options exercised for the years ended December 31, 2007 and 2006 were $138,000 and $47,000, respectively. The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2007.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 2007	Weighted-Average Exercise Price
$0.40 - $0.83	1,769,687	9.42	$0.68	199,028	$0.78
$0.90 - $1.16	1,650,635	5.56	1.02	1,554,322	1.01
$1.20 - $1.41	2,482,625	8.35	1.32	680,812	1.23
$1.42 - $1.60	1,528,333	7.54	1.55	546,829	1.49
$1.62 - $2.91	2,329,562	6.48	2.43	1,631,367	2.45
$3.95 - $8.50	416,900	2.78	7.83	416,900	7.83
$17.25	387,350	2.25	17.25	387,350	17.25
	10,565,092	7.12	$2.28	5,416,608	$3.20

As of December 31, 2007, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $6.8 million before estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 3% for its executive options and 20% for non-executive options. Accordingly, as of December 31, 2007, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $1.1 million and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $5.7 million after estimated forfeitures. This amount will be recognized over an estimated weighted average period of 2.6 years. For the years ended December 31, 2007 and 2006, the Company granted 4,550,000 and 1,486,000 stock options to employees, with an estimated total grant-date fair value of $5.0 million and $1.9 million, or $1.10 and $1.29 per share, respectively. For the years ended December 31, 2007 and 2006, 1.6 million and 1.4 million options vested with a total fair value of $2.6 million and $2.5 million, respectively.

 2000 Employee Stock Purchase Plan

In April 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”). Initially, a total of 1,500,000 shares of common stock were approved by the Board for issuance under the plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 753,702 shares. As of December 31, 2007, the Company has authorized a total of 2,253,702 shares for issuance under this plan. As a result of past and future annual increases, a maximum of 10,500,000 shares could be sold over the 10-year life of the plan. The Employee Stock Purchase Plan permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at 85% of the lower of the fair market value of the Company’s common stock on the first or the last day of each offering period. A total of 176,072, 225,657 and 182,594 shares were sold under this plan during 2007, 2006 and 2005, respectively.

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

Valuation Assumptions

The Company estimated the fair value of stock options granted during 2007 and 2006, using a Black-Scholes-Merton valuation model, consistent with the provisions of SFAS No. 123R, and SEC Staff Accounting Bulletin (SAB) No. 107. The Company’s prior period pro forma disclosures of stock-based compensation for 2005 were determined under a fair value method as prescribed by SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following average assumptions:

	Year Ended December 31,
	2007	2006	2005
Employee Stock Option Plan
Expected dividend	0%	0%	0%
Average risk-free interest rate	4.4%	4.9%	4.4%
Expected volatility	132%	143%	152%
Expected term (years)	6.1	6.1	4.0

	Year Ended December 31,
	2007	2006	2005
Employee Stock Purchase Plan
Expected dividend	0%	0%	0%
Average risk-free interest rate	5.1%	4.0%	3.3%
Expected volatility	155%	89%	96%
Expected term (months)	6	6	6

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

For the year ended December 31, 2007, stock-based compensation expense associated with employee stock options and ESPP shares amounted to $2.5 million and $0.1 million, respectively.

Common Stock Reserved for Future Issuance

As of December 31, 2007, the Company had reserved the following shares of common stock for issuance in connection with:

Stock options under stock option plans	11,898,548
Employee stock purchase plan	1,301,968
Total	13,200,516

8. Legal Proceedings

On May 11, 2005, Avistar commenced a patent infringement lawsuit against Tandberg ASA and Tandberg, Inc., alleging that numerous Tandberg videoconferencing products infringe three patents held the Company. The suit was filed in the United States District Court for the Northern District of California. Both of the Tandberg entities answered the complaint on July 15, 2005, at which time they asserted that they did not infringe the patents and that the patents were invalid and unenforceable.

On January 30, 2006, Tandberg Telecom AS, a wholly-owned subsidiary of Tandberg ASA, filed a patent infringement lawsuit against Avistar in the United States District Court for the Eastern District of Texas. The suit alleged that Avistar videoconferencing products infringe one patent purchased by Tandberg Telecom AS.

On February 15, 2007, Avistar entered into a Patent License Agreement with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc. Under this agreement, the Company agreed to dismiss its infringement suit against Tandberg, Tandberg agreed to dismiss its infringement suit against Avistar, and the companies agreed to cross-license each other’s patent portfolios. The agreement resulted in a payment to Avistar from Tandberg in the amount of $12.0 million, which has been included in income from settlement and patent licensing in the cost and expenses section of the accompanying statement of operations.

9. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 provides for an asset and liability approach to account for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Avistar adopted FIN 48 effective January 1, 2007 and as a result of the adoption, the Company recognized no adjustment to retained earnings and a reduction of $676,000 in the deferred tax asset for unrecognized tax benefits due to an estimate of the sustainability of income tax positions taken.

Avistar files income tax returns in the U.S. federal jurisdiction and in various states, and the tax returns filed for the years 2001 through 2006 have not been examined and the applicable statues of limitation have not expired with respect to those returns.  Because of net operating loss and research credit carryovers, substantially all of the Company’s tax years remain open to examination.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The (recovery from) provision for income taxes relates to Federal, State and Foreign tax. The Company provided for income taxes for its subsidiary in the United Kingdom (ASUK) of approximately $23,000, $22,000 and $22,000 in 2007, 2006 and 2005, respectively. Federal and State overpayments of 2004 income taxes of $33,000 and $22,000, respectively, were refunded in 2006.

The (recovery from) provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$—	$(33)	$—
State	—	(20)	—
Foreign	23	22	22
	$23	$(31)	$22

For financial reporting purposes, loss before provision for income taxes included the following components (in thousands):

	Year Ended December 31,
	2007	2006	2005
Domestic	$(3,021)	$(9,611)	$(4,839)
Foreign	106	1,431	(313)
Loss before provision for income taxes	$(2,915)	$(8,180)	$(5,152)

The Company’s effective income tax provision differed from the federal statutory rate of 34% due to the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Expected tax benefit at federal statutory rate	$(991)	$(2,771)	$(1,652)
Foreign and state taxes, net	23	2	22
Recovery of federal tax payments	—	(33)	—
Non-deductible stock compensation and other	629	463	17
Current year operating losses and temporary differences for which no tax benefit is recognized	362	2,308	1,635
Provision for income taxes	$23	$(31)	$22

The net deferred income tax asset consisted of the following as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Deferred income tax assets:
Federal net operating loss carry-forwards	$16,664	$15,178
State net operating loss carry-forwards	1,604	956
Tax credit carry-forwards	2,325	2,992
Deferred settlement and patent licensing, net	3,058	4,728
Reserves	873	522
Property and Equipment	253	240
	24,777	24,616
Valuation allowance	(24,777)	(24,616)
Net deferred income tax asset	$—	$—

Net operating loss carry-forwards at December 31, 2007 were approximately $49.0 million and $33.3 million, for Federal and state income tax purposes, respectively. The Federal net operating loss carry-forwards expire on various dates through the year 2027.

As of December 31, 2007, unused research and development tax credits of approximately $1.2 million and $1.3 million are available to reduce future Federal and California income taxes, respectively. Federal credit carry-forwards expire beginning in year 2014. California credits will carry forward indefinitely.

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

10. Net Loss Per Share

Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128 (SFAS 128), Earnings Per Share, for all periods presented.

In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for 2007, 2006, and 2005, because all such securities are antidilutive (owing to the fact that the Company is in a loss position). Accordingly, diluted net loss per share is equal to basic net loss per share for all years presented.

The total number of potential dilutive common shares excluded from the calculations of diluted net loss per share was 590,788, 846,929 and 1,668,006 for 2007, 2006, and 2005, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Net loss	$(2,938)	$(8,149)	$(5,174)
Weighted average shares of common stock used in computing net loss per share	34,290	33,928	33,600
Net loss per share basic and diluted	$(0.09)	$(0.24)	$(0.15)

11. Segment Reporting

Disclosure of segments is presented in accordance with SFAS No. 131 (SFAS 131), Disclosures About Segments of an Enterprise and Related Information. SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (products division) and (2) the prosecution, maintenance, support and licensing of the intellectual property and technology, some of which is used in the Company’s products (intellectual property division). Service revenue relates mainly to the maintenance, support, training, software development and installation of products, and is included in the products division for purposes of reporting and decision-making. The products division also engages in corporate functions, and provides financing and services to its intellectual property division. The Company’s chief operating decision-maker, its Chief Executive Officer (CEO), monitors the Company’s operations based upon the information reflected in the following table (in thousands). The table includes a reconciliation of the revenue and expense classification used by the Company’s CEO with the classification of revenue, other income and expenses as set forth in the Company’s audited financial statements included elsewhere herein. The reconciliation for the revenue category reflects the fact that the CEO views activity recorded in the account “income from settlement and patent licensing” as revenue within the intellectual property division.

	Intellectual Property Division	Products Division	Reconciliation	Total
Year Ended December 31, 2007
Revenue	$21,162	$7,019	$(16,226)	$11,955
Depreciation expense	—	(468)	—	(468)
Stock-based compensation	240	2,449	—	2,689
Total costs and expenses	(7,513)	(23,741)	16,226	(15,028)
Interest income	—	346	—	346
Interest expense	—	187	—	187
Net income (loss)	13,649	(16,587)	—	(2,938)
Assets	2,808	7,769	—	10,577
Year Ended December 31, 2006
Revenue	$9,381	$8,070	$(4,226)	$13,225
Depreciation expense	—	(345)	—	(345)
Stock-based compensation	440	1,594	—	2,034
Total costs and expenses	(5,701)	(20,227)	4,226	(21,702)
Interest income	—	299	—	299
Interest expense	—	1	—	1
Net loss	3,680	(11,829)	—	(8,149)
Assets	3,752	10,947	—	14,699
Year Ended December 31, 2005
Revenue	$4,226	$6,911	$(4,226)	$6,911
Depreciation expense	—	(273)	—	(273)
Total costs and expenses	(2,535)	(14,197)	4,226	(12,506)
Interest income	—	537	—	537
Interest expense	—	1	—	1
Net loss	1,691	(6,865)	—	(5,174)
Assets	5,081	15,277	—	20,358

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 72%, 75% and 63% of total revenue for 2007, 2006, and 2005, respectively. Revenue is allocated to individual countries and geographical region by customer, based on where the product is shipped to, location of services performed or the location of equipment that is under an annual maintenance agreement. In the case of patent licensing and income from settlement and patent licensing, revenue is allocated to geographical region based on the location of the customer For 2007, 2006, and 2005, respectively, international revenues to customers in the United Kingdom accounted for 12%, 12%, and 23% respectively, of total revenue. The Company had no significant long-lived assets in any country other than the United States for any period presented.

12. Subsequent Events

On November 16, 2007, the Company received a deficiency letter from The NASDAQ Stock Market indicating that it did not comply with Marketplace Rule 4310(c)(3), which requires that it have a minimum of $2,500,000 in stockholders’ equity or $35 million in market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  The NASDAQ staff noted that the market value of the Company’s listed securities had been below the minimum $35 million for the previous 10 consecutive trading days.  On March 20, 2008, the Company received notification from the NASDAQ Hearings Panel that it had regained compliance with the continued listing standards of The NASDAQ Stock Market, but will be subject to an additional compliance monitoring period through June 1, 2008.  In its determination, the Panel noted that if at any time before June 1, 2008, the market value of the Company’s securities falls below the required minimum of $35 million for 30 consecutive trading days, the Panel will promptly conduct a hearing with respect to such failure and the Company’s securities would be subject to immediate delisting. Failure to comply with any other continued listing requirement would be subject to standard notice, hearing and restoration periods.

On January 4, 2008, Avistar issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes (Notes). The Notes were sold pursuant to a Convertible Note Purchase Agreement, to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, R. Stephen Heinrichs, William Campbell, Simon Moss and Craig Heimark, officer Darren Innes, and WS Investment Company. The Company’s obligations under the Notes are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company pursuant to a Security Agreement among the Company and the Purchasers. The Notes have a two year term and will be due on January 4, 2010 and are convertible prior to maturity.  Interest on the Notes will accrue at the rate of 4.5% per annum and will be payable semi-annually in arrears on June 4 and December 4 of each year, commencing on June 4, 2008.  From the one year anniversary of the issuance of the Notes until maturity, the holders of the Notes will be entitled to convert the Notes into shares of common stock at an initial conversion price per share of $0.70.

On February 25, 2008, the Company announced that Microsoft Corporation had filed requests for re-examination of 24 of the Company’s 29 U.S. patents.  Subsequently, Microsoft also filed requests for re-examination of the remaining 5 U.S. patents.  The United States Patent Office (USPTO) has approximately two months to decide whether to grant the requests and engage in a formal re-examination. Patent re-examination, if undertaken by the USPTO, could take between six months and two years.  The Company believes that its U.S. patents are valid and the Company intends to defend its patents through any re-examination process.  However, the re-examination of patents by the USPTO is a lengthy, time consuming and expensive process in which the ultimate outcome is uncertain.   If the USPTO elects to re-examine some or all of the Company’s U.S. patents, Avistar will be required to spend substantial time and resources defending its patents, including the fees and expenses of its legal advisors.

13.Selected Quarterly Results of Operations (unaudited)

The following tables set forth, for the periods indicated, the Company’s unaudited financial information for the last eight quarters. The Company believes that the financial statements used to prepare this information include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with the Company’s financial statements and notes to financial statements. The operating results for any quarter do not necessarily indicate the results expected for any future period. In July 2006, the Company entered into a Patent License Agreement with Sony and SCEI. Under the license agreement, the Company granted Sony and its subsidiaries, including SCEI a license to all of its patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. As consideration for the licenses granted under the agreement, Sony agreed to make an upfront license payment of $5.0 million. The $5.0 million upfront payment was recognized by Avistar as licensing revenue in the three months ended September 30, 2006.

On February 15, 2007, the Company entered into a Patent License Agreement with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc. Under this agreement, the Company agreed to dismiss its infringement suit against Tandberg, Tandberg agreed to dismiss its infringement suit against Avistar, and the companies agreed to cross-license each other’s patent portfolios. The agreement resulted in a payment to Avistar from Tandberg in the amount of $12.0 million, which was recognized as income from settlement and patent licensing in the three months ended March 31, 2007.

In June 2007, The Company entered into a Patent License Agreement with Radvision Ltd.  Under the license agreement, the Company granted Radvision and its subsidiaries a license in the field of videoconferencing to all of the Company’s patents, patent applications and patents issuing therefrom with a filing date on or before May 15, 2007.  Also under the license agreement, Radvision granted the Company a license in the field of videoconferencing to all of Radvision’s patents, patent applications and patents issuing there from with a filing date on or before May 15, 2007.  As partial consideration for the licenses and releases granted under the agreement, Radvision made a one-time license payment of $4.0 million, which was recognized as licensing revenue in the three months ended June 30, 2007.

As described in the Summary of Significant Accounting Policies, Income from Settlement and Patent Licensing, we expect to recognize the payment received from Polycom and the associated deferred contingent legal costs paid in settlement and patent licensing in equal installments over a five-year period starting November 12, 2004. The payment from Polycom and its recognition in income from settlement and patent licensing may affect the comparability of the Company’s financial statements for periods before and after the recognition periods.

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(In thousands except per share data)
Total revenue	$1,914	$1,751	$5,898	$2,392
Cost of product revenue	586	658	711	729
Cost of services, maintenance and support revenue	503	493	571	676
Net (loss) income	$(3,693)	$(4,126)	$388	$4,493
Net (loss) income per share—Basic/Diluted	$(0.11)	$(0.12)	$0.01	$0.13
Weighted average shares—Basic	34,448	34,379	34,230	34,101
Weighted average shares—Diluted	34,448	34,379	35,008	35,146

	Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006		March 31, 2006
	(In thousands except per share data)
Total revenue	$2,337	$7,276	$1,754		$1,858
Cost of product revenue	834	998	721		632
Cost of services, maintenance and support revenue	454	374	385		607
Net (loss) income	$(3,191)	$1,818	$(3,720)	$	$(3,056)
Net (loss) income per share—Basic/Diluted	$(0.09)	$0.05	$(0.11)		$(0.09)
Weighted average shares—Basic	34,031	33,965	33,880		33,834
Weighted average shares—Diluted	34,031	34,860	33,880		33,834

Item 15(a)

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Operations	Write-Offs	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Period Ended:
December 31, 2007	$51	$17	$(44)	$24
December 31, 2006	$121	$(61)	$(9)	$51
December 31, 2005	$22	$120	$(21)	$121

S-1

INDEX TO EXHIBITS

3.2
Restated Certificate of Incorporation (Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

3.3
Bylaws of Avistar Communications Corporation (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.)

4.1
Specimen Certificate evidencing shares of Common Stock (Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.1
1997 Stock Option Plan, as amended* (Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.1.1
1997 Stock Option Plan Form of Stock Option Agreement* (Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.2
2000 Stock Option Plan, as amended* (Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.3
2000 Director Option Plan, as amended* (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.)

10.4
Form of Director Option Agreement* (Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.5
2000 Employee Stock Purchase Program, as amended* (Filed as an exhibit to the Registrant’s Quarterly Report on Form  10-Q for the three months ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006.)

10.6
Form of Indemnification Agreement* (Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.7
Settlement Agreement and Release between the Registrant and R. Stephen Heinrichs dated April 26, 2001* (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.)

10.8
Lease Agreement among the Registrant and Crossroads Associates and Clocktower Associates dated December 1, 2006 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 22, 2007.)

10.9
Common Stock Purchase Agreement by and among the Registrant and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust, Grady Burnett and Wendolyn Hearn dated October 15, 2003 (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003 filed with the Securities and Exchange Commission on October 23, 2003.)

10.10
Stock Purchase Agreement among the Registrant, Fuller & Thaler Behavioral Finance Fund, Ltd. and Fuller & Thaler Avalanche Fund, L.P. dated March 23, 2004 (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 11, 2004.)

10.11
Settlement Agreement among the Registrant, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.)

10.12†
Patent Cross-License Agreement Among the Company, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.)

10.13† 10.14†
Patent License Agreement dated May 15, 2006 among the Registrant, Collaboration Properties, Inc., Sony Corporation and Sony Computer Entertainment, Inc. (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006.)
Patent License Agreement dated February 15, 2007 by and among the Registrant, Collaboration Properties, Inc., Tandberg ASA, Tandberg Telecom AS, and Tandberg, Inc. (Filed on May 14, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.15†
Patent License Agreement dated May 15, 2007 by and among the Registrant, Avistar Systems (UK) Limited, and Radvision LTD.  (Filed on August 3, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.16
Employment Agreement between the Registrant and Simon B. Moss effective July 16, 2007. * (Filed on November 13, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.17	Amended and restated Security Agreement dated December 17, 2007 between the Registrant and JPMorganChase Bank, N.A. originally dated December 23, 2006. (Filed herewith)
10.18	Amendment dated December 17, 2007 to the Revolving Credit Promissory Note issued by the Registrant in favor of JPMorgan originally dated December 23, 2006. (Filed herewith)
10.19	Second amendment dated December 17, 2007 to the Revolving Credit Promissory Note issued by the Registrant in favor of JPMorgan originally dated December 23, 2006. (Filed herewith)
10.20
Amendment dated December 17, 2007 to the Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan originally dated December 23, 2006. (Filed herewith)

10.21	Convertible Note Purchase Agreement among the Company and the Purchasers named therein dated January 4, 2008 (Filed on January 9, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K)
10.22
Security Agreement among the Company, Baldwin Enterprises, Inc., as Collateral Agent, and the Purchasers named therein dated January 4, 2008 (Filed on January 9, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K)

10.23	Form of 4.5% Convertible Subordinated Secured Note Due 2010 (Filed on January 9, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K)
10.24
Inter-creditor Agreement among the Purchasers of the 4.5% Convertible Subordinated Secured Notes Due 2010 dated January 4, 2008 (Filed on January 9, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K)

21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm: Burr, Pilger & Mayer LLP
24.1	Power of Attorney (see page 56)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Indicates management contract or compensatory plan or arrangement required to be filed an exhibit pursuant to Item 14(c) of Form 10-K.
†Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.