Form 10-Q
period 2008-03-31
AVISTAR COMMUNICATIONS CORP
filed 2008-05-15
CIK 1111632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-31121

AVISTAR COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	88-0463156
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

1875 SOUTH GRANT STREET, 10 TH FLOOR, SAN MATEO, CA 94402
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

Yes  ☒       No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐       No  ☒

At May 5, 2008, 34,547,139 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

as of March 31, 2008 and December 31, 2007

(in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,975	$4,077
Short-term investments	—	799
Total cash, cash equivalents and short-term investments	5,975	4,876
Accounts receivable, net of allowance for doubtful accounts of $34 and $24 at March 31, 2008 and December 31, 2007, respectively	1,570	1,385
Inventories	492	428
Deferred settlement and patent licensing costs	1,256	1,256
Prepaid expenses and other current assets	451	462
Total current assets	9,744	8,407
Property and equipment, net	671	767
Long-term deferred settlement and patent licensing costs	799	1,117
Other assets	288	286
Total assets	$11,502	$10,577

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Line of credit	$4,000	$5,100
Accounts payable	962	1,287
Deferred income from settlement and patent licensing	5,520	5,520
Deferred services revenue and customer deposits	2,071	2,231
Accrued liabilities and other	1,901	1,451
Total current liabilities	14,454	15,589
Long-term liabilities:
Long-term convertible debt	7,000	—
Long-term deferred income from settlement and patent licensing	3,438	4,814
Total liabilities	24,892	20,403
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at March 31, 2008 and December 31, 2007; 35,730,014 and 35,678,807 shares issued including treasury shares at March 31, 2008 and December 31, 2007, respectively	36	36
Less: treasury common stock, 1,182,875 shares at March 31, 2008 and December 31, 2007, at cost	(53)	(53)
Additional paid-in-capital	96,128	95,925
Accumulated deficit	(109,501)	(105,734)
Total stockholders’ equity (deficit)	(13,390)	(9,826)
Total liabilities and stockholders’ equity (deficit)	$11,502	$10,577

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended March 31, 2008 and 2007

(in thousands, except per share data)

	Three Months Ended
	March 31, 2008	March 31, 2007
	(unaudited)
Revenue:
Product	$249	$1,258
Licensing	154	232
Services, maintenance and support	748	902
Total revenue	1,151	2,392
Costs and Expenses:
Cost of product revenue*	359	729
Cost of services, maintenance and support revenue*	519	676
Income from settlement and patent licensing	(1,057)	(13,057)
Research and development*	1,851	1,657
Sales and marketing*	1,329	1,489
General and administrative*	1,878	6,463
Total costs and expenses	4,879	(2,043)
(Loss) income from operations	(3,728)	4,435
Other (Expense) Income:
Interest income	46	113
Other expense, net	(85)	(55)
Total other (expense) income, net	(39)	58
Net (loss) income	$(3,767)	$4,493

Net (loss) income per share - basic and diluted	$(0.11)	$0.13
Weighted Average Shares Used in Calculating:
Basic net (loss) income per share	34,532	34,101
Diluted net (loss) income per share	34,532	35,146

*Including Stock-Based Compensation of:
Cost of product, services, maintenance and support revenue	$7	$60
Research and development	63	204
Sales and marketing	(36)	185
General and administrative	113	233

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2008 and 2007

(in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
	(unaudited)
Cash Flows from Operating Activities:
Net (loss) income	$(3,767)	$4,493
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	131	50
Stock-based compensation for options issued to consultants and employees	147	682
Provision for doubtful accounts	10	(3)
Changes in assets and liabilities:
Accounts receivable	(195)	62
Inventories	(64)	78
Prepaid expenses and other current assets	11	65
Deferred settlement and patent licensing costs	318	318
Other assets	(2)	(2)
Accounts payable	(325)	(373)
Deferred income from settlement and patent licensing	(1,376)	(1,375)
Deferred services revenue and customer deposits	(160)	(574)
Accrued liabilities and other	450	1,249
Net cash (used in) provided by operating activities	(4,822)	4,670

Cash Flows from Investing Activities:
Maturities of short-term investments	799	—
Purchase of property and equipment	(35)	(314)
Net cash provided by (used in) investing activities	764	(314)

Cash Flows from Financing Activities:
Line of credit payments	(1,100)	—
Proceeds of debt issuance	7,000	—
Net proceeds from stock options and stock purchase plans	56	129
Net cash provided by financing activities	5,956	129
Net increase in cash and cash equivalents	1,898	4,485
Cash and cash equivalents, beginning of period	4,077	7,854
Cash and cash equivalents, end of period	$5,975	$12,339

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Business, Basis of Presentation, and Risks and Uncertainties

Business

We were founded as a Nevada limited partnership in 1993. We filed our articles of incorporation in Nevada in December 1997 under the name Avistar Systems Corporation. We reincorporated in Delaware in March 2000 and changed our name to Avistar Communications Corporation in April 2000. The operating assets and liabilities of the business were then contributed to our wholly owned subsidiary, Avistar Systems Corporation, a Delaware corporation. In July 2001, our Board of Directors and the Board of Directors of Avistar Systems approved the merger of Avistar Systems with and into Avistar Communications Corporation (Avistar or the Company). The merger was completed in July 2001. In October 2007, the Company merged Collaboration Properties, Inc., the Company's wholly-owned subsidiary, with and into the Company, with the Company being the surviving corporation. Avistar has one wholly-owned subsidiary, Avistar Systems U.K. Limited (ASUK).

Our principal executive offices are located at 1875 South Grant Street, 10th Floor, San Mateo, California, 94402. Our telephone number is (650) 525-3300. Our trademarks include Avistar and the Avistar logo, AvistarVOS, Shareboard, vBrief and The Enterprise Video Company. This Quarterly Report on Form 10-Q also includes our and other organizations’ product names, trade names and trademarks. Our corporate website is www.avistar.com.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge on our website when such reports are available on the U.S. Securities and Exchange Commission (SEC) website (see “Company—Investor Relations—SEC Information”). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing.

Basis of Presentation

The unaudited condensed consolidated balance sheet as of March 31, 2008 and the unaudited condensed consolidated results of operations, and unaudited condensed consolidated cash flows for the three months ended March 31, 2008 and 2007 presents the consolidated financial position of Avistar and ASUK after the elimination of all intercompany accounts and transactions. The unaudited condensed consolidated balance sheet of Avistar as of December 31, 2007 was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and footnote disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the SEC.  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. Accordingly, all gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations and have not been material.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated annual losses since inception and had an accumulated deficit of $110 million as of March 31, 2008. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, the timing of new product announcements by the Company or its competitors, and the timing of the Company’s licensing and settlement activities.

The Company’s future liquidity and capital requirements will depend upon numerous factors, including, but not limited to, the costs and timing of its expansion of product development efforts and the success of these development efforts, the costs and timing of its sales and marketing activities, the extent to which its existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining, enforcing and defending patent claims and other intellectual property rights, the level and timing of revenue, and other factors.

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

In the opinion of management, the unaudited financial statements furnished in this report reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods covered and of the Company’s financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2007, included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. The Company was not invested in any auction rate securities as of  March 31, 2008. Investment securities held with intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at March 31, 2008 and December 31, 2007 consisted of money market funds and short-term commercial paper with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

The Company accounts for its short-term and long-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company reviews the securities for impairments, considering current factors including the economic environment, market conditions, and the operational performance and other specific factors relating to the businesses underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments at March 31, 2008. The Company had no net unrealized losses on its short-term investment securities at March 31, 2008 and December 31, 2007.

See Note 3 for further information on fair value.

Cash, cash equivalents and short-term investments consisted of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
	(Unaudited)
Cash and cash equivalents:
Cash and money market funds	$4,885	$740
Commercial paper cash equivalents	1,090	3,337
Total cash and cash equivalents	5,975	4,077
Short-term investments:
Short-term investments (average 27 remaining days to maturity on December 31, 2007)	—	799
Total cash, cash equivalents and short-term investments	$5,975	$4,876

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s revenues for the three months ended March 31, 2008 and 2007. Revenues to these customers as a percentage of total revenues were as follows for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Customer A	54%	30%
Customer B	20%	29%
Customer C	13%	10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of March 31, 2008, the Company had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities, primarily in the financial services industry. As of March 31, 2008, approximately 83% of gross accounts receivable were concentrated with two customers, each of whom represented more than 10% of the Company’s total gross accounts receivable balance. As of December 31, 2007, approximately 78% of accounts receivable were concentrated with three customers, each of whom represented more than 10% of the Company’s total gross accounts receivable balance. No other customer individually accounted for greater than 10% of total accounts receivable as of March 31, 2008 and December 31, 2007.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
	(Unaudited)
Raw materials and subassemblies	$21	$25
Finished goods	471	403
Total Inventories	$492	$428

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

•
The fee is fixed or determinable. The Company’s determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. The Company’s standard terms generally require payment within 30 to 90 days of the date of invoice. Where these terms apply, the Company regards the fee as fixed or determinable, and recognizes revenue upon delivery (assuming other revenue recognition criteria are met). If the payment terms do not meet this standard, but rather, involve “extended payment terms,” the fee may not be considered to be fixed or determinable, and the revenue would then be recognized when customer installments are due and payable.

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

The Company derives revenue from the licensing of its intellectual property portfolio. The Company recognizes revenue from the licensing of its intellectual property portfolio according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to the Company’s intellectual property is granted after the commencement of litigation proceedings between the Company and the licensee, the proceeds of such transaction are recognized as licensing revenue by us only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues consistent with Financial Accounting Standards Board (FASB) Concepts Statement No. 6, Elements of Financial Statements (CON 6). As of March 31, 2008, these criteria for recognizing license revenue following the commencement of litigation had not been met.

In July 2006, Avistar entered into a Patent License Agreement with Sony Corporation (Sony) and Sony Computer Entertainment, Inc. (SCEI). Under the license agreement, Avistar granted Sony and its subsidiaries, including SCEI a license to all of the Company’s patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. The license covers Sony’s video conferencing apparatus as well as other products, including video-enabled personal computer products and certain SCEI PlayStation products. Future royalties under this license are being recognized as estimated royalty-based sales occur in accordance with SOP 97-2.  The Company uses historical and forward looking sales forecasts provided by SCEI and third party sources, in conjunction with actual royalty reports provided periodically by SCEI directly to the Company, to develop an estimate of royalties recognized for each quarterly reporting period.  The royalty reporting directly from SCEI to the Company is delayed beyond the period in which the actual royalties are generated, and thus the estimate of current period royalties requires significant management judgment and is subject to corrections in a future period once actual royalties become known.

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

On November 12, 2004, the Company entered into a settlement and a patent cross-license agreement with Polycom Inc., thus ending litigation against Polycom, Inc. for patent infringement. As part of the settlement and patent cross-license agreement with Polycom, Inc, Avistar granted Polycom, Inc. a non-exclusive, fully paid-up license to its entire patent portfolio. The settlement and patent cross-license agreement includes a five-year capture period from the date of the settlement, adding all new patents with a priority date extending up to five years from the date of execution of the agreement. Polycom, Inc, as part of the settlement and patent cross-licensing agreement, made a one time payment to the Company of $27.5 million and Avistar paid $6.4 million in contingent legal fees to Avistar’s litigation counsel upon completion of the settlement and patent cross-licensing agreement. The contingent legal fees were payable only in the event of a favorable outcome from the litigation with Polycom, Inc. The Company is recognizing the gross proceeds of $27.5 million from the settlement and patent cross-license agreement as income from settlement and patent licensing within operations over the five-year capture period, due to a lack of evidence necessary to apportion the proceeds between an implied punitive gain element in the settlement of the litigation, and software license revenues from the cross-licensing of Avistar’s patented technologies for prior and future use by Polycom, Inc. Additionally, the $6.4 million in contingent legal fees was deferred and is being amortized to income from settlement and patent licensing over the five year capture period, resulting in a net of $21.1 million being recognized as income within operations over the five year capture period.

On February 15, 2007, the Company entered into a Patent License Agreement with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc (Tandberg).  Under this agreement, Avistar dismissed its infringement suit against Tandberg, Tandberg dismissed its infringement suit against us, and we cross-licensed each other’s patent portfolios.  The agreement resulted in a payment of $12.0 million to us from Tandberg.  Avistar recognized the gross proceeds of $12.0 million from the patent license agreement as income from settlement and patent licensing within operations in the three months ended March 31, 2007.  To recognize the proceeds as revenue, the Company would have required a sufficient history of transactions to allow us to isolate the aspect of the settlement attributable to the gain associated with the process of litigation, separate from commercial compensation for the use of our intellectual property.  Sufficient evidence was not available to allow this distinction. The Patent License Agreement with Tandberg includes a ten year capture period, extending from the date of the agreement, during which patents filed with a priority date within the capture period would be licensed in addition to existing patents on the agreement date.  However, such additional patents would be licensed under the agreement solely for purposes of the manufacture, sale, license or other transfer of existing products of Tandberg and products that are closely related enhancements of such products based primarily and substantially on the existing products.  Avistar reviewed the existing products of Tandberg and considered the likelihood that future patent filings by the Company would relate to or otherwise affect existing Tandberg products and closely related enhancements thereto.  Avistar concluded that the filing for such additional patents was unlikely, and therefore concluded that the ten year capture period was not material from an accounting perspective related to revenue recognition.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment (SFAS 123R), which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The effect of recording stock-based compensation for the three months ended March 31, 2008 and 2007 was as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)
Stock-based compensation expense by type of award:
Employee stock options	$154	$636
Non-employee stock options	3	16
Employee stock purchase plan	(10)	30
Total stock-based compensation	147	682
Tax effect on stock-based compensation	—	—
Net effect of stock-based compensation on net (loss) income	$147	$682

As of March 31, 2008, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $6.4 million before estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 10% for its executive options and 29% for non-executive options. Accordingly, as of March 31, 2008, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $1.6 million, and therefore, the unrecognized stock-based compensation balance related to stock options was adjusted to approximately $4.8 million after estimated forfeitures.  This net amount will be recognized over an estimated weighted average amortization period of 2.7 years. During the three months ended March 31, 2008 and 2007, the Company granted 499,000 and 288,000 stock options with an estimated total grant-date fair value of $335,000 and $464,000, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted during the three months ended March 31, 2008 and 2007 using a Black-Scholes-Merton valuation model, consistent with the provisions of SFAS 123R and SEC Staff Accounting Bulletin (SAB) No. 107 (SAB 107). The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following weighted-average of the assumptions of both the three month periods ended March 31, 2008 and 2007:

Employee Stock Option Plan

	Three Months Ended
	March 31, 2008	March 31, 2007
Expected dividend	—%	—%
Average risk-free interest rate	3.0%	4.7%
Expected volatility	131%	138%
Expected term (years)	6.1	6.1

Employee Stock Purchase Plan

	Three Months Ended
	March 31, 2008	March 31, 2007
Expected dividend	—%	—%
Average risk-free interest rate	2.2%	5.1%
Expected volatility	176%	96%
Expected term (months)	6.0	6.0

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve, and represent the yields on actively traded treasury securities for terms that approximate the expected term of the options. Expected volatility is based on the historical volatility of the Company’s common stock over a period consistent with the expected term of the stock-option. The expected term calculation is based on an average prescribed by SAB 107, based on the weighted average of the vesting periods, which is generally one quarter vesting after one year and one sixteenth vesting quarterly for twelve quarters, and adding the term of the option, which is generally ten years, and dividing by two.  The Company uses this method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited number of exercises that have occurred over the previous six years during which its equity shares have been publicly traded.

3. Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable, or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of March 31, 2008 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$4,571	$4,571	$—	$—
Commercial paper	1,090	—	1,090	—
Total cash equivalents	$5,661	$4,571	$1,090	$—

4. Related Party Transactions

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), served as a director of the Company from February 2001 until June 2007. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During the three months ended March 31, 2007, payments of approximately $57,000 were made to WSGR for legal services provided to the Company.

On January 4, 2008, Avistar issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes, which are due in 2010 (the Notes). The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, R. Stephen Heinrichs, William Campbell, and Craig Heimark, officers Simon Moss and Darren Innes, and WS Investment Company, a fund associated with Wilson Sonsini Goodrich & Rosati, Professional Corporation.

5. Net (Loss) Income Per Share

Basic and diluted net (loss) income per share of common stock is presented in conformity with SFAS No. 128 (SFAS 128), Earnings Per Share, for all periods presented.

In accordance with SFAS 128, basic net (loss) income per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net (loss) income per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company excluded all outstanding stock options from the calculation of diluted net loss per share for the three months ended March 31, 2008, because all such securities are anti-dilutive (owing to the fact that the Company was in a loss position during the time period). Accordingly, diluted net loss per share is equal to basic net loss per share for the three months ended March 31, 2008. For the three months ended March 31, 2007, due to the Company’s net income for the period, the Company included the net effect of the weighted average number of shares and dilutive potential common shares outstanding during the period in the calculation of diluted net income per share.

The following table set forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)
Numerator:
Net income (loss)	$(3,767)	$4,493
Denominator:
Basic weighted average shares outstanding	34,532	34,101
Add: dilutive employee and non employee stock options	—	1,045
Diluted weighted average shares outstanding	34,532	35,146
Basic and diluted net income (loss) per share	$(0.11)	$0.13

Due to the net loss position in the three months ended March 31, 2008, the total number of potential common shares excluded from the calculation of diluted net loss per share was 298,471 for the period.

6. Income Taxes

Income taxes are accounted for using an asset and liability approach in accordance with SFAS No. 109, Accounting for Income Taxes(SFAS 109), which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements. The measurement of current and deferred tax liabilities and assets are based on the provisions of enacted tax law. The effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

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

The Company accounts for uncertain tax positions according to the provisions of FASB Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).   FIN 48 contains a two-step approach for recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it’s probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  No material changes have occurred in the Company’s tax positions taken as of December 31, 2007 during the three months ended March 31, 2008.

As of December 31, 2007, the Company’s unrecognized tax benefits totaled $24.8 million.

7. Segment Reporting

Disclosure of segments is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (products division) and (2) the prosecution, maintenance, support and licensing of the intellectual property and technology, some of which is used in the Company’s products (intellectual property division). Service revenue relates mainly to the maintenance, support, training, software development and installation of products, and is included in the products division for purposes of reporting and decision-making. The products division also engages in corporate functions, and provides financing and services to its intellectual property division. The Company’s chief operating decision-maker, its Chief Executive Officer (CEO), monitors the Company’s operations based upon the information reflected in the following table (in thousands). The table includes a reconciliation of the revenue and expense classification used by the  CEO with the revenue, other income and expenses reported in the Company’s condensed consolidated financial statements included elsewhere herein. The reconciliation for the revenue category reflects the fact that the CEO views activity recorded in the account “income from settlement and patent licensing” as revenue within the intellectual property division.

	Intellectual Property Division	Products Division	Reconciliation	Total
Three Months Ended March 31, 2008 (unaudited)
Revenue	$1,211	$997	$(1,057)	$1,151
Depreciation expense	—	(131)	—	(131)
Total costs and expenses	(771)	(5,165)	1,057	(4,879)
Interest income	—	46	—	46
Interest expense	—	(80)	—	(80)
Net income (loss)	440	(4,207)	—	(3,767)
Total Assets	2,646	8,856	—	11,502
Three Months Ended March 31, 2007 (unaudited)
Revenue	$13,289	$2,160	$(13,057)	$2,392
Depreciation expense	—	(50)	—	(50)
Total costs and expenses	(5,155)	(5,859)	13,057	2,043
Interest income	—	113	—	113
Interest Expense	—	(50)	—	(50)
Net income (loss)	8,134	(3,641)	—	4,493
Total Assets	4,165	14,765	—	18,930

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 52% of total revenues for the three months ended March 31, 2008 and 2007. For the three months ended March 31, 2008 and 2007, international revenues from customers in the United Kingdom accounted for 11% and 7% of total product and services revenue, respectively. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

8. Notes Payable

On January 4, 2008, Avistar issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes (Notes). The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, R. Stephen Heinrichs, William Campbell, Simon Moss and Craig Heimark, officer Darren Innes, and WS Investment Company, a fund associated with Wilson Sonsini Goodrich & Rosati, Professional Corporation (collectively, the Purchasers). The Company’s obligations under the Notes are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company pursuant to a Security Agreement among the Company and the Purchasers. The Notes have a two-year term, will be due on January 4, 2010 and are convertible prior to maturity.  Interest on the Notes will accrue at the rate of 4.5% per annum and will be payable semi-annually in arrears on June 4 and December 4 of each year, commencing on June 4, 2008.  From the one-year anniversary of the issuance of the Notes until maturity, the holders of the Notes will be entitled to convert the Notes into shares of common stock at an initial conversion price per share of $0.70.

9. Commitments and Contingencies

Software Indemnifications

Avistar enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Avistar indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Avistar’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments Avistar could be required to make under these indemnification agreements is generally limited to the cost of products purchased per customer, but may be material when customer purchases since inception are considered in aggregate. Avistar has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, Avistar has no liabilities recorded for these agreements as of March 31, 2008.

10. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities and responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The Company adopted SFAS 157 prospectively on January 1, 2008.  The adoption of SFAS 157 did not have any impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159). The standard provides an entity with the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements.  The Company adopted SFAS 159 prospectively on January 1, 2008.  The Company did not make any elections for fair value accounting and therefore, it did not record a cumulative adjustment to its opening accumulated deficit balance.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), to partially defer SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of adopting the provisions of FSP 157-2.

11. Subsequent Events

        On April 18, 2008, Avistar received a deficiency letter from The NASDAQ Stock Market indicating that Avistar does not comply with Marketplace Rule 4310(c)(4), which requires the Company to have a minimum bid price of $1.00 for continued listing.  The NASDAQ Staff noted that for the 30 consecutive business days prior to the date of its letter, the bid price of Avistar’s common stock closed below $1.00 per share.  The Company has been provided 180 calendar days, or until October 15, 2008, to regain compliance.

If Avistar is unable to regain compliance by October 15, 2008, the NASDAQ Staff will determine whether Avistar meets The NASDAQ Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement.   If Avistar meets such initial listing requirements, the NASDAQ Staff may grant an additional 180 day compliance period.  However, if the Company is unable to meet such requirements, the NASDAQ Staff will provide written notification that Avistar’s securities are subject to delisting.  At such time, Avistar may be permitted to appeal the NASDAQ Staff’s determination to delist its securities to a Listing Qualifications Panel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements elsewhere herein, and the Audited Consolidated Financial Statements and the Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 31, 2008.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward looking statements. These risks and other factors include those listed under “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the various risks outlined under the heading “Risk Factors” in Part II of this Report. These factors may cause our actual results to differ materially from any forward looking statement.   Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Overview

Avistar creates technology that provides the missing critical element in unified communications: bringing people in organizations face-to-face, through enhanced communications for true collaboration anytime, anyplace. Our latest product, Avistar C3, draws on over a decade of market experience to deliver a single-click desktop videoconferencing and collaboration experience that moves business communications into a new era. Available as a stand-alone solution, or integrated with existing unified communications software from other vendors, Avistar C3 users gain an instant messaging-style ability to initiate video communications across and outside the enterprise. Patented bandwidth management enables thousands of users to access desktop videoconferencing, Voice over IP (VoIP) and streaming media without requiring substantial new network investment or impairing network performance.  By integrating Avistar C3 tightly into the way they work, our customers can use our solutions to help reduce costs and improve productivity and communications within their enterprise and between enterprises, and to enhance their relationships with customers, suppliers and partners. Using Avistar C3 software and leveraging video, telephony and Internet networking standards, Avistar solutions are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system directly and indirectly to the small and medium sized business, or SMB and globally distributed organizations, or Enterprise, markets comprising the Global 5000. Our objective is to establish our technology as the standard for networked visual unified communications and collaboration through direct sales, indirect channel sales/partnerships and the licensing of our technology to others. We also seek to license our broad portfolio of patents covering, among other areas, video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of March 31, 2008, we held 80 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace.

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

•	Engaging the market with a new, dynamic application integration and network risk management product set with video as the primary, empowering technology;

•	Implementing aggressive cost control measures including a reduction in our employees from an average of 88 in 2007 to approximately 61 on March 31, 2008; and

•	Pursuing multiple distribution, services and technology partners.

These and other changes in our business are aimed at reducing our structural costs, increasing our organizational and partner-driven capacity, and leveraging our reputation for innovation and intellectual property leadership in order to grow and expand our business.  However, these organizational changes and initiatives involve transitional costs and expenses and result in uncertainty in terms of their implementation and their impact on our business.  As with any significant organizational change, our initiatives will take time to implement and the results of these initiatives will not be apparent in the near term.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:

•	Revenue recognition;

•	Income from settlement and patent licensing;

•	Stock-based compensation;

•	Valuation of accounts receivable; and

•	Valuation of inventories.

Revenue Recognition

We derive product revenue from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. We also derive revenue from fees for installation, maintenance, support, training services and software development. In addition, we derive revenue from the licensing of our intellectual property portfolio. Product revenue as a percentage of total revenue was 22% and 53% for three months ended March 31, 2008 and 2007, respectively.

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

We also recognize revenue from the licensing of our intellectual property portfolio, according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to our intellectual property is granted after the commencement of litigation between us and the licensee, the proceeds of such transaction are recognized as licensing revenue by us only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, consistent with FASB CON 6. As of March 31, 2008, these criteria for recognizing license revenue following the commencement of litigation have not been met, and proceeds received after commencement of litigation have therefore been recorded in “income from settlement and patent licensing” in our statement of operations.

        In July 2006, we entered into a Patent License Agreement with Sony Corporation (Sony) and Sony Computer Entertainment, Inc. (SCEI). Under the license agreement, we granted Sony and its subsidiaries, including SCEI a license to all of our patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. The license covers Sony’s video conferencing apparatus as well as other products, including video-enabled personal computer products and certain SCEI PlayStation products. Future royalties under this license are being recognized as they estimated royalty based sales occur in accordance with SOP 97-2.  We use historical and forward looking sales forecasts provided by SCEI and third party sources in conjunction with actual royalty reports provided periodically by SCEI directly to us, to develop an estimate of royalties recognized for each quarterly reporting period.  The royalty reports directly from SCEI to us are delayed beyond the period in which the actual royalties occur, and thus the estimate of current period royalties requires significant management judgment and is subject to corrections in a future period once actual royalties become known.

To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank AG, UBS AG and their affiliates, and Sony and SCEI. Collectively, Deutsche Bank AG, UBS AG and their affiliates and Sony and SCEI accounted for approximately 87% and 69% of total revenue for the three month periods ended March 31, 2008 and 2007, respectively. As of March 31, 2008, approximately 83% of our gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of our gross accounts receivable. As of March 31, 2007, approximately 64% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 52% of total revenue for the three months ended March 31, 2008 and 2007.

Income from Settlement and Patent Licensing

We recognize the proceeds from settlement and patent licensing agreements based on the terms involved. When litigation has been filed prior to a settlement and patent licensing agreement, and insufficient historical evidence exists for the determination of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, we report all proceeds in “income from settlement and patent licensing” within operating costs and expenses. The gain portion of the proceeds, when sufficient historical evidence exists to segregate the proceeds, would be reported according to Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies. To date, all proceeds from settlement and patent licensing agreements entered into following the commencement of litigation have been reported as income from settlement and patent licensing. When a patent license agreement is entered into prior to the commencement of litigation, we report the proceeds of such transaction as licensing revenue in the period in which such proceeds are received, subject to the revenue recognition criteria described above.

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

Stock-Based Compensation

We account for stock-based compensation to employees according to the SFAS No. 123 (R), Share-Based Payment (SFAS No. 123R), which is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes-Merton assumptions such as stock price volatility and expected option terms, as well as expected option forfeiture rates. There is little experience or guidance with respect to developing these assumptions and models. SFAS No. 123R requires the recognition of the fair value of stock compensation in net income (loss). Refer to Note 2 — Stock-Based Compensation in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends, and the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts were to be understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of March 31, 2008, two customers represented 47% and 36% of our gross accounts receivable balance. As of December 31, 2007, three customers represented 38%, 30% and 10% of our gross accounts receivable balance.

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

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue
	Three Months Ended March 31,
	2008	2007
Revenue:
Product	22%	52%
Licensing	13	10
Services, maintenance and support	65	38
Total revenue	100	100
Costs and Expenses:
Cost of product revenue	31	31
Cost of services, maintenance and support revenue	45	28
Income from settlement and patent licensing	(92)	(546)
Research and development	161	69
Sales and marketing	115	62
General and administrative	163	270
Total costs and expenses	423	(86)
(Loss) income from operations	(323)	186
Other (expense) income:
Interest income	4	4
Other expense, net	(7)	(2)
Total other (expense) income, net	(3)	2
Net (loss) income	(326)%	188%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Revenue

Total revenue decreased by $1.2 million or 52%, to $1.2 million for the three month period ended March 31, 2008, from $2.4 million for the three months ended March 31, 2007. The decrease was due primarily the lack of new customers and delayed spending from existing enterprise customers during the three months ended March 31, 2008 compared to $1.3 million in new product revenue during the same period in 2007.

    Product revenue decreased by $1.0 million or 80%, to $249,000 for the three months ended March 31, 2008, from $1.3 million for the three months ended March 31, 2007. The decrease was due to lower new customer revenue in the three month period ended March 31, 2008, as compared to the same period in 2007.

    Licensing revenue, relating to the licensing of our patent portfolio, decreased by $78,000, or 34%, to $154,000 for the three months ended March 31, 2008, from $232,000 for the three months ended March 31, 2007 due primarily to a decrease in royalty revenues from a licensee.

    Services, maintenance and support revenue, which includes our installation services, funded software development and maintenance and support, decreased by $154,000, or 17%, to $748,000 for three months ended March 31, 2008, from $902,000 for the three months ended March 31, 2007 due primarily to a decrease in revenue from funded software development projects.

For the three months ended March 31, 2008, revenue from three customers accounted for 87% of total revenue compared to 69% for the three months ended March 31, 2007, each of whom accounted for greater than 10% of total revenue.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and Expenses

Cost of product revenue. Cost of product revenue decreased by $370,000, or 51%, to $359,000 for the three months ended March 31, 2008, from $729,000 for the three months ended March 31, 2007. This decrease in cost of product revenue was primarily due to the decrease in product revenue.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue decreased by $157,000, or 23%, to $519,000 for the three months ended March 31, 2008, from $676,000 for the three months ended March 31, 2007. The decrease was primarily due to a decrease in personnel and personnel-related expenses during the quarter ended March 31, 2008, caused by no allocation of labor costs to a funded software project during the quarter ended March 31, 2008 compared a similar allocation during the quarter ended March 31, 2007.

Income from settlement and patent licensing.  Income from settlement and patent licensing decreased by $12.0 million, or 92% to $1.1 million for the three month period ended March 31, 2008, from $13.1 million for the three month period ended March 31, 2007. The decrease was due to the settlement and patent license agreement entered into with Tandberg ASA and its subsidiaries in February 2007, which resulted in a cash payment to us of $12.0 million. No similar transaction occurred in the three months ended March 31, 2008.  Income from settlement and patent licensing for the three months ended March 31, 2008 and 2007 also reflects the amortization in each period of $1.1 million of the $21.1 million in net proceeds from our November 2004 settlement and cross-license agreement with Polycom, Inc., which is being recognized over a five year period beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses increased by $194,000, or 12%, to $1.9 million for the three months ended March 31, 2008 from $1.7 million for the three months ended March 31, 2007.  This increase was primarily due to no allocation of engineering employee expenses to cost of services associated with a funded software projects during the quarter ended March 31, 2008, compared to similar allocations in the quarter ended March 31, 2007, and due to severance charges due to eliminated personnel positions during the three months ended March 31, 2008, partially offset by decreased stock-based compensation of $141,000 and decreased external labor expense.  The decrease in stock-based compensation was primarily due to an increase in the forfeiture rate input to calculating the stock-based expense under SFAS 123R, which causes a current period expense credit.

Sales and marketing. Sales and marketing expenses decreased by $160,000, or 11%, to $1.3 million for the three months ended March 31, 2008 from $1.5 million for the three months ended March 31, 2007.  This decrease was primarily due to decreased stock-based compensation of $221,000.

General and administrative. General and administrative expenses decreased by $4.6 million or 71% to $1.9 million for the three months ended March 31, 2008 from $6.5 million for the three months ended March 31, 2007. This decrease was primarily due to litigation expense of $4.5 million in 2007, including $3.8 million of contingent fees associated with the settlement of our litigation against Tandberg ASA and its subsidiaries for patent infringement.

Other Income

Interest income, decreased by $67,000, or 59%, to $46,000 for the three months ended March 31, 2008, from $113,000 for the three months ended March 31, 2007. The decrease was due to lower interest income due to both a decrease in interest rates and the average outstanding balance of investments that earn interest in the three months ended March 31, 2008 compared to the same period in 2007.

Other expense, net, increased by $30,000, or 55%, to $85,000 for the three months ended March 31, 2008, from $55,000 for the three months ended March 31, 2007. The increase was due to higher interest expense due to a higher outstanding balance of debt outstanding during the three months ended March 31, 2008 compared to the same period in 2007.

Liquidity and Capital Resources

We had cash and cash equivalents of $6.0 million as of March 31, 2008, and cash, cash equivalents and short-term investments of $4.9 million as of December 31, 2007. For the three months ended March 31, 2008, we had a net decrease in cash, cash equivalents and short-term investments of $1.1 million. The net cash used by operations of $4.8 million resulted primarily from the net loss of $3.8 million, a decrease in deferred income from settlement and patent licensing of $1.4 million, a decrease in account payable of $325,000 offset by an increase in accrued liabilities and other of $450,000, a decrease in deferred settlement and patent licensing costs of $318,000 and non-cash expenses of $288,000.  The net cash provided by investing activities of $764,000 was primarily due to the purchase of maturities of short-term investments of $799,000.  The net cash provided by financing activities of $6.0 million related primarily to $7.0 million in proceeds from the issuance of debt less payments made on our line of credit of $1.1 million.

At March 31, 2008, we had open purchase orders and other contractual obligations of approximately $683,000, primarily related to inventory purchase commitments. We also have commitments that consist of obligations under our operating leases. These purchase order commitments and contractual obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due. A table summarizing our minimum purchase commitments to our contract manufacturers and our minimum commitments under non-cancelable operating leases as of December 31, 2007 is included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008. No material changes have occurred in our contractual commitments from December 31, 2007 through March 31, 2008.

As of March 31, 2008, we had no material off-balance sheet arrangements other than the operating leases described in the contractual obligations table referenced above.   We enter into indemnification provisions under agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our agreements with investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of March 31, 2008, we have not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and therefore, we have no liabilities recorded for these agreements as of March 31, 2008.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities and responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.  We adopted SFAS 157 prospectively on January 1, 2008.  The adoption of SFAS 157 did not have any impact on our financial position or results of operations.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159). The standard provides entities with the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements.  We adopted SFAS 159 prospectively on January 1, 2008.  The adoption of SFAS 159 did not have any impact on our financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), to partially defer SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of adopting the provisions of FSP 157-2.

Item 4T. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We recorded a net loss of $3.8 million for the three months ended March 31, 2008, a net loss of $2.9 million for fiscal year 2007, and a net loss of $8.1 million for fiscal year 2006. As of March 31, 2008, our accumulated deficit was $110 million. Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses, which have been reduced recently, may increase as we continue to develop our business and pursue licensing opportunities. As a result, to become profitable, we will need to increase our revenue and income from settlement and patent licensing by increasing sales to existing customers and by attracting additional new customers and licensees. If our expenses increase more rapidly than our revenue, we may not become or remain profitable. Due to the volatility of our product and licensing revenue and our income from settlement and patent licensing activities, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis. If we fail to achieve or to maintain profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available on acceptable terms, could cause our business to suffer.

We may need to arrange for the availability of additional funding in order to meet our future business requirements. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.  We have in the past and may in the future reduce our expenditures on research and development and significantly reduce our employee headcount in order to better align our expenditures with our available resources.  Any such reductions may adversely affect our ability to maintain or grow our business.

We are in the process of implementing changes in our organizational structure, sales, marketing and distribution strategies, licensing efforts and strategic direction, which, if unsuccessful, could adversely affect our business and results of operations.

In July 2007, Simon Moss was appointed as President of the products division of our company.  In September 2007, William Campbell resigned from the position of Chief Operating Officer, and in November 2007, we announced that Gerald Burnett was resigning from his position as our Chief Executive Officer effective January 1, 2008 and would be replaced in that position by Simon Moss.  In addition, during the second half of 2007 and the three months ended March 31, 2008, we implemented a number of other management changes.   In September 2007, we announced an intensive set of corporate initiatives aimed at increasing our product sales, expanding our customer deployments and support, improving our corporate efficiency and increasing our development capacity.  The components of this initiative included:

•
Supplementing our position in the financial services vertical by expanding our market focus to additional verticals with complex business problems, where our collaboration products can help global organizations speed business processes, save costs and reduce their carbon footprints;

•	Implementing aggressive cost control measures including a reduction in our employees from an average of 88 in 2007 to approximately 61 at March 31, 2008; and

•	Pursuing multiple distribution, services and technology licensing partners.

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

On November 16, 2007, we received a deficiency letter from The NASDAQ Stock Market indicating that we do not comply with Marketplace Rule 4310(c)(3), which requires that we have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 in market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  The NASDAQ staff noted that the market value of our listed securities had been below the minimum $35,000,000 for the previous 10 consecutive trading days.  On March 20, 2008, we received notification from the NASDAQ Hearings Panel that we had regained compliance with the continued listing standards of The NASDAQ Stock Market, but would be subject to an additional compliance monitoring period through June 1, 2008.  In its determination, the Panel noted that if at any time before June 1, 2008, the market value of our securities falls below the required minimum of $35 million for 30 consecutive trading days, the Panel will promptly conduct a hearing with respect to such failure and our securities would be subject to immediate delisting. Failure to comply with any other continued listing requirement would be subject to standard notice, hearing and restoration periods.

On April 18, 2008, we received a deficiency letter from The NASDAQ Stock Market indicating that Avistar does not comply with Marketplace Rule 4310(c)(4), which requires the Company to have a minimum bid price of $1.00 for continued listing.  The NASDAQ Staff noted that for the 30 consecutive business days prior to the date of its letter, the bid price of Avistar’s common stock closed below $1.00 per share.  We have been provided 180 calendar days, or until October 15, 2008, to regain compliance.

If we are unable to regain compliance by October 15, 2008, the NASDAQ Staff will determine whether we meet The NASDAQ Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement.   If we meet such initial listing requirements, the NASDAQ Staff may grant an additional 180 day compliance period.  However, if we are unable to meet such requirements, the NASDAQ Staff will provide written notification that our securities are subject to delisting.  At such time, we may be permitted to appeal the NASDAQ Staff’s determination to delist our securities to a Listing Qualifications Panel.

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

If our revenue and results of operations are below the expectations of public market securities analysts or investors, then significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies, and which often are unrelated and disproportionate to the operating performance of specific companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 63% of our common stock as of March 31, 2008. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

Our market is in the early stages of development, and our system may not be widely accepted.

Our ability to achieve profitability depends in part on the widespread adoption of networked video communications systems and the sale and adoption of our video system in particular, either as a separate solution or as a technology integrated into a unified communications platform. If the market for our system and technology fails to grow or grows more slowly than we anticipate, we may not be able to increase revenue or achieve profitability. The market for our system is relatively new and evolving. We have to devote substantial resources to educating prospective customers about the uses and benefits of our system. Our efforts to educate potential customers may not result in our system achieving broad market acceptance. In addition, businesses that have invested or may invest substantial resources in other video products may be reluctant or slow to adopt our system. Consequently, the conversion from traditional methods of communication to the extensive use of networked video and unified communications may not occur as rapidly as we wish.

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

Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its utilization and resultant value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Product revenue generated from follow-on orders accounted for approximately 99%, and 95% of our product revenue for the three months ended March 31, 2008 and 2007, respectively. Our future product revenue depends on the adoption of our products by new customers and successful generation of follow-on orders as the Avistar network expands within a customer’s organization. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

Because we depend on a few customers for a majority of our product revenue, services revenue, and income from settlement and patent licensing, the loss of one or more of them could cause a significant decrease in our operating results.

To date, a significant portion of our revenue and income from settlement and patent licensing has resulted from sales or licenses to a limited number of customers, particularly Deutsche Bank AG, UBS AG, Polycom, Inc., Sony and SCEI and their affiliates.  Collectively, Deutsche Bank AG, UBS AG, Polycom, Inc., Sony Corporation, and their affiliates accounted for approximately 93% of combined revenues and income from settlement and patent licensing for the three months ended March 31, 2008. As of March 31, 2008, approximately 83% of our gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2007, approximately 78% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable.

The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could cause our revenue to decline and our losses to increase.  For example, income from settlement and licensing activities from Tandberg, which was $12.0 million in the first quarter of 2007, was a one-time payment. Additionally, we expect to complete the amortization of the Polycom, Inc. proceeds in 2009. If we are unable to license our patent portfolio to additional parties on terms equal to or better than our agreements with Polycom, Inc. and Tandberg, our licensing revenue and our income from settlement and licensing will decline, which could cause our losses to increase. We currently depend on a limited number of customers with lengthy budgeting cycles and unpredictable buying patterns, and as a result, our revenue from quarter-to-quarter or year-to-year may be volatile. Adverse changes in our revenue or operating results as a result of these budgeting cycles or any other reduction in capital expenditures by our large customers could substantially reduce the trading price of our common stock.

We may not be able to modify and improve our products in a timely and cost effective manner to respond to technological change and customer demands.

Future hardware and software platforms embodying new technologies and the emergence of new industry standards and customer requirements could render our system non-competitive or even obsolete.  Additionally, communication and collaboration products and technologies are moving towards integrated platforms characterized as unified communications. The market for our system reflects:

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

We generally recognize initial product and installation revenue upon the installation of our system in those cases where we are responsible for installation, which often entails working with sophisticated software and computing and communications systems. If we experience difficulties with installations or do not meet deadlines due to delays caused by our customers or ourselves, we could be required to devote more customer support, technical and other resources to a particular installation. If we encounter delays in installing our products for new or existing customers, or installation requires significant amounts of our professional services support, our revenue recognition could be delayed, our costs could increase and our margins could suffer.

Competition could reduce our market share and decrease our revenue.

The market in which we operate is highly competitive. In addition, because our industry is relatively new and is characterized by rapid technological change, evolving user needs, developing industry standards and protocols and the introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market. Currently, our competition comes from many other kinds of companies, including communication equipment, integrated solution, broadcast video and stand-alone “point solution” providers. Within the video-enabled network communications market, we compete primarily against Polycom, Inc., Tandberg ASA, Sony Corporation, Apple Inc., Radvision Ltd. and Emblaze-VCON Ltd.  Many of these companies, including Polycom, Inc., Tandberg, Sony, Radvision and Emblaze-VCON have acquired rights to use our patented technology through licensing agreements with us, which, in some cases, include rights to use future patents filed by us.  With increasing interest in the power of video collaboration and the establishment of communities of users, we believe we face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Inc., Avaya, Inc., Microsoft Corporation and Nortel Networks Corporation that enable web-based or network-based video communications with low-cost digital camera systems.

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

The international economic slowdown and the downturn in the investment banking industry that began in 2000 and continued for a number of years to negatively affect our business, and a reoccurrence of a difficult economic environment may do so in the future. During the previous economic downturn, the investment banking industry suffered a sharp decline, which caused many of our existing and potential customers to cancel or delay orders for our products. The U.S. economy may slow, and our customers and potential customers may delay ordering our products, and we could fall short of our revenue expectations for 2008 and beyond. Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had, and could in the future have, a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

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

On February 25, 2008 we announced that Microsoft Corporation had filed requests for re-examination of our 29 U.S. patents.  Subsequently, Microsoft also filed requests for re-examination of the remaining 5 U.S. patents.  Some of the re-examination requests were initially rejected by the USPTO on procedural grounds. If all procedural flaws are corrected, the USPTO has approximately two months to decide whether to grant the requests and engage in a formal re-examination. Patent re-examination, if undertaken by the USPTO, could take between six months and two years.  In addition, we have elected to withdraw and re-submit for examination seven about-to-issue patent applications. This will give the USPTO the opportunity to evaluate Microsoft’s re-examination documents in the context of these applications as well.  We believe that our U.S. patents are valid and we intend to defend our patents through any re-examination process.  However, the re-examination of patents by the USPTO is a time consuming and expensive process in which the ultimate outcome is uncertain.   If the USPTO elects to re-examine some or all of our U.S. patents, we will be required to spend substantial time and resources defending our patents, including the fees and expenses of our legal advisors.  The re-examination of some or all of our U.S. patents, if granted by the USPTO, may adversely impact our licensing negotiations in process, our financial condition, and results of operations and may require us to seek additional financing to fund our operations and defense of our patents.  We may also enter into contingency arrangements with investors, legal counsel or other advisors that would give such parties a significant portion of any future licensing and settlement amounts we derive from our patent portfolio.  If the USPTO elects to re-examine our U.S. patents and determines that some or all of such patents should not be affirmed, our business, financial condition and future licensing prospects may be materially and adversely affected.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We have been party to such litigation in the past and may be again in the future. The prosecution and defense of such lawsuits would require us to expend significant financial and managerial resources, and therefore may have a material negative impact on our financial position and results of operations. The duration and ultimate outcome of these proceedings are uncertain. We may be a party to additional litigation in the future to protect our intellectual property, or as a result of an alleged infringement of the intellectual property of others. These claims and any resulting lawsuit could subject us to significant liability for damages and invalidation of our proprietary rights. In addition, the validity of our patents has been challenged in the past and may be challenged in the future through re-examination requests or other means. These lawsuits or challenges of our patents legitimacy in the US or foreign patent offices, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

We do not have long-term supply contracts with most of our manufacturers and suppliers. If these manufacturers or suppliers cease to provide us with the assistance or the components necessary for the operation of our business, we may not be able to identify alternate sources in a timely fashion. Any transition to alternate manufacturers or suppliers would likely result in operational problems and increased expenses, and could cause delays in the shipment of or otherwise limit our ability to provide some of our products. We cannot assure you that we would be able to enter into agreements with new manufacturers or suppliers on commercially reasonable terms, or at all. Any disruption in product flow may limit our revenue, delay our product development, seriously harm our competitive position and/or result in additional costs or cancellation of orders by our customers. While we are seeking to reduce the hardware elements of our product offering, we may not be successful in reducing our dependencies on specialized hardware manufacturers.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 52% of total revenues for the three months ended March 31, 2008 and 2007.  International revenue comprised 72% and 75% of total revenues for the years ended December 31, 2007 and 2006, respectively. Some of the risks we may encounter in conducting international business activities include the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On January 1, 2008, Simon Moss succeeded Dr. Gerald J. Burnett as Chief Executive Officer of Avistar.  Dr. Burnett will continue in his role as Chairman of the Board of Directors of Avistar.

On November 16, 2007, we received a deficiency letter from The NASDAQ Stock Market indicating that we do not comply with Marketplace Rule 4310(c)(3), which requires that we have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 in market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  The NASDAQ Staff noted that the market value of our listed securities had been below the minimum $35,000,000 for the previous 10 consecutive trading days.  On March 20, 2008, we received notification from the NASDAQ Hearings Panel that we had regained compliance with the continued listing standards of The NASDAQ Stock Market, but would be subject to an additional compliance monitoring period through June 1, 2008.  In its determination, the Panel noted that if at any time before June 1, 2008, the market value of our securities falls below the required minimum of $35 million for 30 consecutive trading days, the Panel will promptly conduct a hearing with respect to such failure and our securities would be subject to delisting. Failure to comply with any other continued listing requirement would be subject to standard notice, hearing and restoration periods.

On April 18, 2008, we received a deficiency letter from The NASDAQ Stock Market indicating that Avistar does not comply with Marketplace Rule 4310(c)(4), which requires the Company to have a minimum bid price of $1.00 for continued listing.  The NASDAQ Staff noted that for the 30 consecutive business days prior to the date of its letter, the bid price of Avistar’s common stock closed below $1.00 per share.  We have been provided 180 calendar days, or until October 15, 2008, to regain compliance.

If we are unable to regain compliance by October 15, 2008, the NASDAQ Staff will determine whether we meet The NASDAQ Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement.   If we meet such initial listing requirements, the NASDAQ Staff may grant an additional 180 day compliance period.  However, if we are unable to meet such requirements, the NASDAQ Staff will provide written notification that our securities are subject to delisting.  At such time, we may be permitted to appeal the NASDAQ Staff’s determination to delist our securities to a Listing Qualifications Panel.

Item 6. Exhibits

Exhibit No.	Description

10.21*	Convertible Note Purchase Agreement among the Company and the Purchasers named therein dated January 4, 2008

10.22*	Security Agreement among the Company, Baldwin Enterprises, Inc., as Collateral Agent, and the Purchasers named therein dated January 4, 2008

10.23*	Form of 4.5% Convertible Subordinated Secured Note Due 2010

10.24*	Inter-creditor Agreement among the Purchasers of the 4.5% Convertible Subordinated Secured Notes Due 2010 dated January 4, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed on January 9, 2008, as an exhibit to the Registrant’s Current Report on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May 2008.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ SIMON MOSS
Simon Moss
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ROBERT J. HABIG
Robert J. Habig
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.21*	Convertible Note Purchase Agreement among the Company and the Purchasers named therein dated January 4, 2008

10.22*	Security Agreement among the Company, Baldwin Enterprises, Inc., as Collateral Agent, and the Purchasers named therein dated January 4, 2008

10.23*	Form of 4.5% Convertible Subordinated Secured Note Due 2010

10.24*	Inter-creditor Agreement among the Purchasers of the 4.5% Convertible Subordinated Secured Notes Due 2010 dated January 4, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed on January 9, 2008, as an exhibit to the Registrant’s Current Report on Form 8-K