Form 10-Q
period 2008-06-30
AVISTAR COMMUNICATIONS CORP
filed 2008-07-31
CIK 1111632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
(Address of Principal Executive Office) (Zip Code)

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

Yes  ☐       No  ☒

At July 17, 2008, 34,547,139 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

`PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

as of June 30, 2008 and December 31, 2007

(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,747	$4,077
Short-term investments	—	799
Total cash, cash equivalents and short-term investments	5,747	4,876
Accounts receivable, net of allowance for doubtful accounts of $21 and $24 at June 30, 2008 and December 31, 2007, respectively	1,115	1,385
Inventories	458	428
Deferred settlement and patent licensing costs	1,256	1,256
Prepaid expenses and other current assets	394	462
Total current assets	8,970	8,407
Property and equipment, net	526	767
Long-term deferred settlement and patent licensing costs	481	1,117
Other assets	205	286
Total assets	$10,182	$10,577

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Line of credit	$7,000	$5,100
Accounts payable	581	1,287
Deferred income from settlement and patent licensing	5,520	5,520
Deferred services revenue and customer deposits	1,302	2,231
Accrued liabilities and other	1,591	1,451
Total current liabilities	15,994	15,589
Long-term liabilities:
Long-term convertible debt	7,000	—
Long-term deferred income from settlement and patent licensing	1,987	4,814
Total liabilities	24,981	20,403
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at June 30, 2008 and December 31, 2007; 35,730,014 and 35,678,807 shares issued including treasury shares at June 30, 2008 and December 31, 2007, respectively	36	36
Less: treasury common stock, 1,182,875 shares at June 30, 2008 and December 31, 2007, at cost	(53)	(53)
Additional paid-in-capital	96,331	95,925
Accumulated deficit	(111,113)	(105,734)
Total stockholders’ equity (deficit)	(14,799)	(9,826)
Total liabilities and stockholders’ equity (deficit)	$10,182	$10,577

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended June 30, 2008 and 2007

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue:
Product	$553	$704	$802	$1,962
Licensing	153	4,321	307	4,553
Services, maintenance and support	1,084	873	1,832	1,775
Total revenue	1,790	5,898	2,941	8,290
Costs and Expenses:
Cost of product revenue*	565	711	924	1,440
Cost of services, maintenance and support revenue*	603	571	1,122	1,247
Income from settlement and patent licensing	(1,057)	(1,057)	(2,114)	(14,114)
Research and development*	959	1,840	2,810	3,497
Sales and marketing*	789	1,547	2,118	3,036
General and administrative*	1,436	1,948	3,314	8,411
Total costs and expenses	3,295	5,560	8,174	3,517
(Loss) income from operations	(1,505)	338	(5,233)	4,773
Other (Expense) income:
Interest income	21	101	67	214
Other (expense) income, net	(128)	(51)	(213)	(106)
Total other (expense) income, net	(107)	50	(146)	108
Net (loss) income	$(1,612)	$388	$(5,379)	$4,881

Net (loss) income per share - basic and diluted	$(0.05)	$0.01	$(0.16)	$0.14
Weighted Average Shares Used in Calculating:
Basic net (loss) income per share	34,547	34,230	34,538	34,166
Diluted net (loss) income per share	34,547	35,008	34,538	35,072

*Including Stock Based Compensation of:
Cost of product, services, maintenance and support revenue	$19	$53	$26	$113
Research and development	88	180	151	384
Sales and marketing	(60)	108	(96)	293
General and administrative	156	235	269	468

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2008 and 2007

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2008	2007
	(unaudited)
Cash Flows from Operating Activities:
Net (loss) income	$(5,379)	$4,881
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	268	148
Stock based compensation for options issued to consultants and employees	350	1,258
Provision for doubtful accounts	(3)	2
Changes in assets and liabilities:
Accounts receivable	273	305
Inventories	(30)	153
Prepaid expenses and other current assets	68	81
Deferred settlement and patent licensing costs	636	637
Other assets	81	(2)
Accounts payable	(706)	(440)
Deferred income from settlement and patent licensing and other	(2,827)	(2,744)
Deferred services revenue and customer deposits	(929)	(1,118)
Accrued liabilities and other	140	(698)
Net cash (used in) provided by operating activities	(8,058)	2,463

Cash Flows from Investing Activities:
Maturities of short-term investments	799	—
Sale of property and equipment	8	—
Purchase of property and equipment	(35)	(475)
Net cash provided by (used in) investing activities	772	(475)

Cash Flows from Financing Activities:
Line of credit payments	(5,100)	—
Borrowings on line of credit	7,000	—
Proceeds from debt issuance	7,000	—
Net proceeds from issuance of common stock	56	296
Net cash provided by financing activities	8,956	296
Net increase (decrease) in cash and cash equivalents	1,670	2,284
Cash and cash equivalents, beginning of period	4,077	7,854
Cash and cash equivalents, end of period	$5,747	$10,138

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

        Our principal executive office is located at 1875 South Grant Street, 10th Floor, San Mateo, California, 94402. Our telephone number is (650) 525-3300. Our trademarks include Avistar and the Avistar logo, AvistarVOS, Shareboard, vBrief and The Enterprise Video Company. This Quarterly Report on Form 10-Q also includes our and other organizations’ product names, trade names and trademarks. Our corporate website is www.avistar.com.

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

Basis of Presentation

The unaudited condensed consolidated balance sheet as of June 30, 2008, the unaudited condensed consolidated results of operations for the three and six months ended June 30, 2008 and 2007 and the unaudited condensed consolidated cash flows for the six months ended June 30, 2008 and 2007 present the consolidated financial position of Avistar and ASUK after the elimination of all intercompany accounts and transactions. The unaudited condensed consolidated balance sheet of Avistar as of December 31, 2007 was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and footnote disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the SEC.  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. All gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations and have not been material.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated annual losses since inception and had an accumulated deficit of $111 million as of June 30, 2008. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, the timing of new product announcements by the Company or its competitors, and the timing of the Company’s licensing and settlement activities.

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. The Company was not invested in any auction rate securities on June 30, 2008. Investment securities held with intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at June 30, 2008 and December 31, 2007 consisted of money market funds and short-term commercial paper with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

The Company accounts for its short-term and long-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company reviews the securities for impairments, considering current factors including the economic environment, market conditions, and the operational performance and other specific factors relating to the businesses underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security using the specific identification method. The Company did not have any short or long-term investments at June 30, 2008. The Company had no net unrealized losses on its short-term investment securities at December 31, 2007.

See Note 3 for further information on fair value.

Cash, cash equivalents and short-term investments consisted of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
	(Unaudited)
Cash and cash equivalents:
Cash and money market funds	$749	$740
Commercial paper cash equivalents	4,998	3,337
Total cash and cash equivalents	5,747	4,077
Short-term investments:
Short-term investments (average 27 remaining days to maturity on December 31, 2007)	—	799
Total cash, cash equivalents and short-term investments	$5,747	$4,876

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s revenues for the three and six months ended June 30, 2008 and 2007. Revenues to these customers as a percentage of total revenues were as follows for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Customer A	*%	68%	*%	48%
Customer B	14%	11%	17%	16%
Customer C	69%	10%	63%	16%
Customer D	*%	*%	10%	*%

* Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of June 30, 2008, the Company had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities, primarily in the financial services industry. As of June 30, 2008, approximately 86% of gross accounts receivable were concentrated with two customers, each of whom represented more than 10% of the Company’s total gross accounts receivable balance. As of December 31, 2007, approximately 78% of accounts receivable were concentrated with three customers, each of whom represented more than 10% of the Company’s total gross accounts receivable balance. No other customer individually accounted for greater than 10% of total accounts receivable as of June 30, 2008 and December 31, 2007.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
	(Unaudited)
Raw materials and subassemblies	$21	$25
Finished goods	437	403
Total Inventories	$458	$428

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

        Payment for product is due upon shipment, subject to specific payment terms. Payment for installation and professional services is due upon providing the services, subject to specific payment terms. Reimbursements received for out-of-pocket expenses incurred during installation and support services and shipping costs, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.

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

        The Company recognizes revenue from the licensing of its intellectual property portfolio according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to the Company’s intellectual property is granted after the commencement of litigation proceedings between the Company and the licensee, the proceeds of such transaction are recognized as licensing revenue only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues consistent with Financial Accounting Standards Board (FASB) Concepts Statement No. 6, Elements of Financial Statements (CON 6). As of June 30, 2008, these criteria for recognizing license revenue following the commencement of litigation had not been met.

        In July 2006, Avistar entered into a Patent License Agreement with Sony Corporation (Sony) and Sony Computer Entertainment, Inc. (SCEI). Under the license agreement, Avistar granted Sony and its subsidiaries, including SCEI, a license to all of the Company’s patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. The license covers Sony’s video conferencing apparatus as well as other products, including video-enabled personal computer products and certain SCEI PlayStation products. Future royalties under this license are being recognized as estimated royalty-based sales occur in accordance with SOP 97-2.  The Company uses historical and forward looking sales forecasts provided by SCEI and third party sources, in conjunction with actual royalty reports provided periodically by SCEI directly to the Company, to develop an estimate of royalties recognized for each quarterly reporting period.  The royalty reporting directly from SCEI to the Company is delayed beyond the period in which the actual royalties are generated, and thus the estimate of current period royalties requires significant management judgment and is subject to corrections in a future period once actual royalties become known.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment (SFAS 123R), which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The effect of recording stock-based compensation for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Stock-based compensation expense by type of award:
Employee stock options	$ 193	$ 503	$ 347	$ 1,139
Non-employee stock options	3	43	6	59
Employee stock purchase plan	7	30	(3)	60
Total stock-based compensation	203	576	350	1,258
Tax effect of stock-based compensation	—	—	—	—
Net effect of stock-based compensation on net income (loss)	$ 203	$ 576	$ 350	$ 1,258

As of June 30, 2008, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $6.4 million before estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 13% for its executive options and 31% for non-executive options. Accordingly, as of June 30, 2008, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $1.8 million, and therefore, the unrecognized stock-based compensation balance related to stock options was adjusted to approximately $4.6 million after estimated forfeitures.  This net amount will be recognized over an estimated weighted average amortization period of 2.5 years. During the three months ended June 30, 2008 and 2007, the Company granted 1,904,818 and 1,231,500 stock options with an estimated total grant-date fair value of $876,000 and $1.8 million, respectively. During the six months ended June 30, 2008 and 2007, the Company granted 2,403,318 and 1,519,500 stock options with an estimated total grant-date fair value of $1.2 million and $2.3 million, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted during the three and six months ended June 30, 2008 and 2007 using a Black-Scholes-Merton valuation model, consistent with the provisions of SFAS 123R and SEC Staff Accounting Bulletin (SAB) No. 107 (SAB 107). The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following weighted-average of the assumptions of both the three and six month periods ended June 30, 2008 and 2007:

Employee Stock Option Plan

	Three and Six Months Ended
	June 30, 2008	June 30, 2007
Expected dividend	—%	— %
Average risk-free interest rate	2.3%	4.7%
Expected volatility	114%	136%
Expected term (years)	2.4	6.1

Employee Stock Purchase Plan

	Three and Six Months Ended
	June 30, 2008	June 30, 2007
Expected dividend	—%	—%
Average risk-free interest rate	2.3%	5.1%
Expected volatility	176%	96%
Expected term (months)	6.0	6.0

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve, and represent the yields on actively traded treasury securities for terms that approximate the expected term of the options. Expected volatility is based on the historical volatility of the Company’s common stock over a period consistent with the expected term of the stock-option. The expected term calculation is based on an average prescribed by SAB 107, based on the weighted average of the vesting periods, which is generally one quarter vesting after one year and one sixteenth vesting quarterly for twelve quarters, and adding the term of the option, which is generally ten years, and dividing by two. The Company uses this method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited number of exercises that have occurred over the previous eight years during which its equity shares have been publicly traded. In April 2008, the Company granted 1.9 million options to employees, with one third vesting after six months and the remaining two thirds vesting monthly thereafter until the entire grant is fully vested after 20 months.  These options have a 3 year contractual term, with the expected term calculation also based on an average prescribed by SAB 107.

3. Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

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

In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of June 30, 2008 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$ 84	$ 84	$ —	$ —
Commercial paper	4,998	—	4,998	—
Total cash equivalents	$ 5,082	$ 84	$ 4,998	$ —

4. Related Party Transactions

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), served as a director of the Company from February 2001 until June 2007. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During the three and six months ended June 30, 2007, payments of approximately $29,000, and $86,000 were made to WSGR for legal services provided to the Company, respectively.

On January 4, 2008, Avistar issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes, which are due in 2010 (the Notes). The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, Simon Moss, R. Stephen Heinrichs, William Campbell, and Craig Heimark, officer Darren Innes, and WS Investment Company, a fund associated with WSGR.

5. Net (Loss) Income Per Share

Basic and diluted net (loss) income per share of common stock is presented in conformity with SFAS No. 128 (SFAS 128), Earnings Per Share, for all periods presented.

In accordance with SFAS 128, basic net (loss) income per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net (loss) income per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company excluded all outstanding stock options from the calculation of diluted net loss per share for the three and six months ended June 30, 2008, because all such securities are anti-dilutive (owing to the fact that the Company was in a loss position during the time period). Accordingly, diluted net loss per share is equal to basic net loss per share for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, due to the Company’s net income for the period, the Company included the net effect of the weighted average number of shares and dilutive potential common shares outstanding during the period in the calculation of diluted net income per share.

The following table set forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Numerator:
Net income (loss)	$ (1,612)	$ 388	$ (5,379)	$ 4,881
Denominator:
Basic weighted average shares outstanding	34,547	34,230	34,538	34,166
Add: dilutive employee and non employee stock options	—	778	—	906
Diluted weighted average shares outstanding	34,547	35,008	34,538	35,072
Basic and diluted net income (loss) per share	$ (0.05)	$ 0.01	$ (0.16)	$ 0.14

Due to the net loss position in the three months and six months ended June 30, 2008, the total number of potential common shares excluded from the calculation of diluted net loss per share for the period was 304,335 and 300,736 respectively.

6. Income Taxes

Income taxes are accounted for using an asset and liability approach in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109), which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements. The measurement of current and deferred tax liabilities and assets are based on the provisions of enacted tax law. The effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions according to the provisions of FASB Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).   FIN 48 contains a two-step approach for recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it’s probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  No material changes have occurred in the Company’s tax positions taken as of December 31, 2007 during the six months ended June 30, 2008.

As of December 31, 2007, the Company’s unrecognized tax benefits totaled $24.8 million.

7. Segment Reporting

Disclosure of segments is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (products division) and (2) the prosecution, maintenance, support and licensing of the Company’s intellectual property and technology, some of which is used in the Company’s products (intellectual property division). Service revenue relates mainly to the maintenance, support, training, software development and installation of products, and is included in the products division for purposes of reporting and decision-making. The products division also engages in corporate functions, and provides financing and services to its intellectual property division. The Company’s chief operating decision-maker, its Chief Executive Officer (CEO), monitors the Company’s operations based upon the information reflected in the following table (in thousands). The table includes a reconciliation of the revenue and expense classification used by the  CEO with the revenue, other income and expenses reported in the Company’s condensed consolidated financial statements included elsewhere herein. The reconciliation for the revenue category reflects the fact that the CEO views activity recorded in the account “income from settlement and patent licensing” as revenue within the intellectual property division.

	Intellectual Property Division	Products Division	Reconciliation	Total
Three Months Ended June 30, 2008 (unaudited)
Revenue	$1,210	$1,637	$(1,057)	$1,790
Depreciation expense	—	(137)	—	(137)
Total costs and expenses	(558)	(3,794)	1,057	(3,295)
Interest income	—	21	—	21
Interest expense	—	(128)	—	(128)
Net income (loss)	652	(2,264)	—	(1,612)
Assets	2,138	8,044	—	10,182
Three Months Ended June 30, 2007 (unaudited)
Revenue	$5,298	$1,657	$(1,057)	$5,898
Depreciation expense	—	(98)	—	(98)
Total costs and expenses	(765)	(5,852)	1,057	(5,560)
Interest income	—	101	—	101
Interest expense	—	(51)	—	(51)
Net income (loss)	4,533	(4,145)	—	388
Assets	3,624	12,510	—	16,134
Six Months Ended June 30, 2008 (unaudited)
Revenue	$2,421	$2,634	$(2,114)	$2,941
Depreciation expense	—	(268)	—	(268)
Total costs and expenses	(1,329)	(8,959)	2,114	(8,174)
Interest income	—	67	—	67
Interest expense	—	(213)	—	(213)
Net income (loss)	1,092	(6,471)	—	(5,379)
Assets	2,138	8,044	—	10,182
Six Months Ended June 30, 2007 (unaudited)
Revenue	$18,587	$3,817	$(14,114)	$8,290
Depreciation expense	—	(148)	—	(148)
Total costs and expenses	(5,920)	(11,711)	14,114	(3,517)
Interest income	—	214	—	214
Interest expense	—	(106)	—	(106)
Net income (loss)	12,667	(7,786)	—	4,881
Assets	3,624	12,510	—	16,134

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 52% and 89% of total revenues for the three months ended June 30, 2008 and 2007, respectively, and 52% and 78% of total revenues for the six months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008 and 2007, international revenues from customers in the United Kingdom accounted for 19% and 74% of total product and services revenue, respectively, and 24% and 55% for the six months ended June 30, 2008 and 2007, respectively. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

8. Notes Payable

        On January 4, 2008, Avistar issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes (Notes). The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, R. Stephen Heinrichs, William Campbell, Simon Moss and Craig Heimark, officer Darren Innes, and WS Investment Company (collectively, the Purchasers). The Company’s obligations under the Notes are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company pursuant to a Security Agreement among the Company and the Purchasers. The Notes have a two-year term, will be due on January 4, 2010 and are convertible prior to maturity.  Interest on the Notes will accrue at the rate of 4.5% per annum and will be payable semi-annually in arrears on June 4 and December 4 of each year, commencing on June 4, 2008.  From the one-year anniversary of the issuance of the Notes until maturity, the holders of the Notes will be entitled to convert the Notes into shares of common stock at an initial conversion price per share of $0.70.

9. Commitments and Contingencies

Facilities leases

       The Company leases its facilities under operating leases that expire through March 2017. In May 2008 and June 2008, the Company subleased some of its operating facilities in San Mateo, California and New York, New York, and assigned its primary facility lease in London, United Kingdom. As a result of these subleases and assignment, the future minimum lease commitments under all facility leases as of June 30, 2008, net of sublease proceeds, are as follows (in thousands):

Six Months Ending December 31,	Amount
2008	$ 328
Year Ending December 31,
2009	675
2010	687
2011	705
2012	221
thereafter	173
Total future minimum lease payments	$ 2,789

Software Indemnifications

Avistar enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Avistar indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Avistar’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments Avistar could be required to make under these indemnification agreements is generally limited to the cost of products purchased per customer, but may be material when customer purchases since inception are considered in aggregate. Avistar has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, Avistar has no liabilities recorded for these agreements as of June 30, 2008.

10. Recent Accounting Pronouncements

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

In December 2007, the FASB Emerging Issues Task Force reached a consensus and published Issue No. 07-01, Accounting for Collaborative Arrangements (EITF 07-01). EITF 07-01 defines a collaborative arrangement as a contractual arrangement in which the parties are active participants to the arrangements and exposed to significant risks and rewards that depend on the commercial success of the endeavor. EITF 07-01 requires that costs incurred and revenues generated from transactions with third parties should be reported by the collaborators on the appropriate line item in their respective income statements. EITF 07-01 also states that the income statement characterization of payments between the participants to a collaborative arrangement should be based on other authoritative literature if the payments are within the scope of such literature. EITF 07-01 requires collaborators to disclose, in the footnotes to financial statements in the initial period of adoption and annually thereafter, the income statement classification and amounts attributable to transactions arising from collaborative arrangements between participants for each period for which an income statement is presented and information regarding the nature and purpose of the collaborative arrangement, the collaborators' rights and obligations under the arrangement, and any accounting policies for the collaborative arrangement. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting the provisions EITF 07-01.

11. Other Matters

       On November 16, 2007, the Company received a deficiency letter from The NASDAQ Stock Market indicating that the Company did not comply with Marketplace Rule 4310(c)(3), which requires that the Company have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 in market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  On June 30, 2008, Avistar received a notice from The NASDAQ Stock Market’s Listing Qualifications Panel that the Panel has decided to grant Avistar an exception to the market value of listed securities requirement of the NASDAQ Capital Market through August 29, 2008. Under the terms of the exception, during the period from July 1, 2008 to August 29, 2008, Avistar must demonstrate the ability to close above a $35 million market value for its listed securities for ten consecutive trading days.

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

        On June 30, 2008, Avistar received a notice from The NASDAQ Stock Market’s Listing Qualifications Panel that the Panel has decided to grant Avistar an exception to the continued listing requirements of the NASDAQ Capital Market through August 29, 2008. Under the terms of the exception, during the period from July 1, 2008 to August 29, 2008, Avistar must demonstrate the ability to close above a $35 million market value for its listed securities for ten consecutive trading days.

If Avistar is unable to regain compliance by August 29, 2008, Avistar’s securities will be subject to de-listing.  If Avistar achieves compliance with the $35 million market value criteria by August 29, 2008, it will also have regained technical compliance with the $1.00 per share listing requirement as well, although the NASDAQ staff may impose an additional monitoring period to assure longer-term compliance with the listing qualifications.

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

        Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of June 30, 2008, we held 80 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace.

In September 2007 and March 2008, we announced corporate initiatives aimed at increasing our product sales, expanding our customer deployments and support, improving our corporate efficiency and increasing our development capacity.  The components of this initiative include:

•	Centering our sales, marketing and operations activities, and associated management functions in our New York City office;

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

•
Implementing aggressive cost control measures structured to effectively align operations and to address Microsoft's requests for re-examination of our U.S. Patents, while still allowing us to continue to invest in our product line and to license our intellectual property and technology,

•	A reduction in our employees from an average of 88 in 2007 to approximately 47 on June 30, 2008; and

•	Pursuing multiple distribution, services and technology partners.

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

        On February 25, 2008 we announced that Microsoft Corporation had filed requests for re-examination of 24 of our 29 U.S. patents. Subsequently, Microsoft also filed requests for re-examination of our remaining 5 U.S. patents.  On June 10, 2008 we announced that the U.S. Patent and Trademark Office (USPTO) had completed its review of Microsoft’s requests for re-examination and had rejected 19 of the re-examination applications in their entirety, and the majority of the arguments for one additional application. The USPTO agreed to re-examine, either in part or fully, 10 of our existing U.S. patents.  Subsequently, Microsoft submitted five petitions for reconsideration of the USPTO’s rejection of Microsoft’s re-examination applications.  The USPTO’s review of the five petitions for reconsideration is currently in process, with an indeterminate time period established for their decision on Microsoft’s request.

        Once undertaken, the USPTO may take between six months and two years to complete patent re-examinations.  We believe that our U.S. patents are valid and we intend to defend our patents through the re-examination process.  However, the re-examination of patents by the USPTO is a lengthy, time consuming and expensive process in which the ultimate outcome is uncertain.  The re-examination process by the USPTO may adversely impact our licensing negotiations in process, and may require us to spend substantial time and resources defending our patents, including the fees and expenses of our legal advisors.  The potential impact to our results of operations may require us to reduce our other operating expenses and seek additional financing to fund our operations and the defense of our patents.

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

Revenue Recognition

        We derive product revenue from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. We also derive revenue from fees for installation, maintenance, support, training services and software development. In addition, we derive revenue from the licensing of our intellectual property portfolio. Product revenue as a percentage of total revenue was 31% and 12% for three months ended June 30, 2008 and 2007, respectively and 27% and 24% for six months ended June 30, 2008 and 2007, respectively.

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

Payment for product is due upon shipment, subject to specific payment terms. Payment for installation and professional services is due upon providing the services, subject to specific payment terms. Reimbursements received for out of pocket expenses incurred during installation and support services and shipping costs  have not been significant to date. These expenses are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.

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

We also recognize revenue from the licensing of our intellectual property portfolio, according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to our intellectual property is granted after the commencement of litigation between us and the licensee, the proceeds of such transaction are recognized as licensing revenue by us only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, consistent with FASB CON 6. As of June 30, 2008, these criteria for recognizing license revenue following the commencement of litigation have not been met, and proceeds received after commencement of litigation have therefore been recorded in “income from settlement and patent licensing” in our statement of operations.

        In July 2006, we entered into a Patent License Agreement with Sony Corporation (Sony) and Sony Computer Entertainment, Inc. (SCEI). Under the license agreement, we granted Sony and its subsidiaries, including SCEI a license to all of our patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. The license covers Sony’s video conferencing apparatus as well as other products, including video-enabled personal computer products and certain SCEI PlayStation products. Future royalties under this license are being recognized as estimated royalty-based sales occur in accordance with SOP 97-2.  We use historical and forward looking sales forecasts provided by SCEI and third party sources in conjunction with actual royalty reports provided periodically by SCEI directly to us, to develop an estimate of royalties recognized for each quarterly reporting period.  The royalty reports issued directly from SCEI to us are delayed beyond the period in which the actual royalties occur, and thus the estimate of current period royalties requires significant management judgment and is subject to corrections in a future period once actual royalties become known.

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

To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank AG, UBS AG and their affiliates, Sony, SCEI and Radvision. Collectively, Deutsche Bank AG, UBS AG and their affiliates, Sony and SCEI and Radvision accounted for approximately 90% and 87% of total revenue for the six month periods ended June 30, 2008 and 2007, respectively. As of June 30, 2008, approximately 86% of our gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of our gross accounts receivable. As of June 30, 2007, approximately 71% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 52% and 89% of total revenue for the three months ended June 30, 2008 and 2007, respectively and 52% and 78% of total revenue for the six months ended June 30, 2008 and 2007, respectively.

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

Stock-Based Compensation

We account for stock-based compensation to employees according to the SFAS No. 123 (R), Share-Based Payment (SFAS No. 123R), which is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes-Merton valuation assumptions such as stock price, volatility and expected option terms, as well as expected option forfeiture rates. There is little experience or guidance with respect to developing these assumptions and models. SFAS No. 123R requires the recognition of the fair value of stock compensation in net income (loss). Refer to Note 2 — Stock-Based Compensation in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Valuation of Accounts Receivable

        Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends, and the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts were to be understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of June 30, 2008, two customers represented 62% and 24% of our gross accounts receivable balance. As of December 31, 2007, three customers represented 38%, 30% and 10% of our gross accounts receivable balance.

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

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue		Percentage of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Product	31%	12%	27%	24%
Licensing	8	73	11	55
Services, maintenance and support	61	15	62	21
Total revenue	100	100	100	100
Costs and Expenses:
Cost of product revenue	32	12	31	17
Cost of services, maintenance and support revenue	34	10	38	15
Income from settlement and patent licensing	(59)	(18)	(72)	(170)
Research and development	53	31	96	42
Sales and marketing	44	26	72	37
General and administrative	80	33	113	101
Total costs and expenses	184	94	278	42
Net (Loss) income from operations	(84)	6	(178)	58
Other income (expense):
Interest income	1	2	2	2
Other expense, net	(7)	(1)	(7)	(1)
Total other (expense) income, net	(6)	1	(5)	1
Net income (loss)	(90)%	7%	(183)%	59%

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
Revenue

Total revenue decreased by $4.1 million or 70%, to $1.8 million for the three month period ended June 30, 2008, from $5.9 million for the three months ended June 30, 2007. The decrease was due primarily to a decrease of $4.0 million in licensing revenue due to the lack of new licensing agreements in the quarter ended June 30, 2008.

    Product revenue decreased by $151,000 or 21%, to $553,000 for the three months ended June 30, 2008, from $704,000 for the three months ended June 30, 2007. The decrease was due to decreased new customer sales in the three month period ended June 30, 2008, as compared to the same period in 2007.

    Licensing revenue, relating to the licensing of our patent portfolio, decreased by $4.2 million, or 96%, to $153,000 for the three months ended June 30, 2008, from $4.3 million for the three months ended June 30, 2007 due primarily to the lack of new licensing agreements in the quarter, as compared to the recognition of the $4.0 million Radvision license agreement during the same quarter in 2007.

    Services, maintenance and support revenue, which includes our installation services, funded software development and maintenance and support, increased by $211,000, or 24%, to $1.1 million for the three months ended June 30, 2008, from $873,000 for the three months ended June 30, 2007, due primarily to an increase in revenue from professional on-site services provided to an existing customer.

For the three months ended June 30, 2008, revenue from two customers accounted for 83% of total revenue compared to three customers and 89% for the three months ended June 30, 2007. No other customer accounted for greater than 10% of total revenue.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and Expenses

Cost of product revenue. Cost of product revenue decreased by $146,000, or 21%, to $565,000 for the three months ended June 30, 2008, from $711,000 for the three months ended June 30, 2007. This decrease in cost of product revenue was due to the associated decrease in product sales for the three months ended June 30, 2008 and lower personnel and personnel related expense.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue increased by $32,000, or 6%, to $603,000 for the three months ended June 30, 2008, from $571,000 for the three months ended June 30, 2007. We expect cost of services, maintenance and support revenue to vary in the future due to labor costs associated with funded software projects.

Income from settlement and patent licensing. Income from settlement and patent licensing was $1.1 million for the three month periods ended June 30, 2008 and June 30, 2007, reflecting the amortization of the net proceeds from the November 2004 Polycom settlement and cross-license agreement over a five year period, beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses decreased by $881,000, or 48%, to $1.0 million for the three months ended June 30, 2008 from $1.8 million for the three months ended June 30, 2007.  This decrease was primarily due to a decrease in personnel and personnel related expenses, including a $92,000 reduction in stock based compensation expense and a decrease in the use of external labor.

Sales and marketing. Sales and marketing expenses decreased by $758,000, or 49% to $789,000 for the three months ended June 30, 2008, from $1.5 million for the three months ended June 30, 2007. The decrease was due primarily to a reduction in personnel and personnel related expenses, including a $168,000 reduction in stock based compensation expense.

General and administrative. General and administrative expenses decreased by $512,000, or 26% to $1.4 million for the three months ended June 30, 2008, from $1.9 million for the three months ended June 30, 2007. The decrease was due primarily to a reduction in legal expense associated with patent prosecution and filing expenses, and a decrease in personnel and personnel related expenses, including a $79,000 reduction in stock based compensation expense.

Other Income

Interest income decreased by $80,000, or 79%, to $21,000 for the three months ended June 30, 2008, from $101,000 for the three months ended June 30, 2007. The decrease was due to lower interest income due to both a decrease in interest rates and a decrease in the average outstanding balance of investments that earned interest in the three months ended June 30, 2008 compared to the same period in 2007.

Other expense, net, increased by $77,000, or 151%, to $128,000 for the three months ended June 30, 2008, from $51,000 for the three months ended June 30, 2007. The increase was due to higher interest expense due to a higher balance of debt outstanding during the three months ended June 30, 2008 compared to the same period in 2007.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Revenue

Total revenue decreased by $5.3 million, or 65%, to $2.9 million for the six months ended June 30, 2008, from $8.3 million for the six months ended June 30, 2007. The decrease was primarily the result of the $4.0 million decrease in licensing revenue associated with the lack of new licensing agreements in the six months ended June 30, 2008 and decreased products sold to new customers in 2008 compared to 2007.

•
Product revenue decreased by $1.2 million, or 59%, to $802,000 million for the six months ended June 30, 2008, from $2.0 million for the six months ended June 30, 2007. The decrease was due to decreased new customer sales in the six month period ended June 30, 2008, as compared to the same period in 2007.

•
Licensing revenue, relating to the licensing of our patent portfolio, decreased by $4.3 million to $307,000 for the six months ended June 30, 2008, from $4.6 million for the six months ended June 30, 2007. The decrease was primarily attributable to the lack of new licensing agreements in the six months ended June 30, 2008 compared to the Radvision licensing agreement, which resulted in $4.0 million in licensing revenue for the six months ended June 30, 2007.

•
Services, maintenance and support revenue, which includes our installation services, funded software development and maintenance and support, increased by $57,000, or 3%, and was approximately $1.8 million for the six months ended June 30, 2008 and  June 30, 2007.

For the six months ended June 30, 2008, revenue from three customers accounted for 90% of total revenue, each of whom accounted for greater than 10% of total revenue. For the six months ended June 30, 2007, revenue from three customers accounted for 80% of total revenue, each of whom accounted for greater than 10% of total revenue. We expect that there will be significant customer concentration in future quarters.  The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

Costs and Expenses

Cost of product revenue. Cost of product revenues decreased by $516,000, or 36%, to $924,000 for the six months ended June 30, 2008, from $1.4 million for the six months ended June 30, 2007.  The decrease was primarily attributable to decreased sales of our products and a decrease in personnel and personnel related expenses for the assembly and testing of such products, including a decrease in stock based compensation expense.

Cost of services, maintenance and support revenues. Cost of services, maintenance and support revenues decreased by $125,000 or 10% to $1.1 million for the six months ended June 30, 2008, from $1.2 million for the six months ended and June 30, 2007.  This decrease was attributable in part to a decrease in the amount of the reclassification of  personnel expenses from research and development  related to work performed on funded software development projects, partially offset by an increase in personnel expense.

Income from settlement and patent licensing. Income from settlement and patent licensing decreased by $12.0 million, or 85% to $2.1 million for the six months ended June 30, 2008, from $14.1 million for the six month period ended June 30, 2007. The decrease was due to the Settlement and Patent License Agreement entered into with Tandberg ASA and its subsidiaries in February 2007, which resulted in a cash payment to us of $12.0 million. The six months ended June 30, 2008 and 2007 each also reflect $2.1 million of amortization of the net proceeds from the November 2004 Polycom settlement and cross-license agreement, recognized over a five year period beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses decreased by $687,000, or 20%, to $2.8 million for the six months ended June 30, 2008 from $3.5 million for the six months ended June 30, 2007. The decrease was primarily attributable to a decrease in personnel and personnel related expenses, including a decrease of $233,000 in stock based compensation expense, a decrease in external labor expense, partially offset by a decrease in the amount of the reclassification of personnel expenses to cost of services, maintenance and support expense related to work performed on funded software development projects.

Sales and marketing. Sales and marketing expenses decreased by $918,000, or 30%, to $2.1 million for the six months ended June 30, 2007 from $3.0 million for the six months ended June 30, 2007. The decrease was primarily attributable to a decrease in personnel and personnel related expenses, including a decrease of $389,000 in stock based compensation expense.

General and administrative. General and administrative expenses decreased by $5.1 million, or 61% to $3.3 million for the six months ended June 30, 2008 from $8.4 million for the six months ended June 30, 2007. The decrease was due primarily to $4.7 million in legal fees associated with our litigation against Tandberg for patent infringement that occurred during the six months ended June 30, 2007, with no comparable expense in the same period during 2008.   Additionally, to a lesser extent, there was a decrease in personnel and personnel related expenses including a decrease of $199,000 in stock based compensation expense, partially offset by increased employee severance expense.

Other income

Interest income decreased by $147,000, or 69%, to $67,000 for the six months ended June 30, 2008, from $214,000 for the six months ended June 30, 2007. The decrease was due to lower interest income due to both a decrease in interest rates and a decrease in the average outstanding balance of investments that earned interest in the six months ended June 30, 2008, as compared to the same period in 2007.

Other expense, net, increased by $107,000, or 101%, to $213,000 for the six months ended June 30, 2008, from $106,000 for the six months ended June 30, 2007. The increase was due to higher interest expense due to a higher outstanding balance of debt outstanding during the six months ended June 30, 2008, as compared to the same period in 2007.

Liquidity and Capital Resources

We had cash and cash equivalents of $5.7 million as of June 30, 2008, and cash, cash equivalents and short-term investments of $4.9 million as of December 31, 2007. For the six months ended June 30, 2008, we had a net increase in cash and cash equivalents of $1.7 million. The net cash used by operations of $8.1 million for the six months ended June 30, 2008 resulted primarily from the net loss of $5.4 million, a decrease in deferred income from settlement and patent licensing of $2.8 million, a decrease in deferred services revenue and customer deposits of $929,000, a decrease in account payable of $706,000, all offset by a decrease in deferred settlement and patent licensing costs of $636,000 and non-cash expenses of $615,000.  The net cash provided by investing activities of $772,000 for the six months ended June 30, 2008 was primarily due to the maturities of short-term investments of $799,000.  The net cash provided by financing activities of $9.0 million for the six months ended June 30, 2008 related primarily to $7.0 million in proceeds from the issuance of convertible debt, and $7.0 million of borrowings on our line of credit, offset by payments made on our line of credit of $5.1 million.

At June 30, 2008, we had open purchase orders and other contractual obligations of approximately $601,000, primarily related to inventory purchase commitments. We also have commitments that consist of obligations under our operating leases. These purchase order commitments and contractual obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due. A table summarizing our minimum purchase commitments to our contract manufacturers and our minimum commitments under non-cancelable operating leases as of December 31, 2007 is included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008. In May 2008 and June 2008, we subleased some of our office facilities in San Mateo, California and New York, New York, and assigned our primary facility lease in London, United Kingdom.

 As a result of these subleases and assignment, our future minimum lease commitments under all facility leases as of June 30, 2008, net of sublease proceeds, are as follows (in thousands):

Six Months Ending December 31,	Amount
2008	$ 328
Years Ending December 31,
2009	675
2010	687
2011	705
2012	221
thereafter	173
Total future minimum lease payments	$ 2,789

 As of June 30, 2008, we had no material off-balance sheet arrangements other than the operating leases described in the contractual obligations table above.   We enter into indemnification provisions under agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of June 30, 2008, we have not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and therefore, we have no liabilities recorded for these agreements as of June 30, 2008.

We currently believe that our existing cash and cash equivalents balance and line of credit will provide us with sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of product, services and patent licensing revenues and income, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales, partnering and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, and the costs involved in maintaining, defending and enforcing patent claims and other intellectual property rights, all of which may impact our ability to achieve and maintain profitability or generate positive cash flows.

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

In December 2007, the FASB Emerging Issues Task Force reached a consensus and published Issue No. 07-01, Accounting for Collaborative Arrangements (EITF 07-01). EITF 07-01 defines a collaborative arrangement as a contractual arrangement in which the parties are active participants to the arrangements and exposed to significant risks and rewards that depend on the commercial success of the endeavor. EITF 07-01 requires that costs incurred and revenues generated from transactions with third parties should be reported by the collaborators on the appropriate line item in their respective income statements. EITF 07-01 also states that the income statement characterization of payments between the participants to a collaborative arrangement should be based on other authoritative literature if the payments are within the scope of such literature. EITF 07-01 requires collaborators to disclose, in the footnotes to financial statements in the initial period of adoption and annually thereafter, the income statement classification and amounts attributable to transactions arising from collaborative arrangements between participants for each period for which an income statement is presented and information regarding the nature and purpose of the collaborative arrangement, the collaborators' rights and obligations under the arrangement, and any accounting policies for the collaborative arrangement. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting the provisions EITF 07-01.

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

        We recorded a net loss of $5.4 million for the six months ended June 30, 2008, a net loss of $2.9 million for fiscal year 2007, and a net loss of $8.1 million for fiscal year 2006. As of June 30, 2008, our accumulated deficit was $111 million. Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses, which have been reduced recently, may increase as we continue to develop our business and pursue licensing opportunities. As a result, to become profitable, we will need to increase our revenue and income from settlement and patent licensing by increasing sales to existing customers and by attracting additional new customers, distribution partners and licensees. If our revenue does not increase adequately, we may not become profitable. Due to the volatility of our product and licensing revenue and our income from settlement and patent licensing activities, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis. If we fail to achieve or to maintain profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

        Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available on acceptable terms, could cause our business to suffer.

We may need to arrange for the availability of additional funding in order to meet our future business requirements. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.  We have in the past and may in the future reduce our expenditures by significantly reducing our employee headcount in order to better align our expenditures with our available resources.  Any such reductions may adversely affect our ability to maintain or grow our business.

        We are in the process of implementing changes in our organizational structure, sales, marketing and distribution strategies, licensing efforts and strategic direction, which, if unsuccessful, could adversely affect our business and results of operations.

        In July 2007, Simon Moss was appointed as President of the products division of our company.  In September 2007, William Campbell resigned from the position of Chief Operating Officer, and in November 2007, we announced that Gerald Burnett was resigning from his position as our Chief Executive Officer effective January 1, 2008 and that he would be replaced in that position by Simon Moss.  In addition, during the second half of 2007 and the six months ended June 30, 2008, we implemented a number of other management changes.   In September 2007 and March 2008, we announced corporate initiatives aimed at increasing our product sales, expanding our customer deployments and support, improving our corporate efficiency and increasing our development capacity.  The components of this initiative included:

•
Supplementing our position in the financial services vertical by expanding our market focus to additional verticals with complex business problems, where our collaboration products can help global organizations speed business processes, save costs and reduce their carbon footprints;

•
Implementing aggressive cost control measures structured to effectively align operations and to address Microsoft's requests for re-examination of our U.S. Patents, while still allowing us to continue to invest in our product line and to license our intellectual property and technology,

•	A reduction in our employees from an average of 88 in 2007 to approximately 47 at June 30, 2008; and

•	Pursuing multiple distribution, services and technology licensing partners.

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

        On November 16, 2007, we received a deficiency letter from The NASDAQ Stock Market indicating that we did not comply with Marketplace Rule 4310(c)(3), which requires that we have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 in market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  The NASDAQ staff noted that the market value of our listed securities had been below the minimum $35,000,000 for the previous 10 consecutive trading days.  On January 24, 2008, we presented a remedial compliance plan to the NASDAQ Listing Qualification Panel (Panel).  On March 19, 2008, the Panel notified us that we had regained compliance with the $35 million market value listing criteria, but that the Panel had invoked its discretionary authority under NASDAQ Marketplace Rule 4300 in order to establish a special monitoring period, until June 1, 2008, during which time we were required to close 10 consecutive trading days above a $35 million market value, or be required to re-submit a remedial compliance plan to the Panel.

        Additionally, on April 18, 2008, we received a deficiency letter from The NASDAQ Stock Market indicating that Avistar did not comply with Marketplace Rule 4310(c)(4), which requires us to have a minimum bid price of $1.00 for continued listing.  The NASDAQ Staff noted that for the 30 consecutive business days prior to the date of its letter, the bid price of our common stock closed below $1.00 per share.  We have been provided 180 calendar days, or until October 15, 2008, to regain compliance with this requirement.

        On June 3, 2008, the Panel advised us that we had failed to adequately demonstrate our ability to remain above the $35 million market value continued listing criteria during the special monitoring period, and were thereby required to submit a follow-up remedial compliance plan.  We submitted that plan to the Panel on June 12, 2008.

        On June 30, 2008, we received a notice from The NASDAQ Stock Market’s Listing Qualifications Panel that the Panel had decided to grant us an exception to the market value of listed securities requirement of the NASDAQ Capital Market through August 29, 2008. Under the terms of the exception, during the period from July 1, 2008 to August 29, 2008, we must demonstrate the ability to close above a $35 million market value for our listed securities for ten consecutive trading days.

         If we are unable to regain compliance by August 29, 2008, our securities will be subject to de-listing.  If we achieve compliance with the $35 million market value criteria by August 29, 2008, we will also have regained technical compliance with the $1.00 per share listing requirement, although the NASDAQ staff may impose an additional monitoring period to assure longer-term compliance with the Listing Qualifications.

        There can be no assurance that we will establish and remain in compliance with The NASDAQ’s continued listing standards during the NASDAQ Panel’s exception period or thereafter.  If we are unable to continue to list our common stock for trading on The NASDAQ Capital Market, there may be an adverse impact on the market price and liquidity of our common stock, and our stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Delisting of our common stock from The NASDAQ Capital Market could also have a materially adverse effect on our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel. In addition, institutional investors may no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

        Our common stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our stockholders from reselling our common stock at a profit.

        The trading price of our common stock has in the past been and could in the future be subject to significant fluctuations in response to:

•	general trends in the equities market, and/or trends in the technology sector;

•	quarterly variations in our results of operations;

•	announcements regarding our product developments;

•	the size and timing of agreements to license our patent portfolio or enter into technology or distribution partnerships;

•	developments in the examination of our patent applications and the re-examination of some of our issued patents by the U.S. Patent and Trademark Office;

•	announcements of technological innovations or new products by us, our customers or competitors;

•	announcements of competitive product introductions by our competitors;

•	changes in the status of our listing on The NASDAQ Capital Market;

•	sales, or the perception in the market of possible sales, of a large number of shares of our common stock by our directors, officers, employees or principal stockholders; and

•	developments or disputes concerning patents or proprietary rights, or other events.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 59% of our common stock as of June 30, 2008. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

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

Our ability to achieve profitability depends in part on the widespread adoption of networked video communications systems and the sale and adoption of our video system in particular, either as a separate solution or as a technology integrated into a unified communications platform. If the market for our system and technology fails to grow or grows more slowly than we anticipate, we may not be able to increase revenue or achieve profitability. The market for our system is relatively new and evolving. We have to devote substantial resources to educating prospective customers about the uses and benefits of our system and the value added through the adoption of our technology. Our efforts to educate potential customers may not result in our system achieving broad market acceptance. In addition, businesses that have invested or may invest substantial resources in other video products may be reluctant or slow to adopt our system or technology. Consequently, the conversion from traditional methods of communication to the extensive use of networked video and unified communications may not occur as rapidly as we wish.

Our lengthy sales cycle to acquire new customers or large follow-on orders may cause our operating results to vary significantly and make it more difficult to forecast our revenue.

We have generally experienced a product sales cycle of four to nine months for new customers or large follow-on orders from existing customers through direct sales.   This sales cycle is due to the time needed to educate customers about the uses and benefits of our system, and the time needed to process the investment decisions that our prospective customers must make when they decide to buy our system. Many of our prospective customers have neither budgeted expenses for networked video communications systems, nor for personnel specifically dedicated to the procurement, installation or support of these systems. As a result, our customers spend a substantial amount of time before purchasing our system in performing internal reviews and obtaining capital expenditure approvals. Economic conditions over the last several years have contributed to additional deliberation and an associated delay in the sales cycle.

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

Our customers typically place limited initial orders for our networked video communications system, as they seek to evaluate its utilization and resultant value. Our strategy is to pursue additional and larger follow-on orders after these initial orders. Product revenue generated from follow-on orders accounted for approximately 98% and 96% of our product revenue for the six months ended June 30, 2008 and 2007, respectively. Our future product revenue depends on the adoption of our products by new customers and successful generation of follow-on orders as the Avistar network expands within a customer’s organization. If our system does not meet the needs and expectations of customers, we may not be able to generate follow-on orders.

Because we depend on a few customers for a majority of our product revenue, services revenue, and income from settlement and patent licensing, the loss of one or more of them could cause a significant decrease in our operating results.

To date, a significant portion of our revenue and income from settlement and patent licensing has resulted from sales or licenses to a limited number of customers, particularly Deutsche Bank AG, UBS AG, Polycom, Inc., Radvision Ltd., and Sony and SCEI and their affiliates.  Collectively, Deutsche Bank AG, UBS AG, Polycom, Inc., Sony Corporation, and their affiliates accounted for approximately 94% of combined revenues and income from settlement and patent licensing for the three months ended June 30, 2008. As of June 30, 2008, approximately 86% of our gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2007, approximately 78% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable.

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

Future hardware and software platforms embodying new technologies and the emergence of new industry standards and customer requirements could render our system non-competitive or even obsolete.  Additionally, communication and collaboration products and technologies are moving towards integrated platforms characterized as unified communications. The market for our system reflects:

•	rapid technological change;

•	the emergence of new competitors;

•	significant development costs;

•	changes in the requirements of our customers and their communities of users;

•	integration of joint solutions in collaboration platforms;

•	evolving industry standards;

•	transition from hardware appliances and infrastructure to software; and

•	transition to Internet protocol connectivity for video at the desktop, with increasing availability of bandwidth and quality of service.

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

The international economic slowdown and the downturn in the investment banking industry that began in 2000 and continued for a number of years negatively affected our business, and a reoccurrence of a difficult economic environment may do so in the future. During the previous economic downturn, the investment banking industry suffered a sharp decline, which caused many of our existing and potential customers to cancel or delay orders for our products. The U.S. economy may slow, and our customers and potential customers may delay ordering our products, and we could fall short of our revenue expectations for 2008 and beyond. Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had, and could in the future have, a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

Future revenues and income from settlement and licensing activities are difficult to predict for several reasons, including our lengthy and costly licensing cycle. Our failure to predict revenues and income accurately may cause us to miss analysts’ estimates and result in our stock price declining.

Because our licensing cycle is a lengthy process, the accurate prediction of future revenues and income from settlement and patent licensing from new licensees is difficult. The process of persuading companies to adopt our technologies, or convincing them that their products infringe upon our intellectual property rights, can be lengthy. There is also a tendency in the technology industry to close business deals at the end of a quarter, thereby increasing the likelihood that a possible material deal would not be concluded in a current quarter, but slip into a subsequent reporting period. This kind of delay may result in a given quarter’s performance being below analyst or shareholder expectations. The proceeds of our intellectual property licensing and enforcement efforts tend to be sporadic and difficult to predict. Recognition of those proceeds as revenue or income from settlement and licensing activities depends on the terms of the license agreement involved, and the circumstances surrounding the agreement. To finance litigation to defend or enforce our intellectual property rights, we may enter into contingency arrangements with investors, legal counsel or other advisors that would give such parties a significant portion of any future licensing and settlement amounts we derive from our patent portfolio. As a result, our licensing and enforcement efforts are expected to result in significant volatility in our quarterly and annual financial condition and results of operations, which may result in us missing investor expectations, which may cause our stock price to decline.

Our U.S. Patents are the subject of a re-examination request filed with the U.S. Patent and Trademark Office by Microsoft Corporation, which could adversely affect our business and results of operations.

On February 25, 2008 we announced that Microsoft Corporation had filed requests for re-examination of 24 of our 29 U.S. patents. Subsequently, Microsoft also filed requests for re-examination of our remaining 5 U.S. patents.  On June 10, 2008 we announced that the USPTO had completed its review of Microsoft’s requests for re-examination and had rejected 19 of the re-examination applications in their entirety, and the majority of the arguments for one additional application. The USPTO agreed to re-examine, either in part or fully, 10 of our existing patents.  Subsequently, Microsoft submitted 5 petitions for reconsideration of USPTO’s rejection of Microsoft’s re-examination applications.  The USPTO’s review of the 5 petitions for reconsideration is currently in process, with an indeterminate time period established for their decision on Microsoft’s request.

Once undertaken, the USPTO may take between six months and two years to complete patent re-examinations.  We believe that our U.S. patents are valid and we intend to defend our patents through the re-examination process.  However, the re-examination of patents by the USPTO is a lengthy, time consuming and expensive process in which the ultimate outcome is uncertain.  The re-examination process by the USPTO may adversely impact our licensing negotiations in process, and may require us to spend substantial time and resources defending our patents, including the fees and expenses of our legal advisors.  The potential impact to our results of operations may require us to seek additional financing to fund our operations and the defense of our patents.

Infringement of our proprietary rights could affect our competitive position, harm our reputation or cost us money.

We regard our system as open but proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as licensing, non-disclosure and other agreements with our consultants, suppliers, customers, partners and employees. However, these laws and agreements provide only limited protection of our proprietary rights. In addition, we may not have signed agreements in every case, and the contractual provisions that are in place and the protection they produce may not provide us with adequate protection in all circumstances. Although we hold patents and have filed patent applications covering some of the inventions embodied in our systems, our means of protecting our proprietary rights may not be adequate. It is possible that a third party could copy or otherwise obtain and use our technology without authorization and without our detection. In the event that we believe a third party is infringing our intellectual property rights, an infringement claim brought by us could, regardless of the outcome, result in substantial cost to us, divert our management’s attention and resources, be time consuming to prosecute and result in unpredictable damage awards. A third party may also develop similar technology independently, without infringing upon our patents and copyrights. In addition, the laws of some countries in which we sell our system may not protect our software and intellectual property rights to the same extent as the laws of the United States or other countries where we hold patents. As we move to more of a software based system, inadequate licensing controls, unauthorized copying, and use, or reverse engineering of our system could harm our business, financial condition or results of operations.

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

To increase our revenue, we must increase the size and/or the productivity of our direct sales force and add indirect distribution channels, such as systems integrators, product partners and/or value-added resellers, which is a focus of our go-to market strategy, and/or effect sales through our customers. If we are unable to maintain or increase our direct sales force or add indirect distribution channels due to our own cost constraints, limited availability of qualified personnel or other reasons, our future revenue growth may be limited and our future operating results may suffer. We cannot assure you that we will be successful in attracting, integrating, motivating and retaining sales personnel and channel partners. Furthermore, it can take several months before a new hire or channel partner becomes a productive member of our sales force effort. The loss of existing salespeople, or the failure of new salespeople and/or indirect sales partners to develop the necessary skills in a timely manner, could impact our revenue growth.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 52% and 78% of total revenues for the six months ended June 30, 2008 and 2007, respectively.  International revenue comprised 72% and 75% of total revenues for the years ended December 31, 2007 and 2006, respectively. Some of the risks we may encounter in conducting international business activities include the following:

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

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held June 3, 2008 at our office in San Mateo, California, our stockholders approved the following two matters:

1. A proposal to elect seven (7) directors of the Company to serve for the ensuing year and until their successors are elected or until such director’s earlier resignation or removal.

Nominee	For	Against
Gerald J. Burnett	26,511,126	684,514
William L. Campbell	26,506,852	688,788
Craig F. Heimark	27,145,926	49,714
R. Stephen Heinrichs	61,985,999	436,105
Robert M. Metcalfe	27,138,952	56,688
Simon B. Moss	26,865,728	329,914
James W. Zeigon	27,145,926	49,714

2. A proposal to ratify the appointment of Burr, Pilger & Mayer LLP as our independent auditors for the fiscal year ending December 31, 2008.

For	Against	Withheld
32,109,468	111,670	6,854

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 31st day of July 2008.

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