Form 10-Q
period 2008-09-30
AVISTAR COMMUNICATIONS CORP
filed 2008-11-14
CIK 1111632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Yes  ☒       No   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No  ☒

At November 10, 2008, 34,567,805 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

`PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

as of September 30, 2008 and December 31, 2007

(in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$4,444	$4,077
Short-term investments	—	799
Total cash, cash equivalents and short-term investments	4,444	4,876
Accounts receivable, net of allowance for doubtful accounts of $43 and $24 at September 30, 2008 and December 31, 2007, respectively	4,070	1,385
Inventories	434	428
Deferred settlement and patent licensing costs	1,256	1,256
Prepaid expenses and other current assets	233	462
Total current assets	10,437	8,407
Property and equipment, net	442	767
Long-term deferred settlement and patent licensing costs	162	1,117
Other assets	205	286
Total assets	$11,246	$10,577

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Line of credit	$7,000	$5,100
Accounts payable	892	1,287
Deferred income from settlement and patent licensing	5,520	5,520
Deferred services revenue and customer deposits	3,725	2,231
Accrued liabilities and other	1,468	1,451
Total current liabilities	18,605	15,589
Long-term liabilities:
Long-term convertible debt	7,000	—
Long-term deferred income from settlement and patent licensing	612	4,814
Total liabilities	26,217	20,403
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at September 30, 2008 and December 31, 2007; 35,750,680 and 35,678,807 shares issued including treasury shares at September 30, 2008 and December 31, 2007, respectively	36	36
Less: treasury common stock, 1,182,875 shares at September 30, 2008 and December 31, 2007, at cost	(53)	(53)
Additional paid-in-capital	96,933	95,925
Accumulated deficit	(111,887)	(105,734)
Total stockholders’ equity (deficit)	(14,971)	(9,826)
Total liabilities and stockholders’ equity (deficit)	$11,246	$10,577

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended September 30, 2008 and 2007

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue:
Product	$1,313	$555	$2,115	$2,517
Licensing	367	313	674	4,866
Services, maintenance and support	1,025	883	2,857	2,658
Total revenue	2,705	1,751	5,646	10,041
Costs and Expenses:
Cost of product revenue*	720	658	1,644	2,098
Cost of services, maintenance and support revenue*	584	493	1,706	1,740
Income from settlement and patent licensing	(1,057)	(1,057)	(3,171)	(15,171)
Research and development*	1,122	2,020	3,932	5,517
Sales and marketing*	634	1,583	2,752	4,619
General and administrative*	1,369	2,217	4,683	10,628
Total costs and expenses	3,372	5,914	11,546	9,431
(Loss) income from operations	(667)	(4,163)	(5,900)	610
Other (Expense) income:
Interest income	15	93	82	307
Other (expense) income, net	(122)	(56)	(335)	(162)
Total other (expense) income, net	(107)	37	(253)	145
Net (loss) income	$(774)	$(4,126)	$(6,153)	$755

Net (loss) income per share - basic and diluted	$(0.02)	$(0.12)	$(0.18)	$0.02
Weighted Average Shares Used in Calculating:
Basic net (loss) income per share	34,561	34,379	34,546	34,238
Diluted net (loss) income per share	34,561	34,379	34,546	35,018

*Including Stock Based Compensation of:
Cost of product, services, maintenance and support revenue	$54	$29	$80	$142
Research and development	160	246	311	630
Sales and marketing	72	176	(24)	469
General and administrative	298	254	567	722

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2008 and 2007

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
	(unaudited)
Cash Flows from Operating Activities:
Net (loss) income	$(6,153)	$755
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	404	279
Stock based compensation for options issued to consultants and employees	934	1,963
Provision for doubtful accounts	19	3
Changes in assets and liabilities:
Accounts receivable	(2,704)	137
Inventories	(6)	222
Prepaid expenses and other current assets	229	63
Deferred settlement and patent licensing costs	955	955
Other assets	81	(2)
Accounts payable	(395)	36
Deferred income from settlement and patent licensing and other	(4,202)	(4,119)
Deferred services revenue and customer deposits	1,494	(765)
Accrued liabilities and other	17	(807)
Net cash used in operating activities	(9,327)	(1,280)

Cash Flows from Investing Activities:
Purchase of short-term investments	—	(795)
Maturities of short-term investments	799	—
Sale of property and equipment	8	—
Purchase of property and equipment	(87)	(800)
Net cash provided by (used in) investing activities	720	(1,595)

Cash Flows from Financing Activities:
Line of credit payments	(5,100)	—
Borrowings on line of credit	7,000	—
Proceeds from debt issuance	7,000	—
Net proceeds from issuance of common stock	74	353
Net cash provided by financing activities	8,974	353
Net increase (decrease) in cash and cash equivalents	367	(2,522)
Cash and cash equivalents, beginning of period	4,077	7,854
Cash and cash equivalents, end of period	$4,444	$5,332

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Business, Basis of Presentation, and Risks and Uncertainties

Business

We were founded as a Nevada limited partnership in 1993. We filed our articles of incorporation in Nevada in December 1997 under the name Avistar Systems Corporation. We reincorporated in Delaware in March 2000 and changed our name to Avistar Communications Corporation in April 2000. The operating assets and liabilities of the business were then contributed to our wholly owned subsidiary, Avistar Systems Corporation, a Delaware corporation. In July 2001, our Board of Directors and the Board of Directors of Avistar Systems approved the merger of Avistar Systems with and into Avistar Communications Corporation (Avistar or the Company). The merger was completed in July 2001. In October 2007, the Company merged Collaboration Properties, Inc., a wholly-owned subsidiary of the Company, with and into the Company, with the Company being the surviving corporation. Avistar has one remaining wholly-owned subsidiary, Avistar Systems U.K. Limited (ASUK).

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

Basis of Presentation

The unaudited condensed consolidated balance sheet as of September 30, 2008, the unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2008 and 2007 and the unaudited condensed consolidated cash flows for the nine months ended September 30, 2008 and 2007 present the consolidated financial position of Avistar and ASUK after the elimination of all intercompany accounts and transactions. The unaudited condensed consolidated balance sheet of Avistar as of December 31, 2007 was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and footnote disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the SEC.  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. All gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations and have not been material.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated annual losses since inception and had an accumulated deficit of $112 million as of September 30, 2008. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, the timing of new product announcements by the Company or its competitors, and the timing of the Company’s licensing and settlement activities.

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. The Company was not invested in any auction rate securities as of September 30, 2008. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at September 30, 2008 and December 31, 2007 consisted of money market funds and short-term commercial paper with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

The Company accounts for its short-term and long-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company reviews the securities for impairments, considering current factors including the economic environment, market conditions, and the operational performance and other specific factors relating to the businesses underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security using the specific identification method. The Company did not have any short or long-term investments at September 30, 2008. The Company had no net unrealized losses on its short-term investment securities at December 31, 2007.

See Note 3 for further information on fair value.

Cash, cash equivalents and short-term investments consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
	(Unaudited)
Cash and cash equivalents:
Cash and money market funds	$4,444	$740
Commercial paper cash equivalents	—	3,337
Total cash and cash equivalents	4,444	4,077
Short-term investments:
Short-term investments (average 27 remaining days to maturity on December 31, 2007)	—	799
Total cash, cash equivalents and short-term investments	$4,444	$4,876

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s revenues for the three and nine months ended September 30, 2008 and 2007. Revenues to these customers as a percentage of total revenues were as follows for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Customer A	28%	34%	46%	19%
Customer B	30%	30%	23%	19%
Customer C	13%	18%	12%	* %
Customer D	18%	* %	* %	* %
Customer E	* %	* %	* %	40%

* Less than 10%

Any negative change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of September 30, 2008, the Company had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities, primarily in the financial services industry. As of September 30, 2008, approximately 88% of gross accounts receivable were concentrated with two customers, each of whom represented more than 10% of the Company’s total gross accounts receivable balance. As of December 31, 2007, approximately 78% of accounts receivable were concentrated with three customers, each of whom represented more than 10% of the Company’s total gross accounts receivable balance. No other customer individually accounted for greater than 10% of total accounts receivable as of September 30, 2008 and December 31, 2007.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
	(Unaudited)
Raw materials and subassemblies	$18	$25
Finished goods	416	403
Total Inventories	$434	$428

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

•
Delivery has occurred. The Company delivers software and hardware to customers physically and the Company has no further obligations with respect to the agreement for which it does not have vendor specific objective evidence of fair value. The standard delivery terms are FOB shipping point.

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

Payment for product is due upon shipment, subject to specific payment terms. Payment for installation and professional services is due upon providing the services, subject to specific payment terms. Reimbursements received for out-of-pocket expenses incurred during installation and support services, which have not been significant to date and shipping costs, are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.

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

The Company recognizes service revenue from software development contracts in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Product and implementation revenue related to contracts for software development is recognized using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price, the Company expects to fulfill all of its material contractual obligations to the customer for each deliverable of the contract, a reasonable estimate of the costs to complete the contract can be made, and collection of the receivable is probable. The amounts billed to customers in excess of revenues recognized to date are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets. Assumptions used for recording revenue and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs to complete the contract. Any anticipated losses on contracts in progress are charged to earnings when identified.

The Company recognizes revenue from the licensing of its intellectual property portfolio according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to the Company’s intellectual property is granted after the commencement of litigation proceedings between the Company and the licensee, the proceeds of such transaction are recognized as licensing revenue only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues consistent with Financial Accounting Standards Board (FASB) Concepts Statement No. 6, Elements of Financial Statements (CON 6). As of September 30, 2008, these criteria for recognizing license revenue following the commencement of litigation had not been met.

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

On September 8, 2008 and on September 9, 2008, Avistar entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which Avistar agreed to integrate our bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services. An initial cash payment of $3.0 million was made by IBM to Avistar on November 7, 2008.  Avistar expects IBM to make two additional non-refundable payments of $1.5 million, each associated with scheduled phases of delivery.  IBM has agreed to make future royalty payments to Avistar equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold, and maintenance payments received from existing customers, which incorporate Avistar’s technology.  The agreements have a five year term and are non-cancelable except for material default by either party.  The agreements also convey to IBM a non-exclusive world-wide license to Avistar’s patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.

The Company has determined the value of maintenance based on VSOE, and allocated the residual portion of the initial $6.0 million to the integration project.  The residual portion is being recognized under the percentage of completion method and the maintenance revenue will be recognized over the future maintenance service period.  As the Company believes there are no future deliverables associated with the intellectual property patent licenses, no additional provision for this element has been made.  For the quarter ended September 30, 2008, the Company has recognized $376,000 in product revenue and $113,000 in is service revenue. The remaining $4.8 million is expected to be recognized in product revenue under the percentage of completion method over the projected development time of 15 months.

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

On February 15, 2007, the Company entered into a Patent License Agreement with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc (Tandberg).  Under this agreement, Avistar dismissed its infringement suit against Tandberg, Tandberg dismissed its infringement suit against the Company, and we cross-licensed each other’s patent portfolios.  The agreement resulted in a payment of $12.0 million to the Company from Tandberg.  Avistar recognized the gross proceeds of $12.0 million from the patent license agreement as income from settlement and patent licensing within operations in the three months ended March 31, 2007.  To recognize the proceeds as revenue, the Company would have required a sufficient history of transactions to allow us to isolate the aspect of the settlement attributable to the gain associated with the process of litigation, separate from commercial compensation for the use of our intellectual property.  Sufficient evidence was not available to allow this distinction. The Patent License Agreement with Tandberg includes a ten year capture period, extending from the date of the agreement, during which patents filed with a priority date within the capture period would be licensed in addition to existing patents on the agreement date.  However, such additional patents would be licensed under the agreement solely for purposes of the manufacture, sale, license or other transfer of existing products of Tandberg and products that are closely related enhancements of such products based primarily and substantially on the existing products.  Avistar reviewed the existing products of Tandberg and considered the likelihood that future patent filings by the Company would relate to or otherwise affect existing Tandberg products and closely related enhancements thereto.  Avistar concluded that the filing for such additional patents was unlikely, and therefore concluded that the ten year capture period was not material from an accounting perspective related to revenue recognition.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment (SFAS 123R), which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The effect of recording stock-based compensation for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Stock-based compensation expense by type of award:
Employee stock options	$576	$668	$923	$1,807
Non-employee stock options	3	7	9	66
Employee stock purchase plan	5	30	2	90
Total stock-based compensation	584	705	934	1,963
Tax effect of stock-based compensation	—	—	—	—
Net effect of stock-based compensation on net income (loss)	$584	$705	$934	$1,963

As of September 30, 2008, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $5.7 million before estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 9% for its executive options and 39% for non-executive options. Accordingly, as of September 30, 2008, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $2.3 million, and therefore, the unrecognized stock-based compensation balance related to stock options was adjusted to approximately $3.4 million after estimated forfeitures.  This net amount will be recognized over an estimated weighted average amortization period of 2.3 years. During the three months ended September 30, 2008 and 2007, the Company granted 46,000 and 1,152,000 stock options with an estimated total grant-date fair value of $56,000 and $1.5 million, respectively. During the nine months ended September 30, 2008 and 2007, the Company granted 2,449,318 and 2,671,500 stock options with an estimated total grant-date fair value of $1.3 million and $3.7 million, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted during the three and nine months ended September 30, 2008 and 2007 using a Black-Scholes-Merton valuation model, consistent with the provisions of SFAS 123R and SEC Staff Accounting Bulletin (SAB) No. 107 (SAB 107). The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following weighted-average assumptions of both the three and nine month periods ended September 30, 2008 and 2007:

Employee Stock Option Plan

	Three and Nine Months Ended
	September 30, 2008	September 30, 2007
Expected dividend	—%	— %
Average risk-free interest rate	2.2%	4.6%
Expected volatility	115%	134%
Expected term (years)	2.9	6.1

Employee Stock Purchase Plan

	Three and Nine Months Ended
	September 30, 2008	September 30, 2007
Expected dividend	—%	—%
Average risk-free interest rate	1.9%	5.0%
Expected volatility	144%	154%
Expected term (months)	6.0	6.0

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

In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and available for sale investments) as of September 30, 2008 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$ 3,893	$3,893	$—	$ —
Commercial paper	—	—	—	—
Total cash equivalents	$ 3,893	$ 3,893	$—	$ —

4. Related Party Transactions

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), served as a director of the Company from February 2001 until June 2007. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During the three and nine months ended September 30, 2007, payments of approximately $64,000, and $150,000 were made to WSGR for legal services provided to the Company, respectively.

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

In accordance with SFAS 128, basic net (loss) income per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net (loss) income per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company excluded all outstanding stock options from the calculation of diluted net loss per share for the three and nine months ended September 30, 2008 and the three months ended September 30, 2007, because all such securities are anti-dilutive (owing to the fact that the Company was in a loss position during the time period). Accordingly, diluted net loss per share is equal to basic net loss per share for those periods. For the nine months ended September 30, 2007, due to the Company’s net income for the period, the Company included the net effect of the weighted average number of shares and dilutive potential common shares outstanding during the period in the calculation of diluted net income per share.

The following table set forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Numerator:
Net (loss) income	$(774)	$(4,126)	$(6,153)	$755
Denominator:
Basic weighted average shares outstanding	34,561	34,379	34,546	34,238
Add: dilutive employee and non employee stock options	—	—	—	780
Diluted weighted average shares outstanding	34,561	34,379	34,546	35,018
Basic and diluted net (loss) income per share	$(0.02)	$(0.12)	$(0.18)	$0.02

Due to the net loss position in the three months and nine months ended September 30, 2008 and the three months ended September 30, 2007, the total number of potential common shares excluded from the calculation of diluted net loss per share for the period was 2,143,638, 1,418,827 and 2,162,198 respectively.

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

The Company accounts for uncertain tax positions according to the provisions of FASB Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).   FIN 48 contains a two-step approach for recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it’s probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  No material changes have occurred in the Company’s tax positions taken as of December 31, 2007 during the nine months ended September 30, 2008.

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

	Intellectual Property Division	Products Division	Reconciliation	Total
Three Months Ended September 30, 2008 (unaudited)
Revenue	$1,424	$2,338	$(1,057)	$2,705
Depreciation expense	—	(136)	—	(136)
Total costs and expenses	(417)	(4,012)	1,057	(3,372)
Interest income	—	15	—	15
Interest expense	—	(122)	—	(122)
Net income (loss)	1,007	(1,781)	—	(774)
Assets	2,038	9,208	—	11,246
Three Months Ended September 30, 2007 (unaudited)
Revenue	$1,370	$1,438	$(1,057)	$1,751
Depreciation expense	—	(131)	—	(131)
Total costs and expenses	(962)	(6,009)	1,057	(5,914)
Interest income	—	93	—	93
Interest expense	—	(56)	—	(56)
Net income (loss)	408	(4,534)	—	(4,126)
Assets	3,280	8,835	—	12,115
Nine Months Ended September 30, 2008 (unaudited)
Revenue	$3,845	$4,972	$(3,171)	$5,646
Depreciation expense	—	(404)	—	(404)
Total costs and expenses	(1,746)	(7,325)	3,171	(5,900)
Interest income	—	82	—	82
Interest expense	—	(335)	—	(335)
Net income (loss)	2,099	(8,252)	—	(6,153)
Assets	2,038	9,208	—	11,246
Nine Months Ended September 30, 2007 (unaudited)
Revenue	$19,957	$5,255	$(15,171)	$10,041
Depreciation expense	—	(279)	—	(279)
Total costs and expenses	(6,882)	(17,720)	15,171	(9,431)
Interest income	—	307	—	307
Interest expense	—	(162)	—	(162)
Net income (loss)	13,075	(12,320)	—	755
Assets	3,280	8,835	—	12,115

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 50% and 62% of total revenues for the three months ended September 30, 2008 and 2007, respectively, and 51% and 75% of total revenues for the nine months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008 and 2007, international revenues from customers in the United Kingdom accounted for 12% and 14% of total product and services revenue, respectively, and 14% and 48% for the nine months ended September 30, 2008 and 2007, respectively. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

8. Notes Payable

On January 4, 2008, Avistar issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes (Notes). The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, Simon Moss, R. Stephen Heinrichs, William Campbell, and Craig Heimark, officer Darren Innes, and WS Investment Company (collectively, the Purchasers). The Company’s obligations under the Notes are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company pursuant to a Security Agreement among the Company and the Purchasers. The Notes have a two-year term, will be due on January 4, 2010 and are convertible prior to maturity.  Interest on the Notes will accrue at the rate of 4.5% per annum and will be payable semi-annually in arrears on June 4 and December 4 of each year, commencing on June 4, 2008.  From the one-year anniversary of the issuance of the Notes until maturity, the holders of the Notes will be entitled to convert the Notes into shares of common stock at an initial conversion price per share of $0.70.

9. Commitments and Contingencies

Facilities leases

The Company leases its facilities under operating leases that expire through March 2017. During 2008, the Company has subleased some of its operating facilities in San Mateo, California and New York, New York, and assigned its primary facility lease in London, United Kingdom. As a result of these subleases and assignment, the future minimum lease commitments under all facility leases as of September 30, 2008, net of sublease proceeds, are as follows (in thousands):

Three Months Ending December 31,	Amount
2008	$146
Year Ending December 31,
2009	581
2010	596
2011	705
2012	221
thereafter	173
Total future minimum lease payments	$2,422

Software Indemnifications

Avistar enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Avistar indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Avistar’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments Avistar could be required to make under these indemnification agreements is generally limited to the cost of products purchased per customer, but may be material when customer purchases since inception are considered in aggregate. Avistar has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, Avistar has no liabilities recorded for these agreements as of September 30, 2008.

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

On April 18, 2008, Avistar received a deficiency letter from The NASDAQ Stock Market indicating that Avistar does not comply with Marketplace Rule 4310(c)(4), which requires the Company to have a minimum bid price of $1.00 for continued listing.  The NASDAQ Staff noted that for the 30 consecutive business days prior to the date of its letter, the bid price of Avistar’s common stock closed below $1.00 per share.  The Company was provided 180 calendar days, or until October 15, 2008, to regain compliance.

On June 30, 2008, Avistar received a notice from The NASDAQ Stock Market’s Listing Qualifications Panel that the Panel has decided to grant Avistar an exception to the continued listing requirements of the NASDAQ Capital Market through August 29, 2008. Under the terms of the exception, during the period from July 1, 2008 to August 29, 2008, Avistar was required to demonstrate the ability to close above a $35 million market value for its listed securities for ten consecutive trading days.

On August 19, 2008, Avistar received a notice from The NASDAQ Stock Market’s Listing Qualifications Director, and on August 25, 2008 Avistar received a subsequent letter from the NASDAQ Hearings Panel that Avistar had re-gained full compliance with the continued listing standards of the NASDAQ Capital Market.

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

Overview

Avistar creates technology that provides the missing critical element in unified communications: bringing people in organizations face-to-face, through enhanced communications for true collaboration anytime, anyplace. Our latest product, Avistar C3, draws on over a decade of market experience to deliver a single-click desktop videoconferencing and collaboration experience that moves business communications into a new era. Available as a stand-alone solution, or integrated with existing unified communications software from other vendors, Avistar C3 users gain an instant messaging-style ability to initiate video communications across and outside the enterprise. Patented bandwidth management enables thousands of users to access desktop videoconferencing, Voice over IP (VoIP) and streaming media without requiring substantial new network investment or impairing network performance.  By integrating Avistar C3 tightly into the way they work, our customers can use our solutions to help reduce costs and improve productivity and communications within their enterprise and between enterprises, and to enhance their relationships with customers, suppliers and partners. Using Avistar C3 software and leveraging video, telephony and Internet networking standards, Avistar solutions are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system directly and indirectly to the small and medium sized business, or SMB and globally distributed organizations, or Enterprise, markets comprising the Global 5000. Our objective is to establish our technology as the standard for networked visual unified communications and collaboration through limited direct sales, indirect channel sales/partnerships, and the licensing of our technology to others. We also seek to license our broad portfolio of patents covering, among other areas, video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation.

We have three go-to-market strategies. Product and Technology Sales involves direct and channel sales of video and unified communications and collaboration solutions and associated support services to the Global 5000. Partner and Technology Licensing involves co-marketing, sales and development, embedding, integration and interoperability to enterprises. IP Licensing involves the prosecution, maintenance, support and licensing of the intellectual property that we have developed, some of which is used in our products.

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of September 30, 2008, we held 80 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace.

In September 2007 and March 2008, we announced corporate initiatives aimed at increasing our product sales, expanding our customer deployments and support, improving our corporate efficiency and increasing our development capacity.  The components of these initiatives include:

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

•	Engaging the market with a new, dynamic application integration and software-only product set with video as the primary, empowering technology;

•
Implementing aggressive cost control measures structured to effectively align operations and to address Microsoft's requests for re-examination of our U.S. Patents, while still allowing us to continue to invest in our product line and to license our intellectual property and technology,

•	A reduction in our employees from an average of 88 in 2007 to approximately 49 on September 30, 2008; and

•	Pursuing multiple distribution, services and technology partners.

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

On February 25, 2008 we announced that Microsoft Corporation had filed requests for re-examination of 24 of our 29 U.S. patents. Subsequently, Microsoft also filed requests for re-examination of our remaining five U.S. patents.  On June 10, 2008 we announced that the U.S. Patent and Trademark Office (USPTO) had completed its review of Microsoft’s requests for re-examination and had rejected 19 of the re-examination applications in their entirety, and the majority of the arguments for one additional application. The USPTO agreed to re-examine, either in part or fully, 10 of our existing U.S. patents.  Subsequently, Microsoft submitted five petitions for reconsideration of the USPTO’s rejection of Microsoft’s re-examination applications.  The USPTO’s review of the five petitions for reconsideration is currently in process, with an indeterminate time period established for their decision on Microsoft’s request.

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

Revenue Recognition

We derive product revenue from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. We also derive revenue from fees for installation, maintenance, support, training services and software development. In addition, we derive revenue from the licensing of our intellectual property portfolio. Product revenue as a percentage of total revenue was 48% and 32% for three months ended September 30, 2008 and 2007, respectively and 37% and 25% for nine months ended September 30, 2008 and 2007, respectively.

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

•
Delivery has occurred. We deliver software and hardware to our customers physically and the Company has no further obligations with respect to the agreement for which it does not have vendor specific objective evidence of fair value. Our standard delivery terms are FOB shipping point.

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

We recognize service revenue from software development contracts in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Product and implementation revenue related to contracts for software development is recognized using the percentage of completion method, when all of the following conditions are met: a contract exists with the customer at a fixed price, we expect to fulfill all of our material contractual obligations to the customer for each deliverable of the contract, a reasonable estimate of the costs to complete the contract can be made, and collection of the receivable is probable. Amounts billed to customers in excess of revenues recognized to date are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets. Assumptions used for recording revenue and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs to complete the contract. Any anticipated losses on contracts in progress are charged to earnings when identified.

We also recognize revenue from the licensing of our intellectual property portfolio according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to our intellectual property is granted after the commencement of litigation between us and the licensee, the proceeds of such transaction are recognized as licensing revenue by us only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, consistent with FASB CON 6. As of September 30, 2008, these criteria for recognizing license revenue following the commencement of litigation have not been met, and proceeds received after commencement of litigation have therefore been recorded in “income from settlement and patent licensing” in our statement of operations.

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

On September 8, 2008 and on September 9, 2008, we entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which we agreed to integrate our bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services. An initial cash payment of $3.0 million was made by IBM to us on November 7, 2008.  We expect IBM to make two additional non-refundable payments of $1.5 million, each associated with scheduled phases of delivery.  IBM has agreed to make future royalty payments to us equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold, and maintenance payments received from existing customers, which incorporate our technology.  The agreements have a five year term and are non-cancelable except for material default by either party.  The agreements also convey to IBM a non-exclusive world-wide license to our patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.

We have determined the value of maintenance based on VSOE, and allocated the residual portion of the initial $6.0 million to the integration project.  The residual portion is being recognized under the percentage of completion method and the maintenance revenue will be recognized over the future maintenance service period.  We believe there are no future deliverables associated with the intellectual property patent licenses, no additional provision for this element has been made.  For the quarter ended September 30, 2008, we recognized $376,000 in product revenue and $113,000 is in service revenue. The remaining $4.8 million is expected to be recognized in product revenue under the percentage of completion method over the projected development time of 15 months. The estimate of current period percentage of completion requires significant management judgment and is subject to updates in future periods until the project is complete.

To date, a significant portion of our revenue has resulted from sales to a limited number of customers, particularly Deutsche Bank AG, UBS AG and their affiliates, Sony, SCEI and Radvision. Collectively, Deutsche Bank AG, UBS AG and their affiliates, Sony and SCEI and Radvision accounted for approximately 81% and 86% of total revenue for the nine month periods ended September 30, 2008 and 2007, respectively. As of September 30, 2008, approximately 88% of our gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of our gross accounts receivable. As of September 30, 2007, approximately 82% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 50% and 62% of total revenues for the three months ended September 30, 2008 and 2007, respectively, and 51% and 75% of total revenues for the nine months ended September 30, 2008 and 2007, respectively.

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

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends, and the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts were to be understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of September 30, 2008, two customers represented 73% and 15% of our gross accounts receivable balance. As of December 31, 2007, three customers represented 38%, 30% and 10% of our gross accounts receivable balance.

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

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue		Percentage of Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Product	48%	32%	37%	25%
Licensing	14	18	12	48
Services, maintenance and support	38	50	51	27
Total revenue	100	100	100	100
Costs and Expenses:
Cost of product revenue	27	38	29	21
Cost of services, maintenance and support revenue	22	28	30	17
Income from settlement and patent licensing	(39)	(60)	(56)	(151)
Research and development	41	115	70	55
Sales and marketing	23	90	49	46
General and administrative	51	127	83	106
Total costs and expenses	125	338	205	94
(Loss) income from operations	(25)	(238)	(105)	6
Other income (expense):
Interest income	1	5	2	3
Other expense, net	(5)	(3)	(6)	(2)
Total other (expense) income, net	(4)	2	(4)	1
Net income (loss)	(29)%	(236)%	(109)%	7%

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenue

Total revenue increased by $954,000 or 54%, to $2.7 million for the three month period ended September 30, 2008, from $1.8 million for the three months ended September 30, 2007. The increase was due primarily to an increase in revenue from a technology partner in the quarter ended September 30, 2008, and an increase from professional on-site services provided to an existing customer.

•     Product revenue increased by $758,000 or 137%, to $1.3 million for the three month period ended September 30, 2008, from $555,000 for the three months ended September 30, 2007. The increase was due primarily to revenue of $376,000 from IBM in the quarter ended September 30, 2008.

•     Licensing revenue, relating to the licensing of our patent portfolio, increased by $54,000, or 17%, to $367,000 for the three months ended September 30, 2008, from $313,000 for the three months ended September 30, 2007, due to an increase in ongoing royalty revenue from Sony.  No new licensing agreements occurred in the quarter ended September 30, 2008 or 2007.

•     Services, maintenance and support revenue, which includes our installation services, funded software development and maintenance and support, increased by $142,000, or 16%, to $1.0 million for the three months ended September 30, 2008, from $883,000 for the three months ended September 30, 2007, due primarily to an increase in revenue from professional on-site services provided to an existing customer.

For the three months ended September 30, 2008, revenue from four customers accounted for 89% of total revenue compared to three customers and 82% for the three months ended September 30, 2007. No other customer accounted for greater than 10% of total revenue.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and Expenses

Cost of product revenue. Cost of product revenue increased by $62,000, or 9%, to $720,000 for the three months ended September 30, 2008, from $658,000 for the three months ended September 30, 2007. The cost of product revenue increase was less than proportional to the increase in product revenue primarily due to the mix of IBM revenue, which has no associated cost of sales.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue increased by $91,000, or 18%, to $584,000 for the three months ended September 30, 2008, from $493,000 for the three months ended September 30, 2007. This increase in cost of services revenue was due to the associated freight on higher product sales for the three months ended September 30, 2008.

Income from settlement and patent licensing. Income from settlement and patent licensing was $1.1 million for the three month periods ended September 30, 2008 and September 30, 2007, reflecting the amortization of the net proceeds from the November 2004 Polycom settlement and cross-license agreement over a five year period, beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses decreased by $898,000, or 44%, to $1.1 million for the three months ended September 30, 2008 from $2.0 million for the three months ended September 30, 2007.  This decrease was primarily due to a reduction in personnel and personnel related expenses, including an $86,000 reduction in stock based compensation expense and a decrease in the use of external labor.

Sales and marketing. Sales and marketing expenses decreased by $949,000, or 60%, to $634,000 for the three months ended September 30, 2008, from $1.6 million for the three months ended September 30, 2007. The decrease was due primarily to a reduction in personnel and personnel related expenses, including a $104,000 reduction in stock based compensation expense.

General and administrative. General and administrative expenses decreased by $848,000, or 38% to $1.4 million for the three months ended September 30, 2008, from $2.2 million for the three months ended September 30, 2007. The decrease was due primarily to a reduction in legal expense associated with patent prosecution and filing expenses, and a decrease in personnel and personnel related expenses.

Other Income

Interest income decreased by $78,000, or 84%, to $15,000 for the three months ended September 30, 2008, from $93,000 for the three months ended September 30, 2007. The decrease was due to lower interest income due to both a decrease in interest rates and a decrease in the average outstanding balance of investments that earned interest in the three months ended September 30, 2008 compared to the same period in 2007.

Other expense, net, increased by $66,000, or 118%, to $122,000 for the three months ended September 30, 2008, from $56,000 for the three months ended September 30, 2007. The increase was due to higher interest expense due to a higher balance of debt outstanding during the three months ended September 30, 2008 compared to the same period in 2007.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenue

Total revenue decreased by $4.4 million, or 44%, to $5.6 million for the nine months ended September 30, 2008, from $10.0 million for the nine months ended September 30, 2007. The decrease was primarily the result of the $4.0 million of revenue from Radvision recognized in 2007, and decreased products sold to new customers in 2008 compared to 2007.

•    Product revenue decreased by $402,000, or 16%, to $2.1 million for the nine months ended September 30, 2008, from $2.5 million for the nine months ended September 30, 2007. The decrease was due to decreased sales to existing customers in the nine month period ended September 30, 2008, as compared to the same period in 2007.

•    Licensing revenue, relating to the licensing of our patent portfolio, decreased by $4.2 million, or 86%, to $674,000 for the nine months ended September 30, 2008, from $4.9 million for the nine months ended September 30, 2007. The decrease was primarily attributable to the lack of new licensing agreements in the nine months ended September 30, 2008 compared to the Radvision licensing agreement, which resulted in an additional $4.0 million in licensing revenue in the nine months ended September 30, 2007.

•    Services, maintenance and support revenue, which includes our installation services, funded software development and maintenance and support, increased by $199,000, or 7%, to $2.9 million for the nine months ended September 30, 2008, from $2.7 million for the nine months ending September 30, 2007.   The increase was primarily attributable to an increase in revenue from professional on-site services provided to an existing customer.

For the nine months ended September 30, 2008, revenue from three customers accounted for 81% of total revenue, each of whom accounted for greater than 10% of total revenue. For the nine months ended September 30, 2007, revenue from three customers accounted for 78% of total revenue, each of whom accounted for greater than 10% of total revenue. We expect that there will be significant customer concentration in future quarters.  The loss of any one of those customers would have a material adverse impact on our financial condition and operating results.

Costs and Expenses

Cost of product revenue. Cost of product revenue decreased by $454,000, or 22%, to $1.6 million for the nine months ended September 30, 2008, from $2.1 million for the nine months ended September 30, 2007. The decrease was primarily attributable to lower product sales and a decrease in personnel and personnel related expenses for the assembly and testing of such products, including a decrease of $62,000 in stock based compensation expense.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue was $1.7 million for the nine months ended September 30, 2008 and 2007.

Income from settlement and patent licensing. Income from settlement and patent licensing decreased by $12.0 million, or 79%, to $3.2 million for the nine months ended September 30, 2008, from $15.2 million for the nine month period ended September 30, 2007. The decrease was due to the Settlement and Patent License Agreement entered into with Tandberg ASA and its subsidiaries in February 2007, which resulted in a cash payment to us of $12.0 million. The nine months ended September 30, 2008 and 2007 each also reflect $3.2 million of amortization of the net proceeds from the November 2004 Polycom settlement and cross-license agreement, recognized over a five year period beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses decreased by $1.6 million, or 29%, to $3.9 million for the nine months ended September 30, 2008 from $5.5 million for the nine months ended September 30, 2007. The decrease was primarily attributable to a decrease in personnel and personnel related expenses, including a decrease of $319,000 in stock based compensation expense.

Sales and marketing. Sales and marketing expenses decreased by $1.9 million, or 40%, to $2.8 million for the nine months ended September 30, 2008 from $4.6 million for the nine months ended September 30, 2007. The decrease was primarily attributable to a decrease in personnel and personnel related expenses, including a decrease of $493,000 in stock based compensation expense.

General and administrative. General and administrative expenses decreased by $5.9 million, or 56% to $4.7 million for the nine months ended September 30, 2008 from $10.6 million for the nine months ended September 30, 2007. The decrease was due primarily to $4.7 million in legal fees associated with our litigation against Tandberg for patent infringement that occurred during the nine months ended September 30, 2007, with no comparable expense in the same period during 2008.   Additionally, to a lesser extent, there was a decrease in personnel and personnel related expenses including a decrease of $155,000 in stock based compensation expense, partially offset by increased employee severance expense, incurred primarily during the first quarter of 2008.

Other income

Interest income decreased by $225,000, or 73%, to $82,000 for the nine months ended September 30, 2008, from $307,000 for the nine months ended September 30, 2007. The decrease was due to lower interest income due to both a decrease in interest rates and a decrease in the average outstanding balance of investments that earned interest in the nine months ended September 30, 2008, as compared to the same period in 2007.

Other expense, net, increased by $173,000, or 107%, to $335,000 for the nine months ended September 30, 2008, from $162,000 for the nine months ended September 30, 2007. The increase was due to higher interest expense due to a higher outstanding balance of debt outstanding during the nine months ended September 30, 2008, as compared to the same period in 2007.

Liquidity and Capital Resources

We had cash and cash equivalents of $4.4 million as of September 30, 2008, and cash, cash equivalents and short-term investments of $4.9 million as of December 31, 2007. For the nine months ended September 30, 2008, we had a net increase in cash and cash equivalents of $367,000. The net cash used by operations of $9.3 million for the nine months ended September 30, 2008 resulted primarily from the net loss of $6.2 million, a decrease in deferred income from settlement and patent licensing of $4.2 million, an increase in accounts receivable of $2.7 million, a decrease in account payable of $395,000, all offset by an increase in deferred services revenue and customer deposits of $1.5 million, non-cash expenses of $1.3 million,  and a decrease in deferred settlement and patent licensing costs of $1.0 million.  The net cash provided by investing activities of $720,000 for the nine months ended September 30, 2008 was primarily due to the maturities of short-term investments of $799,000.  The net cash provided by financing activities of $9.0 million for the nine months ended September 30, 2008 related primarily to $7.0 million in proceeds from the issuance of convertible debt in January 2008, and $7.0 million of borrowings on our line of credit, offset by payments made on our line of credit of $5.1 million.

Our accounts receivable increased by $2.7 million, or 194%, to $4.1 million on September 30, 2008 from $1.4 million on December 31, 2007.  This increase was due to a $3.0 million receivable from IBM, related to the Licensed Works Agreement and Patent License Agreement entered into on September 8, 2008 and on September 9, 2008.   The $3.0 million payment was received by Avistar on November 7, 2008.

At September 30, 2008, we had open purchase orders and other contractual obligations of approximately $431,000 primarily related to inventory purchase commitments. We also have commitments that consist of obligations under our operating leases. These purchase order commitments and contractual obligations are reflected in our financial statements once goods or services have been received or payments related to the obligations become due. A table summarizing our minimum purchase commitments to our contract manufacturers and our minimum commitments under non-cancelable operating leases as of December 31, 2007 is included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008. In 2008, we subleased some of our office facilities in San Mateo, California and New York, New York, and assigned our primary facility lease in London, United Kingdom.

As a result of these subleases and assignment, our future minimum lease commitments under all facility leases as of September 30, 2008, net of projected sublease proceeds, are as follows (in thousands):

Three Months Ending December 31,	Amount
2008	$146
Year Ending December 31,
2009	581
2010	596
2011	705
2012	221
thereafter	173
Total future minimum lease payments	$2,422

 As of September 30, 2008, we had no material off-balance sheet arrangements, other than the operating leases described in the contractual obligations table above.   We enter into indemnification provisions under agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of September 30, 2008, we have not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and therefore, we have no liabilities recorded for these agreements as of September 30, 2008.

Due to the implementation of aggressive cost control measures structured to effectively align operations to predictable revenues, as discussed in Item 1A. Risk Factors in this Form 10Q, we currently believe that our existing cash and cash equivalents balance and line of credit will provide us with sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of product, services and patent licensing revenues and income, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales, partnering and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, and the costs involved in maintaining, defending and enforcing patent claims and other intellectual property rights, all of which may impact our ability to achieve and maintain profitability or generate positive cash flows.

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

None.

Item 1A. Risk Factors

Factors Affecting Future Operating Results

We have incurred substantial losses in the past and may not be profitable in the future.

We recorded a net loss of $6.2 million for the nine months ended September 30, 2008, a net loss of $2.9 million for fiscal year 2007, and a net loss of $8.1 million for fiscal year 2006. As of September 30, 2008, our accumulated deficit was $112 million. Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses, which have been reduced recently, may increase as we continue to develop our business and pursue licensing opportunities. As a result, to become profitable, we will need to increase our revenue and income from settlement and patent licensing by increasing sales to existing customers and by attracting additional new customers, distribution partners and licensees. If our revenue does not increase adequately, we may not become profitable. Due to the volatility of our product and licensing revenue and our income from settlement and patent licensing activities, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis. If we fail to achieve or to maintain profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available on acceptable terms, could cause our business to suffer.

We may need to arrange for the availability of additional funding in order to meet our future business requirements. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.  We have in the past, and may in the future, reduce our expenditures by reducing our employee headcount in order to better align our expenditures with our available resources.  Any such reductions may adversely affect our ability to maintain or grow our business.

We are in the process of implementing changes in our organizational structure, sales, marketing and distribution strategies, licensing efforts and strategic direction, which, if unsuccessful, could adversely affect our business and results of operations.

In July 2007, Simon Moss was appointed as President of the products division of our company.  In September 2007, William Campbell resigned from the position of Chief Operating Officer, and in November 2007, we announced that Gerald Burnett was resigning from his position as our Chief Executive Officer effective January 1, 2008 and that he would be replaced in that position by Simon Moss.  In addition, during the second half of 2007 and the nine months ended September 30, 2008, we implemented a number of other management changes.   In September 2007 and March 2008, we announced an intensive set of corporate initiatives aimed at increasing our product sales, expanding our customer deployments and support, improving our corporate efficiency and increasing our development capacity.  The components of this initiative included:

•
Supplementing our position in the financial services vertical by expanding our market focus to additional verticals through indirect distribution partners, where our collaboration products can help global organizations speed business processes, save costs and reduce their carbon footprints;

•
Implementing aggressive cost control measures structured to effectively align operations  with predictable revenues and to address Microsoft's requests for re-examination of our U.S. Patents, while still allowing us to continue to invest in our product line and to license our intellectual property and technology,

•	A reduction in our employees from an average of 88 in 2007 to approximately 49 at September 30, 2008; and

•	Pursuing multiple distribution, services and technology licensing partners.

These and other changes in our business are aimed at reducing our structural costs, increasing our organizational and partner-driven capacity, leveraging our reputation for innovation and intellectual property leadership, and growing and expanding our business.  However, these organizational changes and initiatives involve transitional costs and expenses and result in uncertainty in terms of their implementation and their impact on our business.  As with any significant organizational change, our initiatives will take time to implement, and the results of these initiatives may not be fully apparent in the near term.  If our initiatives are unsuccessful in achieving our stated objectives, our business could be harmed and our results of operations and financial condition could be adversely affected.

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

Additionally, on April 18, 2008, we received a deficiency letter from The NASDAQ Stock Market indicating that Avistar did not comply with Marketplace Rule 4310(c)(4), which requires us to have a minimum bid price of $1.00 for continued listing.  The NASDAQ Staff noted that for the 30 consecutive business days prior to the date of its letter, the bid price of our common stock closed below $1.00 per share.  We were provided 180 calendar days, or until October 15, 2008, to regain compliance with this requirement.

On August 19, 2008, we received a notice from The NASDAQ Stock Market’s Listing Qualifications Director, and on August 25, 2008 we received a subsequent letter from the NASDAQ Hearings Panel that Avistar has re-gained full compliance with the continued listing standards of the NASDAQ Capital Market.

There can be no assurance that we will remain in compliance with The NASDAQ’s continued listing standards on The NASDAQ Capital Market, which may cause an adverse impact on the market price and liquidity of our common stock, and our stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Delisting of our common stock from The NASDAQ Capital Market could also have a materially adverse effect on our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel. In addition, institutional investors may no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

Our common stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control, which may prevent our stockholders from reselling our common stock at a profit.

The trading price of our common stock has in the past been and could in the future be subject to significant fluctuations in response to:

•	general trends in the equities market, and/or trends in the technology sector;

•	quarterly variations in our results of operations;

•	announcements regarding our product developments;

•	the size and timing of agreements to license our patent portfolio or enter into technology or distribution partnerships;

•	developments in the examination of our patent applications and the re-examination of some of our issued patents by the U.S. Patent and Trademark Office;

•	announcements of technological innovations or new products by us, our customers or competitors;

•	announcements of competitive product introductions by our competitors;

•	changes in the status of our listing on The NASDAQ Capital Market;

•	limited trading volume of shares; and,

•	developments or disputes concerning patents or proprietary rights, or other events.

If our revenue and results of operations are below the expectations of public market securities analysts or investors, then significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have recently experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology and micro-cap companies, and which often are unrelated and disproportionate to the operating performance of specific companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock.

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

Our principal stockholders can exercise a controlling influence over our business affairs and they may make business decisions with which you disagree and which may affect the value of your investment.

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 59% of our common stock as of September 30, 2008. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

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

Our ability to achieve profitability depends in part on the widespread adoption of networked video communications systems and the sale and adoption of our video system in particular, either as a separate solution or as a technology integrated into a unified communications platform. If the market for our system and technology fails to grow or grows more slowly than we anticipate, we may not be able to increase revenue or achieve profitability. The market for our system is relatively new and evolving. We have to devote substantial resources to educating prospective customers, distributors and technology partners about the uses and benefits of our system and the value added through the adoption of our technology. Our efforts to educate potential customers and partners may not result in our system achieving broad market acceptance. In addition, businesses that have invested or may invest substantial resources in other video products may be reluctant or slow to adopt our system or technology. Consequently, the conversion from traditional methods of communication to the extensive use of networked video and unified communications may not occur as rapidly as we wish.

Our lengthy sales cycle to acquire new customers, large follow-on orders, distributors and technology partners may cause our operating results to vary significantly and make it more difficult to forecast our revenue.

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

Our lengthy sales cycle is one of the factors that has caused, and may continue to cause our operating results to vary significantly from quarter-to-quarter and year-to-year in the future. This makes it difficult for us to forecast revenue, and could cause volatility in the market price of our common stock.  Our shift to indirect distribution partners further limit the visibility we have on the progress and timing of large initial or follow-on orders. A lost or delayed order could result in lower than expected revenue in a particular quarter or year. There is also a tendency in the technology industry to close business deals at the end of a quarter, thereby increasing the likelihood that a possible material deal would not be concluded in a current quarter, but slip into a subsequent reporting period. This kind of delay may result in a given quarter’s performance being below shareholder expectations.

Because we still depend on a few customers for a majority of our product revenue, services revenue, and income from settlement and patent licensing, the loss of one or more of them could cause a significant decrease in our operating results.

To date, a significant portion of our revenue and income from settlement and patent licensing has resulted from sales or licenses to a limited number of customers, particularly Deutsche Bank AG, UBS AG, Polycom, Inc., Radvision Ltd., and Sony and SCEI and their affiliates.  Collectively, Deutsche Bank AG, UBS AG, Polycom, Inc., Sony Corporation, and their affiliates accounted for approximately 88% of combined revenues and income from settlement and patent licensing for the nine months ended September 30, 2008. As of September 30, 2008, approximately 88% of our gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2007, approximately 78% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable.

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

Difficulties or delays in integrating our products with technology partner’s products could harm our revenue and margins.

We generally recognize initial product and installation revenue upon the installation of our system in those cases where we are responsible for installation, which often entails working with sophisticated software and computing and communications systems. Under certain circumstances initial product and installation revenue is recognized under the percentage of completion method. The estimate of current period percentage of completion requires significant management judgment and is subject to updates in future periods until the project is complete. If we experience difficulties with installations or do not meet deadlines due to delays caused by our customers or ourselves, we could be required to devote more customer support, technical, engineering and other resources to a particular installation, modification or enhancement project, and revenue may be delayed.

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

The U.S. and global economy may enter a severe recession or even a depression, and our customers and potential customers, partners and distributor may delay or forego ordering our products, and we could fall short of our revenue expectations for 2008 and beyond. Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had, and could in the future have, a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

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

On February 25, 2008 we announced that Microsoft Corporation had filed requests for re-examination of 24 of our 29 U.S. patents. Subsequently, Microsoft also filed requests for re-examination of our remaining five U.S. patents.  On June 10, 2008 we announced that the USPTO had completed its review of Microsoft’s requests for re-examination and had rejected 19 of the re-examination applications in their entirety, and the majority of the arguments for one additional application. The USPTO agreed to re-examine, either in part or fully, 10 of our existing patents.  Subsequently, Microsoft submitted five petitions for reconsideration of USPTO’s rejection of Microsoft’s re-examination applications.  The USPTO’s review of the five petitions for reconsideration is currently in process, with an indeterminate time period established for their decision on Microsoft’s request.

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

If we are unable to expand our indirect distribution channel, our business will suffer.

To increase our revenue, we must increase our indirect distribution channels, such as systems integrators, product partners and/or value-added resellers, which is a focus of our go-to market strategy, and/or effect sales through our customers. If we are unable to increase our indirect distribution channel due to our own cost constraints, limited availability of qualified partners or other reasons, our future revenue growth may be limited and our future operating results may suffer. We cannot assure you that we will be successful in attracting, integrating, motivating and retaining sales personnel and channel partners. Furthermore, it can take several months before a new hire or channel partner becomes a productive member of our sales force effort. The loss of existing salespeople, or the failure of new salespeople and/or indirect sales partners to develop the necessary skills in a timely manner, could impact our revenue growth.

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

Failure to achieve or effectively manage growth will harm our business, financial condition and operating results. Furthermore, in order to remain competitive or to expand our business, we may find it desirable in the future to acquire other businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, to finance the acquisition or to integrate the acquired businesses, products or technologies into our existing business and operations. In addition, completing a potential acquisition and integrating an acquired business may strain our resources and require significant management time.

Our international operations expose us to potential tariffs and other trade barriers, unexpected changes in foreign regulatory requirements and laws and economic and political instability, as well as other risks that could adversely affect our results of operations.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 50% and 62% of total revenues for the three months ended September 30, 2008 and 2007, respectively, and 51% and 75% of total revenues for the nine months ended September 30, 2008 and 2007, respectively. Some of the risks we may encounter in conducting international business activities include the following:

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

10.21+	Licensed Works Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008.

10.22+	Licensed Works Agreement Statement of Work between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008.

10.23+	Patent License Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 9, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________________________

+Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the U.S. Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November 2008.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ SIMON B. MOSS
Simon B. Moss
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ROBERT J. HABIG
Robert J. Habig
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.21+	Licensed Works Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008.

10.22+	Licensed Works Agreement Statement of Work between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008.

10.23+	Patent License Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 9, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________________________

+Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the U.S. Securities and Exchange Commission