Form 10-K
period 2008-12-31
AVISTAR COMMUNICATIONS CORP
filed 2009-03-31
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐                                                                                  Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2008 was $11,617,788. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2009, the registrant had outstanding 34,756,861 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference into Part III of this Annual Report on Form 10-K specific portions of its Proxy Statement for its 2009 Annual Meeting of Stockholders.

AVISTAR COMMUNICATIONS CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2008

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

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website when such reports are available on the U.S. Securities and Exchange Commission (SEC) website (see “Company—Investor Relations—SEC Information”). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing.

Overview

Avistar creates technology that provides the missing critical element in unified communications: bringing people in organizations face-to-face, through enhanced communications for true collaboration anytime, anyplace. Our latest product, Avistar C3, draws on over a decade of market experience to deliver a single-click desktop videoconferencing and collaboration experience that moves business communications into a new era. Available as a stand-alone solution, or integrated with existing unified communications software from other vendors, Avistar C3 users gain an instant messaging-style ability to initiate video communications across and outside the enterprise. Patented bandwidth management enables thousands of users to access desktop videoconferencing, Voice over IP (VoIP) and streaming media without requiring substantial new network investment or impairing network performance.  By integrating Avistar C3 tightly into the way they work, our customers can use our solutions to help reduce costs and improve productivity and communications within their enterprise and between enterprises and, to enhance their relationships with customers, suppliers and partners. Using Avistar C3 software and leveraging video, telephony and Internet networking standards, Avistar solutions are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system directly and indirectly to the small and medium sized business, or SMB and globally distributed organizations, or Enterprise, markets comprising the Global 5000. Our objective is to establish our technology as the standard for networked visual unified communications and collaboration through limited direct sales, indirect channel sales/partnerships and the licensing of our technology to others. We also seek to license our broad portfolio of patents covering, among other areas, video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of December 31, 2008, we held 96 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace.

In late 2007 and 2008, we implemented corporate initiatives aimed at increasing our product sales, expanding our customer deployments and support, improving our corporate efficiency and increasing our development capacity.  The components of these initiatives include:

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

•	A reduction in our employees from an average of 88 in 2007 to approximately 50 on December 31, 2008; and

•	Pursuing multiple distribution, services and technology partners.

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

We believe high quality visual unified communications allow businesses to improve collaboration and thereby offer them the opportunity to increase productivity, enhance customer service and revenue generation, and facilitate business-to-business interactions that reduce costs, all on an accelerated basis. We also believe that, just as every organization now relies on a telephone network, and most businesses increasingly rely on the Internet, a market is emerging in which businesses and other organizations will choose to rely on fully integrated video, audio and data collaboration, regardless of networks, to make their business applications more effective.

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

Patent Licensing

We derive a significant portion of our annual revenues by licensing our broad portfolio of patents covering, among other areas, video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation. This broad suite of patents enables much of the functionality of our Avistar C3 platform. Licenses to third parties may cover part of or all of our patent portfolio. End-to-end rich media collaborative application companies which have taken licenses to our patents include firms such as Polycom, Inc., Tandberg ASA, Sony Corporation and Sony Computer Entertainment Inc. (SCEI), Emblaze-VCON Ltd., Radvision, LifeSize Communications, Inc. and International Business Machines Corp. (IBM). Examples of the many patented innovations in our portfolio include: the handling of decentralized video call endpoints, unshielded twisted pair video conferencing, with data conferencing and desktop workstation echo cancellation. We maintain and support an active program to protect and grow our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. As of December 31, 2008, we had 96 U.S. and foreign patents covering various aspects of our technology, with expiration dates ranging from 2013 to 2018, and have over 28 pending patent applications. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with licensees, proprietary information agreements with employees and consultants, and other security measures. We also rely on trademarks and trade secret laws to protect our intellectual property.

Segment Information

We operate through two segments:

•	Our products division engages in the design, development, manufacture, sale and marketing of networked video communications products.

•	Our intellectual property division engages in the development, prosecution, maintenance, support and licensing of the intellectual property and technology used in our video communications system.

Financial information regarding these segments is provided in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.  Financial information relating to revenues and other operating income, net loss, operating expenses and total assets for the three years ended December 31, 2008, can be found in our Consolidated Financial Statements attached hereto.

Customers

Video Communications Products

As of December 31, 2008, we have licensed and recognized revenue with respect to over 22,000 end-users at over 400 customer sites in approximately 151 cities in over 40 countries. Because many of our customers operate on a decentralized basis, decisions to purchase our systems are often made independently by individual business units. As such, a single company may represent several separate accounts, and multiple customer sites may relate to the same company.

For the year ended December 31, 2008, Deutsche Bank AG and its affiliates, UBS Warburg LLC and its affiliates,  IBM and Sony Corporation accounted for 40%, 19%, 18% and 11% of our total revenues, respectively. For the year ended December 31, 2007, Radvision Ltd., Deutsche Bank AG and its affiliates, and UBS Warburg LLC and its affiliates accounted for 33%, 24% and 18% of our total revenues, respectively. For the year ended December 31, 2006, Sony Corporation, Deutsche Bank AG and its affiliates, and UBS Warburg LLC and its affiliates accounted for 38%, 25% and 20% of our total revenues, respectively. The level of sales to any customer may vary from quarter to quarter, and while we continue to expand our indirect sales channel, we expect that significant customer concentration will continue for the foreseeable future. The loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could have a material adverse impact on our financial condition or results of operations.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia comprised 51%, 72% and 75% of total revenue for 2008, 2007and 2006, respectively. For 2008, 2007and 2006, revenues to customers in the United Kingdom accounted for 22%, 12% and 12% of total revenue, respectively.

Licensing Activities

We derived 11% or $954,000, 42%, or $5.0 million and 39%, or $5.2 million, of our annual revenues in 2008, 2007 and 2006, respectively, by licensing our broad portfolio of patents to third parties covering video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation. Our license revenue in 2008 was primarily generated by licenses granted to Sony Corporation and its subsidiaries.  License revenue in 2007 was primarily generated by licenses granted to Radvision Ltd. and Sony Corporation and its subsidiaries, including SCEI. Radvision agreed to make an up-front license payment of $4.0 million in the three months ended June 30, 2007.  License revenue in 2006 was primarily due to a license to Sony Corporation and its subsidiaries. Sony Corporation agreed to make an up-front license payment of $5.0 million and future royalty payments, which was recognized by us as licensing revenue in the three months ended September 30, 2006.

Sales and Marketing

Direct Sales. We have a direct sales force in the United States and Europe consisting of sales managers located in New York and London. Sales managers have direct responsibility for selling and account management of our technology at customer sites.

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

Backlog

We had a backlog of $326,000 in product orders at December 31, 2008. Backlog is not necessarily indicative of past or future operating results.

Research and Development

We believe that strong system development capabilities are essential to our strategy. Our research and development efforts focus on enhancing our core technology, developing additional applications, addressing emerging technologies, standards and protocols, and engaging in patent generation activities. Our system development team consists of engineers and software developers with experience in video and data networking, voice communications, video and data compression, email, collaboration and Internet technologies. We believe that our diverse technical expertise contributes to the highly integrated functionality of our system. We devote a significant amount of our resources to research and development as this is core to our business strategy and ongoing success.  Our research and development expense for the years ended December 31, 2008, 2007 and 2006 was $5.2 million, $7.7 million and $5.8 million, respectively.

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

We held 37 United States patents and 59 foreign patents as of December 31, 2008. The patents that have been issued expire at varying dates between 2013 and 2018. In addition, numerous patent applications are pending in the United States and several other jurisdictions. Specifically, these patent applications, some of which relate to and claim priority from an application originally filed in 1993, include both method and apparatus claims. These patents and pending patent applications disclose and/or claim aspects of our analog or digital desktop video conferencing technology, video and multimedia storage technology for messaging and publishing, directory services, and public wide area networking access, switching and architecture. A portion of these technologies is currently utilized in our system. To date, we have focused on expanding our patent portfolio, expediting patent issuance and licensing of our patents to reinforce the adoption of our technology.

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

Employees

As of December 31, 2008, we had 50 employees, including personnel dedicated to research and development, customer service, including installation and support services, sales and marketing, and finance and administration. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing, and senior management personnel, most of them are not obligated to remain with us by an employment agreement. The loss of the services of one or more of our key employees could harm our business.

Executive Officers of the Registrant

Our officers and their ages as of December 31, 2008 were as follows:

Name	Age	Position
Simon B. Moss	43	Chief Executive Officer
Elias MurrayMetzger	38	Acting Chief Financial Officer
J. Chris Lauwers	48	Chief Technology and Product Officer
Darren Innes	43	General Manager – Global Sales
Anton F. Rodde	66	President, Intellectual Property Division
Stephen Epstein	49	Chief Marketing Officer
Michael Horn	35	Vice President, Operations and Customer Support

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

Elias MurrayMetzger has served as Acting Chief Financial Officer of Avistar since January 2009.  From January 2006 to January 2009, Mr. MurrayMetzger served as Avistar's worldwide Corporate Controller, playing a key role in the Company’s financial reporting and compliance functions. From April 2004 to January 2006, Mr. MurrayMetzger served as Assistant Controller of Centra Software, Inc., a provider of software solutions for online business communication, collaboration and learning. During his tenure at Centra, Mr. MurrayMetzger successfully navigated Centra’s Sarbanes-Oxley compliance effort and SEC reporting functions. Mr. MurrayMetzger worked in the technology audit practice of PricewaterhouseCoopers from February 2000 to March 20004. He is a Certified Public Accountant and has a Bachelors of Science in Agribusiness with a concentration in finance from California Polytechnic State University, San Luis Obispo.

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

Stephen Epstein joined Avistar in January 2008. Prior to Avistar he was Vice President, Head of Product Management at Mantas, Inc. from July 2003 to January 2008, where he was responsible for global product strategy, managing product requirements, defining go to market plans and marketing strategy, while evaluating the financial services market. Previously to joining Mantas, Epstein was Head of Product & Business Development at Bang Networks from May 2002 to July 2003 where he spearheaded product and business development efforts, focusing on delivering real-time information distribution products. Mr. Epstein held senior-level management and product development positions including Head of Global Foreign Exchange Sales Technology and Group CTO at Deutsche Bank from March 1995 to May 2002.

Michael Horn has served as Avistar's Vice President, Operations and Customer Support since August 2007.  He joined Avistar in April 2007 as Director of Managed Services.  From January 2005 to April 2007, Mr. Horn worked as an independent technology and strategy consultant at Caddis Consulting, a company he founded to work with companies ranging from small venture-backed startups to Fortune 500 companies.  From May 2004 to January 2005, Mr. Horn was the Director, Product Management at Level 3 Communications. From May 2000 to May 2004, he served as Director, Engineering and Architecture at Virtela Communications.  Mr. Horn has a Bachelor of Science in Electrical Engineering from George Mason University and a MBA from University of Denver.

Item 1a. Risk Factors

Factors Affecting Future Operating Results

We have incurred substantial losses in the past and may not be profitable in the future.

We incurred net losses of $6.4 million for 2008, $2.9 million for 2007 and $8.1 million for 2006. As of December 31, 2008, our accumulated deficit was $112.1 million. Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses, which have been reduced recently, may increase as we continue to develop our business and pursue licensing opportunities. As a result, to become profitable, we will need to increase our revenue and income from settlement and patent licensing by increasing sales to existing customers and by attracting additional new customers, distribution partners and licensees. If our revenue does not increase adequately, we may not become profitable. Due to the volatility of our product and licensing revenue and our income from settlement and patent licensing activities, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis. If we fail to achieve or to maintain profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available on acceptable terms, could cause our business to suffer.

We may need to arrange for the availability of additional funding in order to meet our future business requirements. We have a revolving credit facility under which $7.0 million was outstanding on December 31, 2008, which matures on December 21, 2009, and $7.0 million in outstanding convertible promissory notes that become due and payable on January 4, 2010 if not earlier converted. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.  We have in the past, and may in the future, reduce our expenditures by reducing our employee headcount in order to better align our expenditures with our available resources.  Any such reductions may adversely affect our ability to maintain or grow our business.

We have implemented significant changes in our organizational structure, sales, marketing and distribution strategies, licensing efforts and strategic direction, which, if unsuccessful, could adversely affect our business and results of operations.

In July 2007, Simon Moss was appointed as President of the products division of our Company.  In September 2007, William Campbell resigned from the position of Chief Operating Officer, and on January 1, 2008 Gerald Burnett resigned from his position as our Chief Executive Officer and was replaced in that position by Simon Moss.  In January 2009, Bob Habig resigned from the position of Chief Financial Officer and he was replaced in that position by Elias MurrayMetzger, the Company’s Corporate Controller.  In addition, during the second half of 2007 and in 2008, we implemented a number of other management changes.   In 2007 and 2008, we implemented an intensive set of corporate initiatives aimed at increasing our product sales, expanding our customer deployments and support, improving our corporate efficiency and increasing our development capacity.  The components of this initiative included:

•
Supplementing our position in the financial services vertical by expanding our market focus to additional verticals through indirect distribution partners, where our collaboration products can help global organizations speed business processes, save costs and reduce their carbon footprints;

•
Implementing aggressive cost control measures structured to effectively align operations  with predictable revenues and to address Microsoft's requests for re-examination of our U.S. Patents, while still allowing us to continue to invest in our product line and to license our intellectual property and technology;

•	A reduction in our employees from an average of 88 in 2007 to approximately 50 at December 31, 2008; and

•	Pursuing multiple distribution, services and technology licensing partners.

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

On November 21, 2008, we received a deficiency letter from The NASDAQ Stock Market indicating that we did not comply with Marketplace Rule 4310(c)(3), which requires that we have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 in market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  We were granted a 30 day grace period, or until December 22, 2008 to regain compliance with the $35,000,000 provision of the Rule by recording a minimum closing bid price of $1.02 for a minimum of ten consecutive business days.

On December 24, 2008, we received a notice from The Nasdaq Stock Market stating that Avistar has not regained compliance with Nasdaq Marketplace Rule 4310(c)(3)(B) and, as a result, our securities are subject to de-listing from The Nasdaq Capital Market unless we appealed the Nasdaq Staff’s determination to a Nasdaq Listing Qualifications Panel.

We appealed the Nasdaq Staff’s determination to the Listing Qualifications Panel which automatically resulted in the stay of the Staff’s de-listing of our common stock.  The appeal took place on January 29, 2009 and the Listing Qualifications Panel has the authority to grant Avistar a further extension of time in which to regain compliance with the Marketplace Rules, though there can be no assurance that the Panel will grant a further extension of time.   In the event that the Panel rejects our appeal, our securities will be subject to immediate delisting from The Nasdaq Capital Market.

There can be no assurance that our securities will continue to be listed on The NASDAQ Capital Market, which may cause an adverse impact on the market price and liquidity of our common stock, and our stock may be subject to the “penny stock rules” contained in Section 15(g) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. Delisting of our common stock from The NASDAQ Capital Market could also have a materially adverse effect on our business, including, among other things: our ability to raise additional financing to fund our operations; our ability to attract and retain customers; and our ability to attract and retain personnel, including management personnel. In addition, institutional investors may no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 62% of our common stock as of December 31, 2008. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

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

Our lengthy sales cycle is one of the factors that has caused, and may continue to cause our operating results to vary significantly from quarter-to-quarter and year-to-year in the future. This makes it difficult for us to forecast revenue, and could cause volatility in the market price of our common stock.  Our shift to indirect distribution partners further limits the visibility we have on the progress and timing of large initial or follow-on orders. A lost or delayed order could result in lower than expected revenue in a particular quarter or year. There is also a tendency in the technology industry to close business deals at the end of a quarter, thereby increasing the likelihood that a possible material deal would not be concluded in a current quarter, but slip into a subsequent reporting period. This kind of delay may result in a given quarter’s performance being below shareholder expectations.

Because we still depend on a few customers for a majority of our product revenue, services revenue, and income from settlement and patent licensing, the loss of one or more of them could cause a significant decrease in our operating results.

To date, a significant portion of our revenue and income from settlement and patent licensing has resulted from sales or licenses to a limited number of customers, particularly Deutsche Bank AG, UBS AG, Polycom, Inc., IBM, and Sony and their affiliates.  Collectively, Deutsche Bank AG, UBS AG, Polycom, Inc., IBM, Sony Corporation, and their affiliates accounted for approximately 92% of combined revenues and income from settlement and patent licensing for the year 2008. As of December 31, 2008, approximately 98% of our gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2007, approximately 78% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable.

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

The U.S. and global economy has entered a recession, and our customers and potential customers, partners and distributors may delay or forego ordering our products, and we could fall short of our revenue expectations for 2009 and beyond. Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had, and could in the future have, a materially adverse effect on our revenue, capital resources, financial condition and results of operations..

Future revenues and income from settlement and licensing activities are difficult to predict for several reasons, including our lengthy and costly licensing cycle. Our failure to predict revenues and income accurately may cause us to miss analysts’ estimates and result in our stock price declining.

Because our licensing cycle is a lengthy process, the accurate prediction of future revenues and income from settlement and patent licensing from new licensees is difficult. The process of persuading companies to adopt our technologies, or convincing them that their products infringe upon our intellectual property rights, can be lengthy. The reexamination of our patents by the USPTO as described below or other challenges to our patent portfolio further complicate and delay our patent licensing efforts.  There is also a tendency in the technology industry to close business deals at the end of a quarter, thereby increasing the likelihood that a possible material deal would not be concluded in a current quarter, but slip into a subsequent reporting period. This kind of delay may result in a given quarter’s performance being below analyst or shareholder expectations. The proceeds of our intellectual property licensing and enforcement efforts tend to be sporadic and difficult to predict. Recognition of those proceeds as revenue or income from settlement and licensing activities depends on the terms of the license agreement involved, and the circumstances surrounding the agreement. To finance litigation to defend or enforce our intellectual property rights, we may enter into contingency arrangements and other strategic transactions with investors, legal counsel or other advisors that would give such parties a significant portion of any future licensing and settlement amounts derived from our patent portfolio. As a result, our licensing and enforcement efforts are expected to result in significant volatility in our quarterly and annual financial condition and results of operations, which may result in us missing investor expectations, which may cause our stock price to decline.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 51% of total revenue for 2008, 72% for 2007 and 75% for 2006.  Some of the risks we may encounter in conducting international business activities include the following:

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

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 29,000 square feet of office space in San Mateo, California as our corporate headquarters and technology licensing activities, of which we occupy 19,000 square feet and sublease 10,000 square feet.  In addition, we lease approximately 7,000 square feet of office space in New York for sales and marketing functions, of which we sublease substantially all of the office space to third parties.  The above leases expire in March 2012 and 2017 respectively.  We believe that our existing facilities are adequate to meet our current requirements, and foresee no difficulties in meeting any future space requirements.

Item 3. Legal Proceedings

We are not currently party to any legal proceedings and are not aware of any threatened legal proceedings against us.

From time to time we may encounter other claims in the normal course of business that are not expected to have a material effect on our business.  However, dispute resolution is inherently unpredictable, and the costs and other effects of pending or future claims, litigation, legal and administrative cases and proceedings, and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the NASDAQ National Market from August 17, 2000 until October 29, 2002 and has traded on the NASDAQ Capital Market since October 30, 2002 under the symbol “AVSR.”  Prior to August 17, 2000, there was no public market for our common stock. The following table sets forth for the period indicated the high and low sale prices for our common stock, as reported by the NASDAQ Capital Market.

	Year Ended December 31, 2008		Year Ended December 31, 2007
	High	Low	High	Low
First Quarter	$1.30	$0.33	$1.91	$1.32
Second Quarter	$1.53	$0.81	$1.75	$1.28
Third Quarter	$1.70	$0.65	$1.44	$1.10
Fourth Quarter	$1.45	$0.52	$1.27	$0.31

On December 31, 2008, the last reported sale price of our common stock on the NASDAQ Capital Market was $0.88 per share. According to the records of our transfer agent, as of December 31, 2008, there were 69 holders of record of our common stock and we believe there are a substantially greater number of beneficial holders.

Dividend Policy

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by this Item is included under Item 12 of Part III of this Annual Report on Form 10-K.

Item 6. Omitted

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

Overview

Avistar creates technology that provides the missing critical element in unified communications: bringing people in organizations face-to-face, through enhanced communications for true collaboration anytime, anyplace. Our latest product, Avistar C3, draws on over a decade of market experience to deliver a single-click desktop videoconferencing and collaboration experience that moves business communications into a new era. Available as a stand-alone solution, or integrated with existing unified communications software from other vendors, Avistar C3 users gain an instant messaging-style ability to initiate video communications across and outside the enterprise. Patented bandwidth management enables thousands of users to access desktop videoconferencing, Voice over IP, or VoIP, and streaming media without requiring substantial new network investment or impairing network performance.  By integrating Avistar C3 tightly into the way they work, our customers can use our solutions to help reduce costs and improve productivity and communications within the enterprise and between enterprises, and to enhance relationships with customers, suppliers and partners. Using Avistar C3 software and leveraging video, telephony and Internet networking standards, Avistar solutions are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system directly and indirectly to the SMB and Enterprise markets comprising the Global 5000. Our objective is to establish our technology as the standard for networked visual unified communications and collaboration through limited direct sales, indirect channel sales/partnerships and the licensing of our technology to others. We also seek to license our broad portfolio of patents covering, among other areas, video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of December 31, 2008, we held 96 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace.

In late 2007 and 2008, we implemented corporate initiatives aimed at increasing our product sales, expanding our customer deployments and support, improving our corporate efficiency and increasing our development capacity.  The components of these initiatives included:

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

•	A reduction in our employees from an average of 88 in 2007 to approximately 50 on December 31, 2008; and

•	Pursuing multiple distribution, services and technology partners.

These and other changes in our business were aimed at reducing our structural costs, increasing our organizational and partner-driven capacity, and leveraging our reputation for innovation and intellectual property leadership in order to grow and expand our business.  However, these organizational changes and initiatives involve transitional costs and expenses and result in uncertainty in terms of their implementation and their impact on our business.

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

Once undertaken, the USPTO may take between six months and two years to complete patent re-examinations.  We believe that our U.S. patents are valid and we intend to defend our patents through the re-examination process.  However, the re-examination of patents by the USPTO is a lengthy, time consuming and expensive process in which the ultimate outcome is uncertain.  The re-examination process by the USPTO may adversely impact and delay our present and future licensing negotiations, and may require us to spend substantial time and resources defending our patents, including the fees and expenses of our legal advisors.  The potential impact to our results of operations may require us to reduce our other operating expenses and seek additional financing to fund our operations and the defense of our patents.

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

Revenue Recognition

We derive product revenue from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. We also derive revenue from fees for installation, maintenance, support, training services and software development. In addition, we derive revenue from the licensing of our intellectual property portfolio. Product revenue as a percentage of total revenue was 45%, 29% and 34% for 2008, 2007 and 2006, respectively.

We recognize product and services revenue in accordance with Statement of Position (SOP)  97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9), or Emerging Issues Task Force (EITF) Issue  No. 00-21, Revenue Arrangements with Multiple Deliverables. We derive product revenue from the sale and licensing of a set of desktop (endpoint) products (hardware and software) and infrastructure products (hardware and software) that combine to form an Avistar video-enabled collaboration solution. Services revenue includes revenue from installation services, post-contract customer support, training, out of pocket expenses, freight and software development. The installation services that we offer to customers relate to the physical set-up and configuration of desktop and infrastructure components of our solution. The fair value of all product, installation services, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

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

•
Delivery has occurred. We deliver software and hardware to our customers physically and we have no further obligations with respect to the agreement for which it does not have vendor specific objective evidence of fair value. Our standard delivery terms are FOB shipping point.

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

We recognize service revenue from software development contracts in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Product and implementation revenue related to contracts for software development is recognized using the percentage of completion method, in accordance with the “Input Method”, when all of the following conditions are met: a contract exists with the customer at a fixed price, we expect to fulfill all of our material contractual obligations to the customer for each deliverable of the contract, a reasonable estimate of the costs to complete the contract can be made, and collection of the receivable is probable.  The amount of revenue recognized is based on the total project fee under the agreement and the percentage of completion achieved.  The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to the earned revenues. Amounts billed to customers in excess of revenues recognized to date are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets. Assumptions used for recording revenue and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs to complete the contract. Any anticipated losses on contracts in progress are charged to earnings when identified.

We also recognize revenue from the licensing of our intellectual property portfolio according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to our intellectual property is granted after the commencement of litigation between us and the licensee, the proceeds of such transaction are recognized as licensing revenue by us only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, consistent with FASB CON 6. As of December 31, 2008, these criteria for recognizing license revenue following the commencement of litigation have not been met, and proceeds received after commencement of litigation have therefore been recorded in “income from settlement and patent licensing” in our statement of operations.

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

On September 8, 2008 and on September 9, 2008, we entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which we agreed to integrate our bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services. An initial cash payment of $3.0 million was made by IBM to us on November 7, 2008.  We expect IBM to make two additional non-refundable payments of $1.5 million, each associated with scheduled phases of delivery.  IBM has agreed to make future royalty payments to us equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold that exceeds a contractual base amount, and maintenance payments received from existing customers, which incorporate our technology.  The agreements have a five year term and are non-cancelable except for material default by either party.  The agreements also convey to IBM a non-exclusive world-wide license to our patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.  We have determined the value of maintenance based on VSOE, and allocated the residual portion of the initial $6.0 million to the integration project.  The residual portion is being recognized under the percentage of completion method in accordance with the “Input Method”, and the maintenance revenue will be recognized over the future maintenance service period.  We believe there are no future deliverables associated with the intellectual property patent licenses, therefore no additional provision for this element has been made.  For the year ended December 31, 2008, we recognized $1.3 million in product revenue and $255,000 in service revenue from our agreements with IBM. The remaining $3.8 million is expected to be recognized in product revenue under the percentage of completion method over the projected development time of 12 months. The estimate of current period percentage of completion requires significant management judgment and is subject to updates in future periods until the project is complete.

To date, a significant portion of our revenue has resulted from sales to Deutsche Bank AG, UBS AG and their affiliates. In 2008, these customers, IBM, Sony and its subsidiaries including SCEI collectively accounted for $7.7 million, or 88% of our total revenue.  In 2007, these customers and Radvision Ltd., collectively accounted for $9.0 million, or 75% of our total revenue. In 2006, these customers and Sony Corporation and its subsidiaries, including SCEI accounted for $10.9 million, or 83% of our total revenue. No other customers individually contributed greater than 10% of our total revenue for 2008, 2007 or 2006. We anticipate that our revenue, and therefore, our operating results for any given period, will continue to depend to a significant extent on a limited number of customers. As a result, the loss of or a reduction in sales to any one of these customers would have a significant adverse impact on our operations and financial performance.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 51% of total revenue for 2008, 72% for 2007 and 75% for 2006.

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

On November 12, 2004, we entered into a settlement and a patent cross-license agreement with Polycom Inc., thus ending litigation against Polycom, Inc. for patent infringement. As part of the settlement and patent cross-license agreement with Polycom, Inc, we granted Polycom, Inc. a non-exclusive, fully paid-up license to its entire patent portfolio. The settlement and patent cross-license agreement includes a five-year capture period from the date of the settlement, adding all new patents with a priority date extending up to five years from the date of execution of the agreement. Polycom, Inc, as part of the settlement and patent cross-licensing agreement, made a one-time payment to the Company of $27.5 million and we paid $6.4 million in contingent legal fees to our litigation counsel upon completion of the settlement and patent cross-licensing agreement. The contingent legal fees were payable only in the event of a favorable outcome from the litigation with Polycom, Inc.  We are recognizing the gross proceeds of $27.5 million from the settlement and patent cross-license agreement as income from settlement and patent licensing within operations over the five-year capture period, due to a lack of evidence necessary to apportion the proceeds between an implied punitive gain element in the settlement of the litigation, and software license revenues from the cross-licensing of our patented technologies for prior and future use by Polycom, Inc. Additionally, the $6.4 million in contingent legal fees was deferred and is being amortized to income from settlement and patent licensing over the five year capture period, resulting in a net of $21.1 million being recognized as income within operations over the five year capture period.

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

Stock Based Compensation

We account for stock based compensation to employees according to the SFAS No. 123 (R), Share-Based Payment (SFAS No. 123R), which is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes-Merton assumptions such as stock price volatility and expected option terms, as well as expected option forfeiture rates. There is little experience or guidance with respect to developing these assumptions and models. SFAS No. 123R requires the recognition of the fair value of stock compensation in net income (loss). Refer to Note 2 “Stock-Based Compensation” and Note 7 “Stock Option Plans and Employee Stock Purchase Plan” to our Consolidated Financial Statements included elsewhere in this Annual Report of Form 10-K for more information.

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends, and the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts were to be understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of December 31, 2008, approximately 98% of our gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of our gross receivables.  As of December 31, 2007, approximately 78% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable.

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

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue
	Year Ended December 31,
	2008	2007	2006

Revenue:
Product	45%	29%	34%
Licensing	11	42	39
Services, maintenance and support	44	29	27
Total revenue	100	100	100
Costs and expenses:
Cost of product revenues	25	22	24
Cost of services, maintenance and support revenues	27	19	14
Income from settlement and patent licensing	(48)	(136)	(32)
Research and development	59	64	44
Sales and marketing	40	52	41
General and administrative	66	104	73
Total costs and expenses	169	125	164
Loss from operations	(69)	(25)	(64)
Other income (expense):
Interest income	1	3	2
Other (expense) income, net	(5)	(2)	—
Total other (expense) income, net	(4)	1	2
Loss before provision for (recovery from) income taxes	(73)	(24)	(62)
Provision for (recovery from) income taxes	—	—	—
Net loss	(73)%	(24)%	(62)%

COMPARISON OF 2008 AND 2007

Revenue

Total revenue decreased by $3.2 million or 27%, to $8.8 million for 2008, from $12.0 million for 2007, primarily due to decreases in licensing revenue.

•
Product revenue increased by $0.5 million or 14%, to $4.0 million for 2008 from $3.5 million for 2007. The increase was primarily due to revenue of $1.3 million from IBM, offset by decreased sales to existing customers in 2008 compared to 2007.

•
Licensing revenue, relating to the licensing of our patent portfolio, decreased by $4.1 million, or 81%, to $954,000 for 2008, from $5.0 million for 2007.  The decrease was primarily attributable to the lack of new licensing agreements in 2008 compared to the Radvision licensing agreement, which resulted in $4.0 million in licensing revenue in 2007.

•
Services, maintenance and support revenue, which includes our installation services, funded software development and maintenance and support, increased by $367,000, or 11%, to $3.8 million for 2008, from $3.5 million for 2007, due primarily to an increase in revenue from professional on-site services provided to an existing customer.

In 2008, revenue from four customers accounted for 88% of total revenue compared to three customers and 75% in 2007. No other customer accounted for greater than 10% of total revenue.  The level of sales to any customer may vary from quarter to quarter. While we continue to expand our indirect sales channel, we expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and expenses

Cost of product revenue.  Cost of product revenue decreased by $489,000, or 18%, to $2.2 million in 2008 from $2.7 million for 2007. The decrease was primarily attributable to a decrease in personnel and personnel related expenses for the assembly and testing of products, including a decrease of $47,000 in stock based compensation expense.  We expect the cost of product revenue to vary with the mix of products sold in 2009.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue increased by $109,000, or 5%, to $2.4 million in 2008 from $2.2 million in 2007, primarily due to a net increase in allocated overhead cost. We expect the cost to vary with the mix of services, maintenance and support provided to our customers in 2009.

Income from settlement and patent licensing. Income from settlement and patent licensing decreased by $12 million, or 74%, to $4.2 million in 2008 from $16.2 million for 2007. The decrease was due to the Settlement and Patent License Agreement entered into with Tandberg ASA and its subsidiaries in February 2007, which resulted in a cash payment to us of $12.0 million, that was fully recognized in 2007. The years ended December 31, 2008 and 2007 each also reflect $4.2 million of amortization of the net proceeds from the November 2004 Polycom settlement and cross-license agreement, recognized over a five year period beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses decreased by $2.5 million, or 32%, to $5.2 million in 2008 from $7.7 million in 2007. The decrease was primarily attributable to a decrease in personnel and personnel related expenses, including a decrease of $368,000 in stock based compensation expense. Research and development expenses in 2009 are expected to decrease as part of the aggressive ongoing cost control measures.

Sales and marketing. Sales and marketing expenses decreased by $2.7 million, or 43% to $3.5 million in 2008 from $6.2 million in 2007. The decrease was primarily attributable to a decrease in personnel and personnel related expenses, including a decrease of $576,000 in stock based compensation expense.  Sales and marketing expenses are expected to remain relatively flat in 2009.

General and administrative. General and administrative expenses decreased by $6.8 million, or 54%  to $5.7 million in 2008 from $12.5 million in 2007. The decrease was due primarily to $4.3 million in legal fees associated with our litigation against Tandberg for patent infringement that occurred during 2007, with no comparable expense in the same period during 2008.   Additionally, to a lesser extent, there was a decrease in personnel and personnel related expenses including a decrease of $191,000 in stock based compensation expense, partially offset by increased employee severance expense, incurred primarily during the first quarter of 2008. General and administrative expenses in 2009 are expected to decrease as part of the aggressive ongoing cost control measures.

Other income (expense)

Interest income. Interest income decreased by $252,000, or 73%, to $94,000 in 2008 from $346,000 in 2007. The decrease was due to both a decrease in interest rates and a decrease in the average outstanding balance of investments that earned interest in 2008, as compared to 2007.

Other expense, net. Other expense, net increased by $251,000, or 134%, to $439,000 in 2008 from $188,000 in 2007.  The increase was due to higher interest expense due to a higher outstanding balance of debt outstanding during 2008, as compared to 2007.

Provision for (recovery from) income taxes

There was no significant change in the provision for income taxes in 2008 as compared to 2007.  Both provisions for income taxes of $23,000 in 2008 and 2007 were related to foreign tax expense.

COMPARISON OF 2007 AND 2006

Revenue

Total revenue decreased by 10% in 2007 to $12.0 million from $13.2 million for 2006. The decrease in total revenue in 2007 relative to 2006 was primarily due to decreased product sales.

•	Product revenue decreased by $1.1 million, or 24%, to $3.5 million in 2007 from $4.5 million in 2006, due primarily to reduced sales to our existing customer base.

•	Licensing revenues decreased by $139,000, or 3% to $5.0 million from $5.2 million in 2006.

•	Services, maintenance and support revenue remained relatively flat at $3.5 million in 2007 and 2006.

In 2007, three customers accounted for 75% of our revenue as compared to 2006 when three customers accounted for 83% of our revenue.

Costs and expenses

Cost of product revenue.  Total cost of revenue decreased by $501,000, or 16%, in 2007 to $2.7 million from $3.2 million for 2006. The decrease in total cost of revenue in 2007 relative to 2006 was primarily due to declines in product sales, offset by an increase in personnel salary and benefits.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenues increased by $423,000 or 23% to $2.2 million for 2007, from $1.8 million for 2006.  This increase was attributable to an increase in funded software development project costs in 2007.

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

Other income (expense)

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

Provision for (recovery from) income taxes

Provision for (recovery from) income taxes increased to a $23,000 expense in 2007 due to foreign tax expense, from a recovery of $31,000 in 2006, which was partially due to the recovery of $53,000 in 2006 of tax overpayments made in 2004.

Liquidity and Capital Resources

We have funded our operations since inception primarily from product, services and licensing revenue, the net proceeds of $31.3 million from our August 2000 initial public offering of common stock, lines of credit with related parties and financial institutions, the proceeds of approximately $5.7 million and $3.6 million from the private sale of our common stock in October 2003 and March 2004, respectively, the gross proceeds of $39.5 million from the settlement and patent cross-license agreements signed with Polycom, Inc. in 2004 and Tandberg ASA, Tandberg AS and Tandberg, Inc. in February 2007, and the proceeds of $7.0 million from issuance of Convertible Subordinated Secured Notes in January 2008.

We had cash and cash equivalents of $4.9 million as of December 31, 2008, and cash, cash equivalents and short-term investments of $4.9 million as of December 31, 2007. For the year ended December 31, 2008, we had a net increase in cash and cash equivalents of $821,000. The net cash used by operations of $8.9 million for the year ended December 31, 2008 resulted primarily from the net loss of $6.4 million, a decrease in deferred income from settlement and patent licensing of $5.6 million, an increase in accounts receivable of $1.3 million, a decrease in account payable of $708,000, all offset by an increase in deferred services revenue and customer deposits of $1.5 million, non-cash expenses of $2.0 million,  and a decrease in deferred settlement and patent licensing costs of $1.3 million.  The net cash provided by investing activities of $718,000 for the year ended December 31, 2008 was primarily due to the maturities of short-term investments of $799,000.  The net cash provided by financing activities of $9.0 million for the year ended December 31, 2008 related primarily to $7.0 million in proceeds from the issuance of convertible debt in January 2008, and $7.0 million of borrowings on our line of credit, offset by payments made on our line of credit of $5.1 million. Our accounts receivable at December 31, 2008 increased 95% over the December 31, 2007 balance from $1.4 million to $2.7 million mainly due to a $1.0 million advance billing of services to a customer in December 2008 which was subsequently collected in January 2009.

We had cash and cash equivalents of $4.1 million as of December 31, 2007 and $7.9 million as of December 31, 2006. For 2007, we had a net cash outflow of $3.8 million resulting primarily from net cash outflows from operations of $4.5 million, net cash outflows from investing activities of $1.8 million and net cash inflows from financing activities of $2.5 million. The net cash outflows from operations were primarily due to a net loss of $2.9 million, a decrease in deferred income from settlement and patent licensing and other of $5.5 million, and a decrease in accrued liabilities and other of $812,000, partially offset by non-cash expenses of $3.2 million of stock-based compensation and depreciation, and a decrease in deferred settlement and patenting licensing costs of $1.3 million. The net cash outflows from investing were due to the purchase of $1.0 million of property and equipment and the purchase of $799,000 in short-term investments. The net cash inflows from financing activities were due to $2.1 million drawn on our line of credit, and $372,000 from the net issuance of common stock through our employee stock purchase plan and stock option plans.

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

Expenditures for property and equipment in 2008 were approximately $89,000. At December 31, 2008, we did not have any material commitments for future capital expenditures. We anticipate spending approximately $105,000 in capital expenditures during the next 12 months.

The following table summarizes our known contractual obligations and commitments as of December 31, 2008 (in thousands) for the periods presented.

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations
Long-term debt obligations	$7,000	$—	$7,000	$—	$—
Operating lease obligations, net of projected sublease proceeds	2,998	715	1,814	344	125
Purchase obligations	47	47	—	—	—
Total	$10,045	$762	$8,814	$344	$125

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

On December 23, 2006, we entered into a Revolving Credit and Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit. The agreement includes a first priority security interest in all of our assets. Gerald Burnett, our Chairman, provided a collateralized guarantee to the financial institution, assuring payment of our obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility.  In addition to the guarantee provided to the financial institution, on March 29, 2009, Dr. Burnett provided a personal guarantee to us assuring us a line of credit of $10.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 21, 2009 to March 31, 2010. The line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 1.25%, or 4.5% at December 31, 2008 or Prime Rate plus 1.25%, or 4.5% at December 31, 2008. The Company borrowed $7.0 million and $2.1 million under the revolving line of credit for the years ended December 31, 2008 and 2007, respectively, with an ending balance of $7.0 million as of December 31, 2008. Balance of $5.1 million as of December 31, 2007 was fully repaid during 2008. The Revolving Credit and Promissory Note was renewed on December 22, 2008 and matures on December 21, 2009, and is subject to annual renewal with the consent of the Company and the lender.

On January 4, 2008, we issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes, which are due in 2010 (Notes). The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, R. Stephen Heinrichs, William Campbell, and Craig Heimark, officers Simon Moss and Darren Innes, and WS Investment Company. Our obligations under the Notes are secured by the grant of a security interest in substantially all  our tangible and intangible assets pursuant to a Security Agreement among the us and the purchasers. The Notes have a two year term, will be due on January 4, 2010 and are convertible prior to maturity.  Interest on the Notes accrues at the rate of 4.5% per annum and is payable semi-annually in arrears on June 4 and December 4 of each year, commencing on June 4, 2008.  From the one year anniversary of the issuance of the Notes until maturity, the holders of the Notes will be entitled to convert the Notes into shares of common stock at an initial conversion price per share of $0.70.

As of December 31, 2008, we had no material off-balance sheet arrangements, other than the operating leases described in the contractual obligations table above.   We enter into indemnification provisions under agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of December 31, 2008, we have not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and therefore, we have no liabilities recorded for these agreements as of December 31, 2008.

We are currently in discussions with the holders of the Notes to convert the Notes into shares of common stock in January 2010 or extend the term of the Notes.  Assuming the conversion or extension of the Notes in conjunction with the results of our cost reduction efforts and Dr. Burnett's personal guarantee to Avistar to support an extension of the revolving line of credit, we believe that our existing cash and cash equivalents balance and line of credit will provide us with sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, whether or not the holders of the Notes elect to convert such Notes into our common stock, general economic conditions and conditions in the financial services industry in particular, the level and timing of product, services and patent licensing revenues and income, the maintenance of our cost control measures structured to align operations with predictable revenues, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales, partnering and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, and the costs involved in maintaining, defending and enforcing patent claims and other intellectual property rights, all of which may impact our ability to achieve and maintain profitability or generate positive cash flows.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS No. 159).  The standard permits entities to choose, at specified election dates, to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SFAS No. 159 became effective for us on January 1, 2008. We did not elect to measure any eligible items at fair value in accordance with this new standard either at the date we adopted this new standard or subsequently during 2008; therefore the adoption of this standard did not have an impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations, or SFAS No. 141(R), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We  adopted this statement on January 1, 2009.  SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon acquisition activity on or after its effective date.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is de-consolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the de-consolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We   adopted this statement on January 1, 2009.  The adoption of SFAS 160 did not have an impact on our financial condition and results of operations.

In December 2007, the FASB Emerging Issues Task Force reached a consensus and published Issue No. 07-01, Accounting for Collaborative Arrangements (EITF 07-01). EITF 07-01 defines a collaborative arrangement as a contractual arrangement in which the parties are active participants to the arrangements and exposed to significant risks and rewards that depend on the commercial success of the endeavor. EITF 07-01 requires that costs incurred and revenues generated from transactions with third parties should be reported by the collaborators on the appropriate line item in their respective income statements. EITF 07-01 also states that the income statement characterization of payments between the participants to a collaborative arrangement should be based on other authoritative literature if the payments are within the scope of such literature. EITF 07-01 requires collaborators to disclose, in the footnotes to financial statements in the initial period of adoption and annually thereafter, the income statement classification and amounts attributable to transactions arising from collaborative arrangements between participants for each period for which an income statement is presented and information regarding the nature and purpose of the collaborative arrangement, the collaborators' rights and obligations under the arrangement, and any accounting policies for the collaborative arrangement. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. We adopted this statement on January 1, 2009.  The adoption of EITF 07-01 did not have material impact on our financial condition and results of operations.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), to partially defer SFAS 157, Fair Value Measurements. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We adopted this statement on January 1, 2009.  The adoption of FSP 157-2 did not have material impact on our financial condition and results of operations.

Item 7a. Omitted

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and Report of Independent Registered Public Accounting Firm appears on pages F-1 through F-25 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded as of the Evaluation Date that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) were effective such that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9b. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2008, pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business—Executive Officers,” and certain other information required by this item is incorporated by reference from the sections captioned “Principal Stockholders” contained in our Proxy Statement.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	11,629,599 (1)	$1.97	2,797,294 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	11,629,599	$1.97	2,797,294

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

(2)
Includes 1,220,219 shares available for issuance under the 2000 Option Plan, 341,480 shares available for issuance under the Director Plan and 1,235,595 shares available for issuance under the Purchase Plan. No securities are available for future issuance under the 1997 Plan. The 2000 Option Plan provides for an annual increase in the number of shares of Common Stock reserved for issuance thereunder on the first day of our fiscal year in an amount equal to the lesser of (x) 1,200,000 shares, (y) 4% of the outstanding shares of the Company’s common Stock as of the last day of the prior fiscal year or (z) such lesser amount as determined by the Board. The Director Plan currently provides for an annual increase to the number of shares reserved thereunder on the first day of the Company’s fiscal year equal to the lesser of (x) 175,000 shares, (y) 1% of the outstanding shares of our Common Stock on such date or (z) such amount as determined by the Board. The Purchase Plan provides for an annual increase in the number of shares of Common Stock reserved thereunder on the first day of our fiscal year in an amount equal to the lesser of (x) 900,000 shares, (y) 3% of our outstanding shares on the last day of the prior fiscal year or (z) such amount as determined by the Board. Under the terms of the Plans, on January 1, 2008, 1,200,000 and 175,000 shares were added to the 2000 Option Plan and the Director Plan, respectively. No shares were added to the Purchase Plan on January 1, 2008.

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

10.14†	Patent License Agreement dated February 15, 2007 by and among the Registrant, Collaboration Properties, Inc., Tandberg ASA, Tandberg Telecom AS, and Tandberg, Inc. (Filed on May 14, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)
10.15†
Patent License Agreement dated May 15, 2007 by and among the Registrant, Avistar Systems (UK) Limited, and Radvision LTD.  (Filed on August 3, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.16
Employment Agreement between the Registrant and Simon B. Moss effective July 16, 2007. * (Filed on November 13, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.17
Amended and restated Security Agreement dated December 17, 2007 between the Registrant and JPMorganChase Bank, N.A. originally dated December 23, 2006. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.18
Amendment dated December 17, 2007 to the Revolving Credit Promissory Note issued by the Registrant in favor of JPMorgan originally dated December 23, 2006. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.19
Second amendment dated December 17, 2007 to the Revolving Credit Promissory Note issued by the Registrant in favor of JPMorgan originally dated December 23, 2006. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.20
Amendment dated December 17, 2007 to the Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan originally dated December 23, 2006. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

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
10.24
Inter-creditor Agreement among the Purchasers of the 4.5% Convertible Subordinated Secured Notes Due 2010 dated January 4, 2008 (Filed on January 9, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K)

10.25†
Licensed Works Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008. (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.26†
Licensed Works Agreement Statement of Work between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008. (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.27†
Patent License Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 9, 2008. (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.28	Amended and Restated Revolving Credit Promissory Note issued by the Registrant to JPMorgan Chase Bank, N.A. dated December 22, 2008
10.29	Facility Agreement between the Registrant and JPMorgan Chase Bank, N.A. dated December 22, 2008
10.30	Amended and Restated Collateral Agreement dated December 22, 2008 between the Registrant and JPMorgan Chase Bank, N.A. dated December 22, 2008
10.31	Second Amended and Restated Security Agreement between the Registrant and JPMorgan Chase Bank, N.A.
10.32	Amended and Restated Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 22, 2008
10.33	Amended and Restated Form of Note Sale Agreement among Gerald J. Burnett, The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust and JPMorgan Chase Bank, N.A.
10.34	Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 29, 2009
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm: Burr, Pilger & Mayer LLP
24.1	Power of Attorney (see page 41)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement required to be filed an exhibit pursuant to Item 14(c) of Form 10-K.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTAR COMMUNICATIONS CORPORATION
	By:	/s/ Simon B. Moss
Simon B. Moss
Chief Executive
Officer and Director
Date: March 31, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Simon B. Moss and Elias A. MurrayMetzger, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post- effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gerald J. Burnett	Chairman	March 31, 2009
Gerald J. Burnett
/s/ Simon B. Moss	Chief Executive Officer and Director	March 31, 2009
Simon B. Moss
/s/ Elias A. MurrayMetzger	Acting Chief Financial Officer (Principal	March 31, 2009
Elias A. MurrayMetzger	Financial and Accounting Officer)
/s/ William L. Campbell	Director	March 31, 2009
William L. Campbell
/s/ Craig F. Heimark	Director	March 31, 2009
Craig F. Heimark
/s/ R. Stephen Heinrichs	Director	March 31, 2009
R. Stephen Heinrichs
/s/ Robert M. Metcalfe	Director	March 31, 2009
Robert M. Metcalfe
/s/ James W. Zeigon	Director	March 31, 2009
James W. Zeigon

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Avistar Communications Corporation

We have audited the accompanying consolidated balance sheets of Avistar Communications Corporation and its subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the related financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avistar Communications Corporation and its subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BURR, PILGER & MAYER LLP
San Jose, California
March 30, 2009

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

as of December 31, 2008 and 2007

(in thousands, except share and per share data)

	December 31, 2008	December 31, 2007
Assets:
Current assets:
Cash and cash equivalents	$4,898	$4,077
Short-term investments	-	799
Total cash, cash equivalents and short-term investments	4,898	4,876
Accounts receivable, net of allowance for doubtful accounts of $20 and $24 at December 31, 2008 and 2007, respectively	2,701	1,385
Inventories	307	428
Deferred settlement and patent licensing costs	1,100	1,256
Prepaid expenses and other current assets	320	462
Total current assets	9,326	8,407
Property and equipment, net	310	767
Long-term deferred settlement and patent licensing costs	-	1,117
Other assets	157	286
Total assets	$9,793	$10,577

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Line of credit	$7,000	$5,100
Accounts payable	579	1,287
Deferred income from settlement and patent licensing	4,751	5,520
Deferred services revenue and customer deposits	3,687	2,231
Accrued liabilities and other	1,382	1,451
Total current liabilities	17,399	15,589
Long-term liabilities:
Long term convertible debt	7,000	-
Long-term deferred income from settlement and patent licensing and other	23	4,814
Total liabilities	24,422	20,403
Commitments and contingencies (Notes 4 and 8)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at December 31, 2008 and 2007; 35,750,680 and 35,678,807 shares issued at December 31, 2008 and 2007, respectively	36	36
Less: treasury common stock, 1,182,875 shares at December 31, 2008 and 2007, at cost	(53)	(53)
Additional paid-in-capital	97,506	95,925
Accumulated deficit	(112,118)	(105,734)
Total stockholders’ equity (deficit)	(14,629)	(9,826)
Total liabilities and stockholders’ equity (deficit)	$9,793	$10,577

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2008, 2007 and 2006

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Revenue:
Product	$3,957	$3,462	$4,528
Licensing	954	5,016	5,155
Services, maintenance and support	3,844	3,477	3,542
Total revenue	8,755	11,955	13,225
Costs and expenses:
Cost of product revenues*	2,195	2,684	3,185
Cost of services, maintenance and support revenues*	2,352	2,243	1,820
Income from settlement and patent licensing	(4,226)	(16,226)	(4,226)
Research and development*	5,200	7,670	5,753
Sales and marketing*	3,521	6,192	5,488
General and administrative*	5,729	12,465	9,682
Total costs and expenses	14,771	15,028	21,702
Loss from operations	(6,016)	(3,073)	(8,477)
Other (expense) income:
Interest income	94	346	299
Other (expense) income, net	(439)	(188)	(2)
Total other (expense) income, net	(345)	158	297
Loss before provision for (recovery from) income taxes	(6,361)	(2,915)	(8,180)
Provision for (recovery from) income taxes	23	23	(31)
Net loss	$(6,384)	$(2,938)	$(8,149)
Net loss per share – basic and diluted	$(0.18)	$(0.09)	$(0.24)
Weighted average shares used in calculating basic and diluted net loss per share	34,551	34,290	33,928

*Including stock-based compensation of:
Cost of product, services, maintenance and support revenue	$141	$188	$155
Research and development	511	879	618
Sales and marketing	38	614	497
General and administrative	817	1,008	764

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended December 31, 2008, 2007 and 2006

(in thousands, except share amounts)

					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	shares	amount	shares	amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2005	34,939,124	$35	1,182,875	$(53)	$90,519	$(12)	$(94,647)	$(4,158)
Issuance of common stock to employees pursuant to employee stock purchase plan	225,657	—	—	—	266	—	—	266
Issuance of common stock to employees pursuant to exercise of options	54,987	—	—	—	46	—	—	46
Non-employee stock-based compensation	—	—	—	—	93	—	—	93
Employee stock-based compensation	—	—	—	—	1,941	—	—	1,941
Unrealized gain on short and long-term investments	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(8,149)	(8,149)
Balance at December 31, 2006	35,219,768	35	1,182,875	(53)	92,865	—	(102,796)	(9,949)
Issuance of common stock to employees pursuant to employee stock purchase plan	176,072	1	—	—	219	—	—	220
Issuance of common stock to employees pursuant to exercise of options	282,967	—	—	—	210	—	—	210
Repurchase of stock options from employees	—	—	—	—	(58)	—	—	(58)
Non-employee stock-based compensation	—	—	—	—	66	—	—	66
Employee stock-based compensation	—	—	—	—	2,623	—	—	2,623
Net loss	—	—	—	—	—	—	(2,938)	(2,938)
Balance at December 31, 2007	35,678,807	36	1,182,875	(53)	95,925	—	(105,734)	(9,826)
Issuance of common stock to employees pursuant to employee stock purchase plan	66,373	—	—	—	67	—	—	67
Issuance of common stock to employees pursuant to exercise of options	5,500	—	—	—	7	—	—	7
Non-employee stock-based compensation	—	—	—	—	18	—	—	18
Employee stock-based compensation	—	—	—	—	1,489	—	—	1,489
Net loss	—	—	—	—	—	—	(6,384)	(6,384)
Balance at December 31, 2008	35,750,680	$36	1,182,875	$(53)	$97,506	$—	$(112,118)	$(14,629)

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2008, 2007 and 2006

(in thousands)

	Year Ended December 31,
	2008	2007	2006

Cash Flows from Operating Activities:
Net loss	$(6,384)	$(2,938)	$(8,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	538	468	345
Compensation on options issued to consultants and employees	1,507	2,689	2,034
Provision for doubtful accounts	(4)	(27)	(70)
Changes in assets and liabilities:
Accounts receivable	(1,312)	51	89
Inventories	121	284	(37)
Prepaid expenses and other current assets	142	72	(71)
Deferred settlement and patent licensing costs	1,273	1,274	1,294
Other assets	129	1	84
Accounts payable	(708)	(291)	574
Deferred income from settlement and patent licensing and other	(5,560)	(5,494)	(5,481)
Deferred services revenue and customer deposits	1,456	252	1,267
Accrued liabilities and other	(69)	(812)	772
Net cash used in operating activities	(8,871)	(4,471)	(7,349)
Cash Flows from Investing Activities:
Purchase of short and long-term investments	—	(799)	—
Maturities of short and long-term investments	799	—	3,965
Sale of property and equipment	8	—	—
Purchase of property and equipment	(89)	(979)	(290)
Net cash (used in) provided by investing activities	718	(1,778)	3,675
Cash Flows from Financing Activities:
Line of credit payments	(5,100)	—	—
Proceeds from line of credit	7,000	2,100	3,000
Proceeds from convertible debt issuance	7,000	—	—
Net proceeds from issuance of common stock	74	372	312
Net cash provided by financing activities	8,974	2,472	3,312
Net increase (decrease) in cash and cash equivalents	821	(3,777)	(362)
Cash and cash equivalents, beginning of year	4,077	7,854	8,216
Cash and cash equivalents, end of year	$4,898	$4,077	$7,854
Supplemental Cash Flow Information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$412	$138	$2

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

1.	Business, Organization, Basis of Presentation, and Risks and Uncertainties

Business

Avistar Communications Corporation (Avistar or the Company) creates technology that provides the missing critical element in unified communications: bringing people in organizations face-to-face, through enhanced communications, for true collaboration anytime, anyplace. The Company’s latest product, Avistar C3, draws on over a decade of market experience to deliver a single-click desktop videoconferencing and collaboration experience that moves business communications into a new era. Available as a stand-alone solution, or integrated with existing unified communications software from other vendors, Avistar C3 users gain instant messaging-style ability to initiate video communications across and outside the enterprise. Patented bandwidth management enables thousands of users to access desktop videoconferencing, Voice over IP (VoIP) and streaming media without requiring substantial new network investment or impairing network performance.  By integrating Avistar C3 tightly into the way they work, customers can use Avistar’s solutions to help reduce costs and improve productivity and communications within their enterprise and between enterprises, to enhance their relationships with customers, suppliers and partners. Using Avistar C3 software and leveraging video, telephony and Internet networking standards, Avistar solutions are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. The Company currently sells the Avistar system directly and indirectly to small and medium size businesses, or SMBs, and large globally distributed organizations, or Enterprise, markets comprising the Global 5000. The Company’s objective is to establish its technology as the standard for networked visual unified communications and collaboration through limited direct sales, indirect channel sales/partnerships and the licensing of the Company’s technology to others. Avistar also seeks to license its broad portfolio of patents covering, among other areas, video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation.

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

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $112.1 million as of December 31, 2008. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

The Company’s future liquidity and capital requirements will depend upon numerous factors, including, but not limited to, the ability to become profitable or generate positive cash flow from operations, current discussions with the holders of the convertible debt (Notes) to convert the Notes into shares of common stock at or prior to maturity in January 2010 or extend the term of the Notes, the Company’s cost reduction efforts, Dr. Burnett’s personal guarantee to Avistar to support an extension of the revolving line of credit through March 31, 2010, the Company’s ability to obtain a renewal of its existing line of credit or a new line of credit with another bank, the costs and timing of its expansion of product development efforts and the success of these development efforts, the costs and timing of its expansion of sales and marketing activities, the extent to which its existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining, enforcing and defending patent claims and other intellectual property rights, the level and timing of revenue, and other factors. If adequate funds are not available on acceptable terms or at all, the Company’s ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

2.	Summary of Significant Accounting Policies and Balance Sheet Details

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months.  The Company was not invested in any auction rate securities as of December 31, 2008 and 2007. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at December 31, 2008 and 2007 consisted of money market funds and short-term commercial paper respectively with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

The Company accounts for its short-term and long-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available- for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments at December 31, 2008. The Company had no net unrealized losses on its short-term investment securities at December 31, 2007.

Cash, cash equivalents and short -term investments consisted of the following at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Cash and cash equivalents:
Cash and money market funds	$4,898	$740
Commercial paper cash equivalents	—	3,337
Total cash and cash equivalents	4,898	4,077
Short-term investments (average 27 remaining days to maturity in 2007)	—	799
Total cash, cash equivalents and short- term investments	$4,898	$4,876

Fair Value Measurements

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

In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) as of December 31, 2008 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$4,704	$4,704	$—	$—
Total cash equivalents	$4,704	$4,704	$—	$—

Significant Concentrations

A relatively small number of customers have accounted for a significant percentage of the Company’s revenue for the years ended December 31, 2008, 2007 and 2006. Revenues from these customers as a percentage of total revenues for each fiscal year are as follows:

	2008	2007	2006
Customer A	40%	24%	25%
Customer B	19%	18%	20%
Customer C	18%	* %	* %
Customer D	11%	* %	38%
Customer E	* %	33%	* %

*	Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution, or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of December 31, 2008, the Company had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities, primarily in the financial services industry. As of December 31, 2008, approximately 98% of our gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2007, approximately 78% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable. No other customer individually accounted for greater than 10% of total accounts receivable as of December 31, 2008 and 2007.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, short-term investments, accounts receivable, line of credit, and accounts payable at December 31, 2008 and 2007, approximate fair value because of the short maturity of these instruments.

The long-term convertible debt was stated at cost at December 31, 2008 since there were no unamortized discounts and the Company did not elect to measure the instrument at fair value in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  The carrying amount of the long-term convertible debt is $7.0 million and the estimated fair value is $11.2 million at December 31, 2008.  The fair value is estimated as the sum of the present value of future interest and principal payments of the debt based on rates available to the Company for debt with similar terms and remaining maturities, and the fair value of the conversion feature calculated based on the Black-Scholes method. See Note 3 for further details on the terms of the convertible debt.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	December 31,_
	2008	2007
Raw materials and sub-assemblies	$10	$25
Finished goods	297	403
	$307	$428

Property and Equipment

Property and equipment are stated at cost and are depreciated using the double declining balance method over the estimated useful lives (three or five years) of the assets. Repairs and maintenance are expensed as incurred. The Company has net property and equipment of $303,000 in the United States and $7,000 in United Kingdom.  Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Computer equipment	$1,512	$1,408
Computer software	377	339
Furniture, fixtures and equipment	228	304
Leasehold improvements	201	268
	2,318	2,319
Less: Accumulated depreciation	(2,008)	(1,552)
	$310	$767

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following (in thousands):

	December 31,
	2008	2007
Accrued consulting and professional fees	$410	$478
Accrued payroll and related benefits	424	630
Accrued commissions and bonuses	186	57
Deferred rent payable	171	69
Accrued loss on subleases	63	-
Other	128	217
	$1,382	$1,451

Patent Costs

Due to uncertainties about the estimated future economic benefits and lives of the Company’s patents and patent applications, all related outside patent costs have been expensed as incurred. Outside patent costs were approximately $1.0 million, $1.8 million and $0.7 million for 2008, 2007 and 2006, respectively, and are reflected in general and administrative expenses in the accompanying statements of operations.

Revenue Recognition and Deferred Revenue

The Company recognizes product and services revenue in accordance with Statement of Position (SOP)  97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9), or Emerging Issues Task Force (EITF) Issue  No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company derives product revenue from the sale and licensing of a set of desktop (endpoint) products (hardware and software) and infrastructure products (hardware and software) that combine to form an Avistar video-enabled collaboration solution. Services revenue includes revenue from installation services, post-contract customer support, training and software development. The installation services that the Company offers to customers relate to the physical set-up and configuration of desktop and infrastructure components of the Company’s solution. The fair value of all product, installation services, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

Arrangements that include multiple product and service elements may include software and hardware products, as well as installation services, post-contract customer support and training. Pursuant to SOP 97-2, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is probable. The Company applies these criteria as discussed below:

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

The Company recognizes service revenue from software development contracts in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Product and implementation revenue related to contracts for software development is recognized using the percentage of completion method, in accordance with the “Input Method”, when all of the following conditions are met: a contract exists with the customer at a fixed price, the Company expects to fulfill all of its material contractual obligations to the customer for each deliverable of the contract, a reasonable estimate of the costs to complete the contract can be made, and collection of the receivable is probable. The amount of revenue recognized is based on the total project fee under the agreement and the percentage of completion achieved.  The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to the earned revenues. The amounts billed to customers in excess of revenues recognized to date are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets. Assumptions used for recording revenue and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs to complete the contract. Any anticipated losses on contracts in progress are charged to earnings when identified.

The Company recognizes revenue from the licensing of its intellectual property portfolio according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to the Company’s intellectual property is granted after the commencement of litigation proceedings between the Company and the licensee, the proceeds of such transaction are recognized as licensing revenue only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues consistent with Financial Accounting Standards Board (FASB) Concepts Statement No. 6, Elements of Financial Statements (CON 6). As of December 31, 2008, these criteria for recognizing license revenue following the commencement of litigation had not been met.

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

On September 8, 2008 and on September 9, 2008, Avistar entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which Avistar agreed to integrate its bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services. An initial cash payment of $3.0 million was made by IBM to Avistar on November 7, 2008.  Avistar expects IBM to make two additional non-refundable payments of $1.5 million, each associated with scheduled phases of delivery.  IBM has agreed to make future royalty payments to Avistar equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold that exceeds a contractual base amount, and maintenance payments received from existing customers, which incorporate Avistar’s technology.  The agreements have a five year term and are non-cancelable except for material default by either party.  The agreements also convey to IBM a non-exclusive world-wide license to Avistar’s patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.  The Company has determined the value of maintenance based on VSOE, and allocated the residual portion of the initial $6.0 million to the integration project.  The residual portion is being recognized under the percentage of completion method, in accordance with the “Input Method”, and the maintenance revenue will be recognized over the future maintenance service period.  As the Company believes there are no future deliverables associated with the intellectual property patent licenses, no additional provision for this element has been made.  For fiscal year ended December 31, 2008, the Company has recognized $1.3 million in product revenue and $255,000 in service revenue. The remaining $3.8 million is expected to be recognized in product revenue under the percentage of completion method over the projected development time of 12 months. The estimate of current period percentage of completion requires significant management judgment and is subject to updates in future periods until the project is complete.

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

On November 12, 2004, the Company entered into a settlement and a patent cross-license agreement with Polycom, thus ending litigation against Polycom for patent infringement. As part of the settlement and patent cross-license agreement with Polycom, Avistar granted Polycom a non-exclusive, fully paid-up license to its entire patent portfolio. The settlement and patent cross-license agreement includes a five year capture period from the date of the settlement, adding all new patents with a priority date extending up to five years from the date of execution of the agreement. Polycom, as part of the settlement and patent cross-licensing agreement, made a one-time payment to the Company of $27.5 million and Avistar paid $6.4 million in contingent legal fees to Avistar’s litigation counsel upon completion of the settlement and patent cross-licensing agreement. The contingent legal fees were payable only in the event of a favorable outcome from the litigation with Polycom. The Company is recognizing the gross proceeds of $27.5 million from the settlement and patent cross-license agreement as income from settlement and patent licensing within operations over the five-year capture period, due to a lack of evidence necessary to apportion the proceeds between an implied punitive gain element in the settlement of the litigation, and software license revenues from the cross-licensing of Avistar’s patented technologies for prior and future use by Polycom. Additionally, the $6.4 million in contingent legal fees was deferred and is being amortized to income from settlement and patent licensing over the five year capture period, resulting in a net of $21.1 million being recognized as income within operations over the five year capture period.

On February 15, 2007, the Company entered into a Patent License Agreement with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc.  Under this agreement, Avistar dismissed its infringement suit against Tandberg, Tandberg dismissed its infringement suit against Avistar, and the companies cross-licensed each other’s patent portfolios.  The agreement resulted in a payment of $12.0 million to Avistar from Tandberg.  Avistar recognized the gross proceeds of $12.0 million from the patent license agreement as income from settlement and patent licensing within operations in the three months ended March 31, 2007.  To recognize the proceeds as revenue, the Company would have required a sufficient history of transactions to allow us to isolate the aspect of the settlement attributable to the gain associated with the process of litigation, separate from commercial compensation for the use of our intellectual property.  Sufficient evidence was not available to allow this distinction. The Patent License Agreement with Tandberg includes a ten year capture period, extending from the date of the agreement, during which patents filed with a priority date within the capture period would be licensed in addition to existing patents on the agreement date.  However, such additional patents would be licensed under the agreement solely for purposes of the manufacture, sale, license or other transfer of existing products of Tandberg and products that are closely related enhancements of such products based primarily and substantially on the existing products.  Avistar reviewed the existing products of Tandberg and considered the likelihood that future patent filings by the Company would relate to or otherwise affect existing Tandberg products and closely related enhancements thereto.  Avistar concluded that the filing for such additional patents was unlikely, and therefore concluded that the ten year capture period was not material from an accounting perspective related to revenue recognition.

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

Warranty

The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. There was no warranty accrual as of December 31, 2008 and 2007.

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

Stock-based compensation expense for fiscal 2008, 2007 and 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

The effect of recording stock-based compensation for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$1,482	$2,513	$1,815
Non-employee stock options	18	66	93
Employee stock purchase plan	7	110	126
Total stock-based compensation	1,507	2,689	2,034
Tax effect of stock-based compensation	—	—	—
Net effect of stock-based compensation on net loss	$1,507	$2,689	$2,034

Other Comprehensive Income

SFAS No. 130 (SFAS 130), Reporting Comprehensive Income, establishes standards for the reporting and the display of comprehensive income (loss) and its components. This standard defines comprehensive income (loss) as the changes in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive income (loss) includes certain changes in equity that are excluded from the net income or loss. The comprehensive loss was $6.4 million, $2.9 million and $8.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The components of comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net loss	$(6,384)	$(2,938)	$(8,149)
Other comprehensive income (loss):
Change in net unrealized gains and losses on investments	—	—	12
Total comprehensive loss	$(6,384)	$(2,938)	$(8,137)

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS No. 159).  The standard permits entities to choose, at specified election dates, to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SFAS No. 159 became effective for the Company on January 1, 2008. The Company did not elect to measure any eligible items at fair value in accordance with this new standard either at the date it adopted this new standard or subsequently during 2008; therefore the adoption of this standard did not have an impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(Revised), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this statement on January 1, 2009.  SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon acquisition activity on or after its effective date.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this statement on January 1, 2009.  The adoption of SFAS 160 did not have an impact on the Company’s financial condition and results of operations.

In December 2007, the FASB Emerging Issues Task Force reached a consensus and published Issue No. 07-01, Accounting for Collaborative Arrangements (EITF 07-01). EITF 07-01 defines a collaborative arrangement as a contractual arrangement in which the parties are active participants to the arrangements and exposed to significant risks and rewards that depend on the commercial success of the endeavor. EITF 07-01 requires that costs incurred and revenues generated from transactions with third parties should be reported by the collaborators on the appropriate line item in their respective income statements. EITF 07-01 also states that the income statement characterization of payments between the participants to a collaborative arrangement should be based on other authoritative literature if the payments are within the scope of such literature. EITF 07-01 requires collaborators to disclose, in the footnotes to financial statements in the initial period of adoption and annually thereafter, the income statement classification and amounts attributable to transactions arising from collaborative arrangements between participants for each period for which an income statement is presented and information regarding the nature and purpose of the collaborative arrangement, the collaborators' rights and obligations under the arrangement, and any accounting policies for the collaborative arrangement. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company  adopted this statement on January 1, 2009.  The adoption of EITF 07-01 did not have material impact on the Company’s financial condition and results of operations.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), to partially defer SFAS 157, Fair Value Measurements. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company  adopted this statement on January 1, 2009.  The adoption of FSP 157-2 did not have material impact on the Company’s financial condition and results of operations.

3.	Borrowings

Line of Credit

On December 23, 2006, the Company entered into a Revolving Credit and Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit. The agreement includes a first priority security interest in all of the Company’s assets. Gerald Burnett, Chairman of the Company, provided a collateralized guarantee to the financial institution, assuring payment of the Company’s obligations under the agreement and as a consequence, there are no restrictive covenants, allowing the Company greater access to the full amount of the facility. In addition to the guarantee provided to the financial institution, on March 29, 2009, Dr. Burnett provided a personal guarantee to Avistar, assuring the Company a line of credit of $10.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 21, 2009 to March 31, 2010. The line of credit required monthly interest-only payments based on Adjusted LIBOR plus 1.25% or Prime Rate plus 1.25% at December 31, 2008, and Adjusted LIBOR plus 0.75% or Prime Rate minus 2.0% at December 31, 2007, respectively. The Company elected Prime Rate plus 1.25% or 4.5% at December 31, 2008, and Prime Rate minus 2.0% or 5.3% at December 31, 2007, respectively. The Company borrowed $7.0 million and $2.1 million under the revolving line of credit for the years ended December 31, 2008 and 2007, respectively, and has a balance of $7.0 million outstanding as of December 31, 2008.  The balance of $5.1 million as of December 31, 2007 was fully repaid during 2008. The Revolving Credit and Promissory Note was renewed on December 22, 2008 and matures on December 21, 2009, and is subject to annual renewal with the consent of the Company and the lender.

Convertible Debt

On January 4, 2008, Avistar issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes (Notes). The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett,  R. Stephen Heinrichs, William Campbell, and Craig Heimark, officers Simon Moss and Darren Innes, and WS Investment Company (collectively, the Purchasers). The Company’s obligations under the Notes are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company pursuant to a Security Agreement among the Company and the Purchasers. The Notes have a two-year term, will be due on January 4, 2010 and are convertible prior to maturity.  Interest on the Notes accrues at the rate of 4.5% per annum and is payable semi-annually in arrears on June 4 and December 4 of each year, commencing on June 4, 2008.  From the one-year anniversary of the issuance of the Notes until maturity, the holders of the Notes will be entitled to convert the Notes into shares of common stock at an initial conversion price per share of $0.70.

4.	Commitments and Contingencies

At December 31, 2008, the Company had open purchase orders and other contractual obligations of approximately $47,000, primarily related to inventory purchases. These purchase order commitments and contractual obligations will be reflected in the Company’s financial statements once goods or services have been received, or payments related to the obligations become due.

Facilities Leases

The Company leases its facilities under operating leases that expire through March 2017.  During 2008, the Company has subleased some of its operating facilities in San Mateo, California and New York, New York, and assigned its primary facility lease in London, United Kingdom. As a result of these subleases and assignment, the future minimum lease commitments under all facility leases as of December 31, 2008, net of sublease proceeds, are as follows (in thousands):

	Minimum lease payments	Estimated sublease proceeds	Net
Year Ending December 31,
2009	$1,251	$(536)	$715
2010	1,280	(476)	804
2011	1,333	(323)	1,010
2012	567	(270)	297
2013	310	(263)	47
thereafter	1,008	(883)	125
Total future minimum lease payments	$5,749	$(2,751)	$2,998

Gross rent expense for 2008, 2007 and 2006 was approximately $1.4 million, $1.2 million, and $0.8 million, respectively.  Sublease rental income under non-cancelable subleases was $219,000 for 2008.  There was no sublease rental income for 2007 and 2006.

Software Indemnifications

Avistar enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Avistar indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Avistar’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments Avistar could be required to make under these indemnification agreements is unlimited. Avistar has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, Avistar has no liabilities recorded for these agreements as of December 31, 2008.

Microsoft

During 2008, Microsoft Corporation had filed requests for re-examination of 29 U.S. patents held by Avistar. In June 2008, the U.S. Patent and Trademark Office (USPTO) had completed its review of Microsoft’s requests for re-examination and had rejected 19 of the re-examination applications in their entirety, and the majority of the arguments for one additional application. The USPTO agreed to re-examine, either in part or fully, 10 of the Company’s existing U.S. patents.  Subsequently, Microsoft submitted five petitions for reconsideration of the USPTO’s rejection of Microsoft’s re-examination applications.  The USPTO’s review of the five petitions for reconsideration is currently in process, with an indeterminate time period established for their decision on Microsoft’s request.

Once undertaken, the USPTO may take between six months and two years to complete patent re-examinations.  Avistar believes that its U.S. patents are valid and intends to defend its patents through the re-examination process.  However, the re-examination of patents by the USPTO is a lengthy, time consuming and expensive process in which the ultimate outcome is uncertain.  The re-examination process by the USPTO may adversely impact the Company’s licensing negotiations in process, and may require the Company to spend substantial time and resources defending its patents, including the fees and expenses of legal advisors.  The potential impact to the Company’s results of operations may require reduction of other operating expenses and seeking additional financing to fund the operations and the defense of our patents.

The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5, Accounting for Contingencies.

5.	Related Party Transactions

Certain directors with controlling interests in the Company are also the majority owners of one entity that conducted business with the Company, Vicor Inc. (Vicor). Revenue from Vicor represented less than 10% of total revenue for 2007 and 2006. There was no revenue from Vicor in 2008. Management believes the transactions with Vicor are at terms comparable to those provided to unrelated third parties. As of December 31, 2008 and 2007, the Company did not have any accounts receivable outstanding from Vicor.

Revenue from a Related Party

UBS Warburg LLC, which is an affiliate of UBS AG, is a stockholder of the Company and is also a customer of the Company. As of December 31, 2008, 2007 and 2006, UBS Warburg LLC held less than 5% of the Company’s stock. Revenue from UBS Warburg LLC and its affiliates represented 19%, 18% and 20% of total revenue for 2008, 2007 and 2006, respectively. Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. As of December 31, 2008 and 2007, the Company had accounts receivable outstanding from UBS Warburg LLC and its affiliates of approximately $350,000 and $143,000, respectively.

Fees to Related Parties

Robert P. Latta, a member of the law firm Wilson Sonsini Goodrich & Rosati, a Professional Corporation (WSGR), served as a director of the Company from February 2001 until June 2007. Mr. Latta and WSGR have represented the Company and its predecessors as corporate counsel since 1997. During 2007 and 2006, payments of $203,000 and $118,000, respectively, were made to WSGR for legal services provided to the Company. The Company had outstanding payables of $50,000 to WSGR as of December 31, 2007.

Borrowings from Related Parties

On January 4, 2008, Avistar issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes (the Notes), which are due in 2010. The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, R. Stephen Heinrichs, William Campbell, and Craig Heimark, officers Simon Moss and Darren Innes, and WS Investment Company, a fund associated with WSGR.  See Note 3 for further details.

6.	Stockholders’ Equity

Stock Repurchase Plan

On March 22, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $2.0 million of its common stock in the open market. No shares of common stock were repurchased by the Company during 2008, 2007 or 2006.

Preferred Stock

In April 2000, the stockholders of the Company authorized 10,000,000 shares of convertible preferred stock, effective upon completion of its initial public offering in August 2000. As of December 31, 2008, the Company had 10,000,000 shares of convertible preferred stock authorized, at $0.001 per share par value. No shares of convertible preferred stock were issued or outstanding as of December 31, 2008.

7.	Stock Option Plans and Employee Stock Purchase Plan

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

Options granted under the plan vest over a four-year period, with 25% vesting after one year and the remaining balance vesting 6.25% per quarter. At December 31, 2008, options to purchase a total of 403,400 shares were outstanding under the 1997 Plan, and no options were available for grant.

2000 Stock Option Plan

In April 2000, the Board established the 2000 Stock Option Plan (the 2000 Plan). Initially, a total of 3,000,000 shares of common stock were approved by the Board for issuance under the 2000 Plan, together with annual increases in the number of shares of common stock reserved under the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 1,004,936 shares. In January 2002, the Board approved an increase of 1,007,858 shares. In January 2003, the Board approved an increase of 1,011,957 shares. In January of each year from 2004 to 2008 the Board approved an increase of 1,200,000 shares. As of December 31, 2008, a total of 12,024,751 shares had been reserved for issuance under the 2000 Plan. The contractual term of the options granted under this plan may not exceed 10 years and in the case of the grantees who own more than 10% of the Company’s outstanding stock at the time of grant, the contractual term of the option may not exceed five years. Options granted under the 2000 Plan vest and become exercisable as set forth in each option agreement; generally one quarter vest after one year and one-twelfth vest quarterly thereafter. In the event of a merger or sale of substantially all assets, these options must be assumed by the successor and if not assumed, will fully vest. The 2000 Plan will terminate in 2010. As a result of past and future increases, a maximum of 15,000,000 shares of common stock could be issued under the 2000 Plan. The Company granted options to purchase approximately 2.3 million, 4.4 million and 1.4 million shares under the plan in 2008, 2007 and 2006, respectively. At December 31, 2008 options to purchase a total of 10,289,929 shares were outstanding under the 2000 Plan and 1,220,219 options were available for future grant.

2000 Director Option Plan

In April 2000, the Company adopted the 2000 Director Option Plan (the “Director Plan”). Initially, a total of 90,000 shares of common stock were approved by the Board for issuance under the plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an annual increase of 12,000 shares. In May 2001, the Board approved an additional 198,000 shares under this plan. In January 2002, the Board approved the annual increase of 30,000 shares. In January 2003, the Board approved the annual increase of 30,000 shares. In April 2003, the Board approved an additional 104,000 shares under this plan. In January of each year from 2004 through 2008, the Board approved annual increases of 175,000 shares. As of December 31, 2008, the Company has authorized a total of 1,339,000 shares for issuance under this plan. As a result of past and future annual increases, a maximum of 1,689,000 share of common stock could be issued over the 10-year life of the plan. The Company granted options to purchase 170,000, 145,000 and 145,000 shares under this plan in 2008, 2007 and 2006 respectively. At December 31, 2008 options to purchase a total of 936,270 shares were outstanding under the Director Plan and 341,480 options were available for future grant.

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

A summary of the 1997 Plan, the 2000 Plan, and the Director Plan activity and related information for the years ended December 31, 2008, 2007 and 2006 is as follows:

		Options Outstanding
	Shares Available for Option Grant	Shares	Weighted Average Exercise Price
Balance, December 31, 2005	1,678,455	7,979,647	$3.06
Authorized	1,375,000	—	—
Granted	(1,511,000)	1,511,000	1.39
Exercised	—	(54,987)	0.87
Expired	150,000	(150,000)	1.52
Canceled	396,938	(396,938)	1.72
Balance, December 31, 2006	2,089,393	8,888,722	$2.87
Authorized	1,375,000	—	—
Granted	(4,550,000)	4,550,000	1.21
Exercised	—	(282,967)	0.74
Canceled	2,419,063	(2,590,663)	2.59
Balance, December 31, 2007	1,333,456	10,565,092	$2.28
Authorized	1,375,000	—	—
Granted	(2,459,318)	2,459,318	0.85
Exercised	—	(5,500)	0.99
Canceled	1,312,561	(1,389,311)	2.40
Balance, December 31, 2008	1,561,699	11,629,599	$1.97

The pretax intrinsic value of outstanding options is the difference between the closing price of Avistar shares as quoted on the NASDAQ Capital Market for December 31, 2008 and the exercise price, multiplied by the number of in-the-money options. The aggregate intrinsic value of the options outstanding at December 31, 2008 for all options outstanding was $436,000 and $109,000 for only vested options outstanding. Vested and exercisable options outstanding at December 31, 2008 had a weighted average remaining contractual life of 4.24 years. The intrinsic value of options changes based on the fair market value of Avistar stock. The Company had 10,981,943 options vested and exercisable and expected to be vested and exercisable at December 31, 2008 with a weighted average exercise price of $2.02, a weighted average remaining contractual term of 5.11 years, and an aggregate intrinsic value of $377,000. Total intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 were $1,500, $138,000 and $47,000, respectively. The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2008.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 2008	Weighted-Average Exercise Price
$0.36 - $0.83	1,832,687	7.98	$0.66	581,312	$0.72
$0.86	1,759,506	2.22	0.86	754,045	0.86
$0.90 - $1.16	1,831,510	4.75	1.00	1,519,510	1.01
$1.21 - $1.41	2,305,313	7.31	1.33	1,123,750	1.29
$1.42 - $2.21	1,965,333	4.62	1.74	1,412,447	1.80
$2.25 - $8.50	1,604,650	4.72	3.82	1,469,649	3.92
$17.25	330,600	1.25	17.25	330,600	17.25
	11,629,599	5.26	$1.97	7,191,313	$2.51

As of December 31, 2008, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $3.5 million before estimated forfeitures and after actual cancellations. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 9% for its executive options and 38% for non-executive options. Accordingly, as of December 31, 2008, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $1.2 million and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $2.3 million after estimated forfeitures and after actual cancellations. This amount will be recognized over an estimated weighted average period of 2.2 years. For the years ended December 31, 2008, 2007 and 2006, the Company granted 2,459,318, 4,550,000 and 1,486,000 stock options to employees, with an estimated total grant-date fair value of $1.3 million,  $5.0 million and $1.9 million, or $0.54, $1.10 and $1.29 per share, respectively. For the years ended December 31, 2008, 2007 and 2006, 2.5 million , 1.6 million and 1.4 million options vested with a total fair value of $2.6 million, $2.6 million and $2.5 million, respectively.

2000 Employee Stock Purchase Plan

In April 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“Employee Stock Purchase Plan”). Initially, a total of 1,500,000 shares of common stock were approved by the Board for issuance under the plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 753,702 shares. As of December 31, 2008, the Company has authorized a total of 2,253,702 shares for issuance under this plan. As a result of past and future annual increases, a maximum of 10,500,000 shares could be sold over the 10-year life of the plan. The Employee Stock Purchase Plan permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at 85% of the lower of the fair market value of the Company’s common stock on the first or the last day of each offering period. A total of 66,373, 176,072 and 225,657 shares were sold under this plan during 2008, 2007 and 2006, respectively.

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

Valuation Assumptions

The Company estimated the fair value of stock options granted during 2008, 2007 and 2006, using a Black-Scholes-Merton valuation model, consistent with the provisions of SFAS No. 123R, and SEC Staff Accounting Bulletin (SAB) No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following weighted-average assumptions for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Employee Stock Option Plan
Expected dividend	0%	0%	0%
Average risk-free interest rate	2.2%	4.4%	4.9%
Expected volatility	115%	132%	143%
Expected term (years)	2.9	6.1	6.1

	Year Ended December 31,
	2008	2007	2006
Employee Stock Purchase Plan
Expected dividend	0%	0%	0%
Average risk-free interest rate	2.0%	5.1%	4.0%
Expected volatility	144%	155%	89%
Expected term (months)	6.0	6.0	6.0

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

For the year ended December 31, 2008, stock-based compensation expense associated with employee stock options and ESPP shares amounted to $1.5 million and $6,500, respectively.

Common Stock Reserved for Future Issuance

As of December 31, 2008, the Company had reserved the following shares of common stock for issuance in connection with:

Stock options under stock option plans	13,191,298
Employee stock purchase plan	1,235,595
Total	14,426,893

8.	Legal Proceedings

Avistar is not currently party to any legal proceedings and is not aware of any threatened legal proceedings against us.

From time to time Avistar may encounter other claims in the normal course of business that are not expected to have a material effect on our business.  However, dispute resolution is inherently unpredictable, and the costs and other effects of pending or future claims, litigation, legal and administrative cases and proceedings, and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Avistar adopted FIN 48 effective January 1, 2007 and as a result of the adoption, the Company recognized no adjustment to retained earnings and a reduction of $676,000 in the deferred tax asset for unrecognized tax benefits due to an estimate of the sustainability of income tax positions taken. At December 31, 2008 and 2007, respectively, the total amount of unrecognized tax benefits was $915,000 and $817,000.  A reconciliation of unrecognized tax benefits follows:

Balance at January 1, 2007	$676
Additions for 2007 tax positions	141
Balance at December 31, 2007	817
Additions for 2008 tax positions	98
Balance at December 31, 2008	$915

Avistar files income tax returns in the U.S. federal jurisdiction and in various states, and the tax returns filed for the years 2001 through 2007 have not been examined and the applicable statues of limitation have not expired with respect to those returns.  Because of net operating loss and research credit carryovers, substantially all of the Company’s tax years remain open to examination.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The (recovery from) provision for income taxes relates to Federal, State and Foreign tax. The Company provided for income taxes for its subsidiary in the United Kingdom (ASUK) of approximately $23,000, $23,000 and $22,000 in 2008, 2007 and 2006, respectively. Federal and State overpayments of 2004 income taxes of $33,000 and $20,000, respectively, were refunded in 2006.

The (recovery from) provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$(33)
State	—	—	(20)
Foreign	23	23	22
	$23	$23	$(31)

For financial reporting purposes, loss before provision for income taxes included the following components (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic	$(6,444)	$(3,021)	$(9,611)
Foreign	83	106	1,431
Loss before provision for income taxes	$(6,361)	$(2,915)	$(8,180)

The Company’s effective income tax provision differed from the federal statutory rate of 34% due to the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Expected tax benefit at federal statutory rate	$(2,163)	$(991)	$(2,771)
Foreign and state taxes, net	23	23	2
Recovery of federal tax payments	—	—	(33)
Non-deductible stock compensation and other	397	629	463
Current year operating losses and temporary differences for which no tax benefit is recognized	1,766	362	2,308
Provision for income taxes	$23	$23	$(31)

The net deferred income tax asset consisted of the following as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Deferred income tax assets:
Federal net operating loss carry-forwards	$19,700	$16,664
State net operating loss carry-forwards	1,868	1,604
Tax credit carry-forwards	2,524	2,325
Deferred settlement and patent licensing, net	1,416	3,058
Reserves and other	1,095	873
Property and Equipment	212	253
	26,815	24,777
Valuation allowance	(26,815)	(24,777)
Net deferred income tax asset	$—	$—

Net operating loss carry-forwards at December 31, 2008 were approximately $57.9 million and $39.1 million, for Federal and state income tax purposes, respectively. The Federal net operating loss carry-forwards expire on various dates through the year 2028. The valuation allowance increased by $2.0 million in 2008, $161,000 in 2007 and $3.1 million in 2006.

As of December 31, 2008, unused research and development tax credits of approximately $1.3 million and $1.4 million are available to reduce future Federal and California income taxes, respectively. Federal credit carry-forwards expire beginning in year 2014. California credits will carry forward indefinitely.

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

In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for 2008, 2007 and 2006, because all such securities are antidilutive (owing to the fact that the Company is in a loss position). Accordingly, diluted net loss per share is equal to basic net loss per share for all years presented.

The total number of potential dilutive common shares excluded from the calculations of diluted net loss per share was 206,756, 590,788 and 846,929 for 2008, 2007 and 2006, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Numerator – basic and diluted:
Net loss	$(6,384)	$(2,938)	$(8,149)

Denominator – basic and diluted:
Weighted average shares of common stock used in computing net loss per share	34,551	34,290	33,928

Net loss per share - basic and diluted	$(0.18)	$(0.09)	$(0.24)

11.	Segment Reporting

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

	Intellectual Property Division	Products Division	Reconciliation	Total
Year Ended December 31, 2008
Revenue	$5,180	$7,801	$(4,226)	$8,755
Depreciation expense	—	(538)	—	(538)
Stock-based compensation	(248)	(1,259)	—	(1,507)
Total costs and expenses	(2,030)	(16,967)	4,226	(14,771)
Interest income	—	94	—	94
Interest expense	—	(439)	—	(439)
Net income (loss)	3,150	(9,534)	—	(6,384)
Assets	1,610	8,183	—	9,793
Year Ended December 31, 2007
Revenue	$21,162	$7,019	$(16,226)	$11,955
Depreciation expense	—	(468)	—	(468)
Stock-based compensation	(240)	(2,449)	—	(2,689)
Total costs and expenses	(7,513)	(23,741)	16,226	(15,028)
Interest income	—	346	—	346
Interest expense	—	(187)	—	(187)
Net income (loss)	13,649	(16,587)	—	(2,938)
Assets	2,808	7,769	—	10,577
Year Ended December 31, 2006
Revenue	$9,381	$8,070	$(4,226)	$13,225
Depreciation expense	—	(345)	—	(345)
Stock-based compensation	(440)	(1,594)	—	(2,034)
Total costs and expenses	(5,701)	(20,227)	4,226	(21,702)
Interest income	—	299	—	299
Interest expense	—	(1)	—	(1)
Net income (loss)	3,680	(11,829)	—	(8,149)
Assets	3,752	10,947	—	14,699

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 51%, 72% and 75% of total revenue for 2008, 2007 and 2006, respectively. Revenue is allocated to individual countries and geographical region by customer, based on where the product is shipped to, location of services performed or the location of equipment that is under an annual maintenance agreement. In the case of patent licensing, revenue is allocated to geographical region based on the location of the customer. For 2008, 2007 and 2006, respectively, international revenues from customers in the United Kingdom accounted for 22%, 12% and 12% respectively, of total revenue. The Company had no significant long-lived assets in any country other than the United States for any period presented.

12.	Subsequent Events

On November 21, 2008, the Company received a deficiency letter from The NASDAQ Stock Market indicating that the Company did not comply with Marketplace Rule 4310(c)(3), which requires that Avistar have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 in market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  Avistar was granted a 30 day grace period, or until December 22, 2008 to regain compliance with the $35,000,000 provision of the Rule by recording a minimum closing bid price of $1.02 for a minimum of ten consecutive business days.

On December 24, 2008, Avistar received a notice from The Nasdaq Stock Market stating that Avistar has not regained compliance with Nasdaq Marketplace Rule 4310(c)(3)(B) and, as a result, Avistar’s securities are subject to de-listing from The Nasdaq Capital Market unless Avistar appeals the Nasdaq Staff’s determination to a Nasdaq Listing Qualifications Panel.

Avistar appealed the Nasdaq Staff’s determination to the Listing Qualifications Panel which automatically resulted in the stay of the Staff’s de-listing of Avistar’s common stock.  The appeal took place on January 29, 2009 and the Listing Qualifications Panel has the authority to grant Avistar a further extension of time in which to regain compliance with the Marketplace Rules, though there can be no assurance that the Panel will grant a further extension of time.

In January 2009, Bob Habig resigned from the position of Chief Financial Officer and he was replaced in that position by Elias MurrayMetzger, the Company’s Corporate Controller.

On February 5, 2009, the Company repaid $3.9 million of the $7.0 million revolving line of credit outstanding as of December 31, 2008.

13.	Selected Quarterly Results of Operations (unaudited)

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

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(In thousands except per share data)
Total revenue	$3,109	$2,705	$1,790	$1,151
Cost of product revenue	551	720	565	359
Cost of services, maintenance and support revenue	646	584	603	519
Net loss	$(231)	$(774)	$(1,612)	$(3,767)
Net loss per share—Basic/Diluted	$(0.01)	$(0.02)	$(0.05)	$(0.11)
Weighted average shares—Basic/Diluted	34,568	34,561	34,547	34,532

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(In thousands except per share data)
Total revenue	$1,914	$1,751	$5,898	$2,392
Cost of product revenue	586	658	711	729
Cost of services, maintenance and support revenue	503	493	571	676
Net (loss) income	$(3,693)	$(4,126)	$388	$4,493
Net (loss) income per share—Basic/Diluted	$(0.11)	$(0.12)	$0.01	$0.13
Weighted average shares—Basic	34,448	34,379	34,230	34,101
Weighted average shares—Diluted	34,448	34,379	35,008	35,146

Item 15(a)

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Operations	Write-Offs	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Year Ended:
December 31, 2008	$24	$4	$(8)	$20
December 31, 2007	51	17	(44)	24
December 31, 2006	$121	$(61)	$(9)	$51

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

10.14†	Patent License Agreement dated February 15, 2007 by and among the Registrant, Collaboration Properties, Inc., Tandberg ASA, Tandberg Telecom AS, and Tandberg, Inc. (Filed on May 14, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.15†
Patent License Agreement dated May 15, 2007 by and among the Registrant, Avistar Systems (UK) Limited, and Radvision LTD.  (Filed on August 3, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.16
Employment Agreement between the Registrant and Simon B. Moss effective July 16, 2007. * (Filed on November 13, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.17
Amended and restated Security Agreement dated December 17, 2007 between the Registrant and JPMorganChase Bank, N.A. originally dated December 23, 2006. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.18
Amendment dated December 17, 2007 to the Revolving Credit Promissory Note issued by the Registrant in favor of JPMorgan originally dated December 23, 2006. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.19
Second amendment dated December 17, 2007 to the Revolving Credit Promissory Note issued by the Registrant in favor of JPMorgan originally dated December 23, 2006. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.20
Amendment dated December 17, 2007 to the Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan originally dated December 23, 2006. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

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
10.24
Inter-creditor Agreement among the Purchasers of the 4.5% Convertible Subordinated Secured Notes Due 2010 dated January 4, 2008 (Filed on January 9, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K)

10.25†
Licensed Works Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008. (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.26†
Licensed Works Agreement Statement of Work between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008. (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.27†
Patent License Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 9, 2008. (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.28	Amended and Restated Revolving Credit Promissory Note issued by the Registrant to JPMorgan Chase Bank, N.A. dated December 22, 2008
10.29	Facility Agreement between the Registrant and JPMorgan Chase Bank, N.A. dated December 22, 2008
10.30	Amended and Restated Collateral Agreement dated December 22, 2008 between the Registrant and JPMorgan Chase Bank, N.A. dated December 22, 2008
10.31	Second Amended and Restated Security Agreement between the Registrant and JPMorgan Chase Bank, N.A.
10.32	Amended and Restated Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 22, 2008
10.33	Amended and Restated Form of Note Sale Agreement among Gerald J. Burnett, The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust and JPMorgan Chase Bank, N.A.
10.34	Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 29, 2009
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm: Burr, Pilger & Mayer LLP
24.1	Power of Attorney (see page 41)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement required to be filed an exhibit pursuant to Item 14(c) of Form 10-K.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.