Form 10-Q
period 2009-03-31
AVISTAR COMMUNICATIONS CORP
filed 2009-05-08
CIK 1111632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________
Commission file number: 000-31121
AVISTAR COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)
DELAWARE	88-0463156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1875 South Grant Street, 10TH Floor, San Mateo, CA	94402
(Address of principal executive offices)	(Zip Code))
Registrant's telephone number, including area code: (650) 525-3300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒
At May 1, 2009, 34,756,861 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

as of March 31, 2009 and December 31, 2008

(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$475	$4,898
Accounts receivable, net of allowance for doubtful accounts of $20 at March 31, 2009 and December 31, 2008, respectively	1,307	2,701
Inventories	263	307
Deferred settlement and patent licensing costs	782	1,100
Prepaid expenses and other current assets	258	320
Total current assets	3,085	9,326
Property and equipment, net	271	310
Other assets	157	157
Total assets	$3,513	$9,793

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Line of credit	$3,600	$7,000
Convertible debt	7,000	—
Accounts payable	693	579
Deferred income from settlement and patent licensing	3,376	4,751
Deferred services revenue and customer deposits	1,906	3,687
Accrued liabilities and other	1,313	1,382
Total current liabilities	17,888	17,399
Long-term liabilities:
Long-term convertible debt	—	7,000
Other liabilities	27	23
Total liabilities	17,915	24,422
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at March 31, 2009 and December 31, 2008; 35,939,736 and 35,750,680 shares issued including treasury shares at March 31, 2009 and December 31, 2008, respectively	36	36
Less: treasury common stock, 1,182,875 shares at March 31, 2009 and December 31, 2008, at cost	(53)	(53)
Additional paid-in-capital	98,148	97,506
Accumulated deficit	(112,533)	(112,118)
Total stockholders’ equity (deficit)	(14,402)	(14,629)
Total liabilities and stockholders’ equity (deficit)	$3,513	$9,793

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended March 31, 2009 and 2008

(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(unaudited)
Revenue:
Product	$1,347	$249
Licensing	120	154
Services, maintenance and support	1,163	748
Total revenue	2,630	1,151
Costs and Expenses:
Cost of product revenue*	375	359
Cost of services, maintenance and support revenue*	802	519
Income from settlement and patent licensing	(1,057)	(1,057)
Research and development*	911	1,851
Sales and marketing*	723	1,329
General and administrative*	1,223	1,878
Total costs and expenses	2,977	4,879
Loss from operations	(347)	(3,728)
Other (expense) income:
Interest income	6	46
Other (expense) income, net	(74)	(85)
Total other (expense) income, net	(68)	(39)
Net loss	$(415)	$(3,767)

Net loss per share - basic and diluted	$(0.01)	$(0.11)
Weighted average shares used in calculating
basic and diluted net loss per share	34,698	34,532

*Including stock based compensation of:
Cost of product, services, maintenance and support revenue	$60	$7
Research and development	167	63
Sales and marketing	56	(36)
General and administrative	199	113

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2009 and 2008

(in thousands)

	Three Months Ended
	March 31	March 31
	2009	2008
	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(415)	$(3,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59	131
Stock based compensation for options issued to consultants and employees	482	147
Provision for doubtful accounts	—	10
Changes in assets and liabilities:
Accounts receivable	1,394	(195)
Inventories	44	(64)
Prepaid expenses and other current assets	62	11
Deferred settlement and patent licensing costs	318	318
Other assets	—	(2)
Accounts payable	114	(325)
Deferred income from settlement and patent licensing and other	(1,371)	(1,376)
Deferred services revenue and customer deposits	(1,781)	(160)
Accrued liabilities and other	(69)	450
Net cash used in operating activities	(1,163)	(4,822)

Cash Flows from Investing Activities:
Maturities of short-term investments	—	799
Purchase of property and equipment	(20)	(35)
Net cash (used in) provided by investing activities	(20)	764

Cash Flows from Financing Activities:
Line of credit payments	(3,900)	(1.100)
Proceeds from line of credit	500	7,000
Net proceeds from issuance of common stock	160	56
Net cash (used in) provided by financing activities	(3,240)	5,956
Net (decrease) increase in cash and cash equivalents	(4,423)	1,898
Cash and cash equivalents, beginning of period	4,898	4,077
Cash and cash equivalents, end of period	$475	$5,975

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Business, Basis of Presentation, and Risks and Uncertainties

Business

Avistar Communications Corporation (Avistar or the Company) was founded as a Nevada limited partnership in 1993. The Company filed articles of incorporation in Nevada in December 1997 under the name Avistar Systems Corporation. The Company reincorporated in Delaware in March 2000 and changed the Company name to Avistar Communications Corporation in April 2000. The operating assets and liabilities of the business were then contributed to the Company’s wholly owned subsidiary, Avistar Systems Corporation, a Delaware corporation. In July 2001, the Company’s Board of Directors and the Board of Directors of Avistar Systems approved the merger of Avistar Systems with and into Avistar Communications Corporation. The merger was completed in July 2001.   In October 2007, the Company merged Collaboration Properties, Inc., the Company's wholly-owned subsidiary, with and into the Company, with the Company being the surviving corporation.  Avistar has one wholly-owned subsidiary, Avistar Systems U.K. Limited (ASUK).

The Company’s principal executive offices are located at 1875 South Grant Street, 10th Floor, San Mateo, California, 94402. The Company’s telephone number is (650) 525-3300. The Company’s trademarks include Avistar and the Avistar logo, AvistarVOS, Shareboard, vBrief and The Enterprise Video Company. This Quarterly Report on Form 10-Q also includes Avistar and other organizations’ product names, trade names and trademarks. The Company’s corporate website is www.avistar.com.

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Avistar website when such reports are available on the U.S. Securities and Exchange Commission (SEC) website (see “Company—Investor Relations—SEC Information”). The public may read and copy any materials filed by Avistar with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing.

Basis of Presentation

The unaudited condensed consolidated balance sheet as of March 31, 2009, the unaudited condensed consolidated results of operations for the three months ended March 31, 2009 and 2008 and the unaudited condensed consolidated cash flows for the three months ended March 31, 2009 and 2008 present the consolidated financial position of Avistar and ASUK after the elimination of all intercompany accounts and transactions. The unaudited condensed consolidated balance sheet of Avistar as of December 31, 2008 was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and footnote disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the SEC.  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. All gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations and have not been material.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $112.5 million as of March 31, 2009. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

 The Company’s future liquidity and capital requirements will depend upon numerous factors, including, but not limited to, the ability to become profitable or generate positive cash flow from operations, current discussions with the holders of the convertible debt (Notes) to convert the Notes into shares of common stock at or prior to maturity in January 2010 or extend the term of the Notes, the Company’s cost reduction efforts, Dr. Burnett’s personal guarantee to Avistar to support an extension of the revolving line of credit through March 31, 2010, the Company’s ability to obtain a renewal or extension of its existing line of credit or a new line of credit with another bank, the costs and timing of its expansion of product development efforts and the success of these development efforts, the costs and timing of its expansion of sales and marketing activities, the extent to which its existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining, enforcing and defending patent claims and other intellectual property rights, the level and timing of revenue, and other factors. If adequate funds are not available on acceptable terms or at all, the Company’s ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

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

In the opinion of management, the unaudited financial statements furnished in this report reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods covered and of the Company’s financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2008, included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2009.

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months.  The Company was not invested in any auction rate securities as of March 31, 2009 and December 31, 2008. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at March 31, 2009 and December 31, 2008 consisted of money market funds with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

The Company accounts for its short-term and long-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available- for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments at March 31, 2009 and December 31, 2008.

Cash and cash equivalents consisted of cash and money market funds of $475,000 and $4.9 million at March 31, 2009 and December 31, 2008, respectively.

See Note 3 for further information on fair value.

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s revenues for the three months ended March 31, 2009 and 2008. Revenues from these customers as a percentage of total revenues were as follows for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Customer A	40%	—
Customer B	14%	—
Customer C	12%	54%
Customer D	12%	—
Customer E	* %	20%
Customer F	* %	13%

  * Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution, or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of March 31, 2009, the Company had cash and cash equivalents on deposit with a major financial institution that were in excess of FDIC insured limits. Historically, the Company has not experienced any loss of its cash and cash equivalents due to such concentration of credit risk. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities, primarily in the financial services industry. As of March 31, 2009, approximately 75% of our gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2008, approximately 98% of our gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of our gross accounts receivable. No other customer individually accounted for greater than 10% of total accounts receivable as of March 31, 2009 and December 31, 2008.

Allowance for Doubtful Accounts

The Company uses estimates in determining the allowance for doubtful accounts based on historical collection experience, historical write-offs, current trends and the credit quality of the Company’s customer base, and the characteristics of accounts receivable by aging category. Accounts are generally considered delinquent when they are thirty days past due. Uncollectible accounts are written off directly to the allowance for doubtful accounts. If the allowance for doubtful accounts was understated, operating income could be significantly reduced. The impact of any such change or deviation may be increased by the Company’s reliance on a relatively small number of customers for a large portion of its total revenue.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
	(Unaudited)
Raw materials and subassemblies	$10	$10
Finished goods	253	297
Total Inventories	$263	$307

Revenue Recognition and Deferred Revenue

The Company recognizes product and services revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9), or Emerging Issues Task Force (EITF) Issue  No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company derives product revenue from the sale and licensing of a set of desktop (endpoint) products (hardware and software) and infrastructure products (hardware and software) that combine to form an Avistar video-enabled collaboration solution. Services revenue includes revenue from post-contract customer support, training and software development. The fair value of all product, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately

Arrangements that include multiple product and service elements may include software and hardware products, as well as post-contract customer support and training. Pursuant to SOP 97-2, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below:

•
Persuasive evidence of an arrangement exists. The Company requires a written contract, signed by both the customer and the Company, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement, prior to recognizing revenue on an arrangement.

•
Delivery has occurred.  The Company delivers software and hardware to customers either electronically or physically and the Company has no further obligations with respect to the agreement. The standard delivery terms are FOB shipping point.

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

If there are any undelivered elements, the Company defers revenue for those elements, as long as vendor specific objective evidence (VSOE) exists for the undelivered elements. Payment for product is due upon shipment, subject to specific payment terms. Payment for professional services is due in advance of providing the services, subject to specific payment terms. Reimbursements received for out-of-pocket expenses and shipping costs, which have not been significant to date, are recognized as revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred.

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

The Company recognizes revenue from the licensing of its intellectual property portfolio according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to the Company’s intellectual property is granted after the commencement of litigation proceedings between the Company and the licensee, the proceeds of such transaction are recognized as licensing revenue only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues consistent with Financial Accounting Standards Board (FASB) Concepts Statement No. 6, Elements of Financial Statements (CON 6). As of March 31, 2009, these criteria for recognizing license revenue following the commencement of litigation had not been met.

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

On September 8, 2008 and on September 9, 2008, Avistar entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which Avistar agreed to integrate its bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services. An initial cash payment of $3.0 million was made by IBM to Avistar on November 7, 2008.  Avistar expects IBM to make two additional non-refundable payments of $1.5 million, each associated with scheduled phases of delivery.  IBM has agreed to make future royalty payments to Avistar equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold that exceeds a contractual base amount, and maintenance payments received from existing customers, which incorporate Avistar’s technology.  The agreements have a five year term and are non-cancelable except for material default by either party.  The agreements convey to IBM a non-exclusive world-wide license to Avistar’s patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.  In April 2009, the agreements were amended to extend the initial term from five years to six years.  The Company has determined the value of maintenance based on VSOE, and allocated the residual portion of the initial $6.0 million to the integration project.  The residual portion is being recognized under the percentage of completion method, in accordance with the “Input Method”, and the maintenance revenue will be recognized over the future maintenance service period.  As the Company believes there are no future deliverables associated with the intellectual property patent licenses, no additional provision for this element has been made.  For the quarter ended March 31, 2009, the Company has recognized $883,000 in product revenue and $177,000 in service revenue. The remaining $2.7 million is expected to be recognized in product and service revenue under the percentage of completion method over the remaining projected development time of 9 months. The estimate of current period percentage of completion requires significant management judgment and is subject to updates in future periods until the project is complete.

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

Warranty

The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. There was no warranty accrual as of March 31, 2009 and December 31, 2008.

Research and Development

Research and development costs include engineering expenses, such as salaries and related benefits, depreciation, professional services and overhead expenses related to the general development of Avistar’s products, and are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In the quarter ended March 31, 2009, Avistar did not capitalize any software development costs since the period between establishing technological feasibility and general release of the product was relatively short, and these costs  were not significant.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment (SFAS 123R), which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s service period.

The effect of recording stock-based compensation for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Stock-based compensation expense by type of award:
Employee stock options	$476	$154
Non-employee stock options	1	3
Employee stock purchase plan	5	(10)
Total stock-based compensation	482	147
Tax effect of stock-based compensation	—	—
Net effect of stock-based compensation on net income (loss)	$482	$147

As of March 31, 2009, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $3.2 million before estimated forfeitures and after actual cancellations. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 11% for its executive options and 39% for non-executive options. Accordingly, as of March 31, 2009, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $1.2 million and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $2.0 million after estimated forfeitures and after actual cancellations. This amount will be recognized over an estimated weighted average period of 2.2 years. For the three months ended March 31, 2009 and 2008, the Company granted 378,000 and 499,000 stock options to employees, with an estimated total grant-date fair value of $255,000 and $335,000, or $0.67 and $0.67 per share, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted during the three months ended March 31, 2009 and 2008 using a Black-Scholes-Merton valuation model, consistent with the provisions of SFAS 123R and SEC Staff Accounting Bulletin (SAB) No. 107 (SAB 107). The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following weighted-average assumptions of the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
Employee Stock Option Plan
Expected dividend	—%	—%
Average risk-free interest rate	1.4%	3.0%
Expected volatility	109%	131%
Expected term (years)	4.0	6.1

	Three Months Ended March 31,
	2009	2008
Employee Stock Purchase Plan
Expected dividend	—%	—%
Average risk-free interest rate	0.4%	2.2%
Expected volatility	148%	176%
Expected term (months)	6.0	6.0

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve, and represent the yields on actively traded treasury securities for terms that approximate the expected term of the options. Expected volatility is based on the historical volatility of the Company’s common stock over a period consistent with the expected term of the stock-option. For the three months ended March 31, 2009, the expected term of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the entire history of exercises and cancellations on all past option grants made by the Company during which its equity shares have been publicly traded, the contractual term, the vesting period and the expected remaining term of the outstanding options.  For the three months ended March 31, 2008, the expected term calculation is based on an average prescribed by SAB 107, based on the weighted average of the vesting periods, which is generally one quarter vesting after one year and one sixteenth vesting quarterly for twelve quarters, and adding the term of the option, which is generally ten years, and dividing by two.

Comprehensive Income

SFAS No. 130 (SFAS 130), Reporting Comprehensive Income, establishes standards for the reporting and the display of comprehensive income (loss) and its components. This standard defines comprehensive income (loss) as the changes in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive income (loss) includes certain changes in equity that are excluded from the net income or loss. The comprehensive loss was $415,000 and $3.8 million for the three months ended March 31, 2009 and 2008, respectively.

The components of comprehensive loss were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Net loss	$(415)	$(3,767)
Other comprehensive income (loss)	—	—
Total comprehensive loss	$(415)	$(3,767)

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

In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) as of March 31, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$5	$5	$—	$—
Total cash equivalents	$5	$5	$—	$—

4. Related Party Transactions

UBS Warburg LLC, which is an affiliate of UBS AG, is a stockholder of the Company and is also a customer of the Company. As of March 31, 2009 and December 31, 2008, UBS Warburg LLC held less than 5% of the Company’s stock. Revenue from UBS Warburg LLC and its affiliates represented 8% and 20% of the Company’s total revenue for the three months ended March 31, 2009 and 2008, respectively. Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. As of March 31, 2009 and December 31, 2008, the Company had accounts receivable outstanding from UBS Warburg LLC and its affiliates of approximately $53,000 and $350,000, respectively.

On January 4, 2008, Avistar issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes (the Notes), which are due in 2010. The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, R. Stephen Heinrichs, William Campbell, and Craig Heimark, officers Simon Moss and Darren Innes, and WS Investment Company, a fund associated with Wilson Sonsini Goodrich & Rosati (WSGR), the Company’s legal counsel.  See Note 8 for further details.

5. Net Loss Per Share

Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128 (SFAS 128), Earnings Per Share, for all periods presented.

In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company excluded all outstanding stock options from the calculation of diluted net loss per share for the three months ended March 31, 2008 and 2009, because all such securities are anti-dilutive (owing to the fact that the Company was in a loss position during the time period). Accordingly, diluted net loss per share is equal to basic net loss per share for those periods.

The total number of potential dilutive common shares excluded from the calculation of diluted net loss per share for the three months ended March 31, 2009 and 2008 was 290,044 and 298,471, respectively.

The following table set forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Numerator – basic and diluted:
Net loss	$(415)	$(3,767)

Denominator – basic and diluted:
Weighted average shares of common stock used in computing net loss per share	34,698	34,532

Net loss per share – basic and diluted	$(0.01)	$(0.11)

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

Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if based upon the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions according to the provisions of FASB Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).   FIN 48 contains a two-step approach for recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it’s probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  No material changes have occurred in the Company’s tax positions taken as of December 31, 2008 during the three months ended March 31, 2009.

As of December 31, 2008, the Company has a net deferred tax asset of $26.8 million and unrecognized tax benefit under FIN 48 of $915,000.  A valuation allowance has been provided for the entire net deferred tax assets.

7. Segment Reporting

Disclosure of segments is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (products division) and (2) the prosecution, maintenance, support and licensing of the Company’s intellectual property and technology, some of which is used in the Company’s products (intellectual property division). Service revenue relates mainly to the maintenance, support, training and software development, and is included in the products division for purposes of reporting and decision-making. The products division also engages in corporate functions, and provides financing and services to its intellectual property division. The Company’s chief operating decision-maker, its Chief Executive Officer (CEO), monitors the Company’s operations based upon the information reflected in the following table (in thousands). The table includes a reconciliation of the revenue and expense classification used by the CEO with the revenue, other income and expenses reported in the Company’s condensed consolidated financial statements included elsewhere herein. The reconciliation for the revenue category reflects the fact that the CEO views activity recorded in the account “income from settlement and patent licensing” as revenue within the intellectual property division.

	Intellectual Property Division	Products Division	Reconciliation	Total
Three Months Ended March 31, 2009 (unaudited)
Revenue	$1,177	$2,510	$(1,057)	$2,630
Depreciation expense	—	(59)	—	(59)
Total costs and expenses	(360)	(3,674)	1,057	(2,977)
Interest income	—	6	—	6
Interest expense	—	(132)	—	(132)
Net income (loss)	817	(1,232)	—	(415)
Assets	1,394	2,119	—	3,513
Three Months Ended March 31, 2008 (unaudited)
Revenue	$1,211	$997	$(1,057)	$1,151
Depreciation expense	—	(131)	—	(131)
Total costs and expenses	(771)	(5,165)	1,057	(4,879)
Interest income	—	46	—	46
Interest expense	—	(80)	—	(80)
Net income (loss)	440	(4,207)	—	(3,767)
Assets	2,646	8,856	—	11,502

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 29% and 52% of total revenues for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009 and 2008, international revenues from customers in the United Kingdom accounted for 24% and 11% of total product and services revenue, respectively. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

8. Borrowings

Line of Credit

On December 22, 2008, the Company renewed its Revolving Credit and Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit. The agreement includes a first priority security interest in all of the Company’s assets. Gerald Burnett, Chairman of the Company, provided a collateralized guarantee to the financial institution, assuring payment of the Company’s obligations under the agreement and as a consequence, there are no restrictive covenants, allowing the Company greater access to the full amount of the facility. In addition to the guarantee provided to the financial institution, on March 29, 2009, Dr. Burnett provided a personal guarantee to Avistar, assuring the Company a line of credit of $10.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 21, 2009 to March 31, 2010. The line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 1.25% or Prime Rate plus 1.25%. The Company elected Prime Rate plus 1.25% or 4.5% at March 31, 2009 and December 31, 2008. In January 2009, the Company repaid $3.9 million of the $7.0 million revolving line of credit outstanding as of December 31, 2008. The Company borrowed $500,000 under the revolving line of credit for the three months ended March 31, 2009, and has a balance of $3.6 million outstanding as of March 31, 2009.  The Revolving Credit and Promissory Note matures on December 21, 2009, and is subject to annual renewal with the consent of the Company and the lender.

Convertible Debt

On January 4, 2008, Avistar issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes (Notes). The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett,  R. Stephen Heinrichs, William Campbell, and Craig Heimark, officers Simon Moss and Darren Innes, and WS Investment Company (collectively, the Purchasers). The Company’s obligations under the Notes are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company pursuant to a Security Agreement among the Company and the Purchasers. The Notes have a two-year term, will be due on January 4, 2010 and are convertible prior to maturity.  Interest on the Notes accrues at the rate of 4.5% per annum and is payable semi-annually in arrears on June 4 and December 4 of each year.  From the one-year anniversary of the issuance of the Notes until maturity, the holders of the Notes will be entitled to convert the Notes into shares of common stock at an initial conversion price per share of $0.70.

9. Commitments and Contingencies

Software Indemnifications

Avistar enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Avistar indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Avistar’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments Avistar could be required to make under these indemnification agreements is generally limited to the cost of products purchased per customer, but may be material when customer purchases since inception are considered in aggregate. Avistar has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, Avistar has no liabilities recorded for these agreements as of March 31, 2009.

Microsoft

  In fiscal 2008, Microsoft Corporation (Microsoft) filed requests for re-examination of 29 U.S. patents held by Avistar. In June 2008, the U.S. Patent and Trademark Office (USPTO) completed its review of Microsoft’s requests for re-examination and rejected 19 of the re-examination applications in their entirety, and the majority of the arguments for one additional application. The USPTO agreed to re-examine, either in part or fully, 10 of the Company’s existing U.S. patents.  Subsequently, Microsoft submitted five petitions for reconsideration of the USPTO’s rejection of Microsoft’s re-examination applications.

During the quarter ended March 31, 2009, the Company responded to the USPTO on the 10 patents in re-examination within the time permitted, and is currently waiting for the reply from USPTO. The USPTO’s review of the five petitions for reconsideration is currently in process, with an indeterminate time period established for their decision on Microsoft’s request.  Once undertaken, the USPTO may take between six months and two years to complete patent re-examinations.  Avistar believes that its U.S. patents are valid and intends to defend its patents through the re-examination process.  However, the re-examination of patents by the USPTO is a lengthy, time consuming and expensive process in which the ultimate outcome is uncertain.  The re-examination process by the USPTO may adversely impact the Company’s licensing negotiations in process, and may require the Company to spend substantial time and resources defending its patents, including the fees and expenses of legal advisors.  . This may impact the Company’s results of operations negatively and require the Company to seek additional financing to fund its operations as well as the expense incurred in the legal defense of the Company’s patents.

 The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under SFAS No. 5, Accounting for Contingencies.

10. Recent Accounting Pronouncements

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company adopted this statement on January 1, 2009.  The adoption of EITF 07-5 did not have a material impact on the Company’s financial condition and results of operations.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(R)-1), to amend SFAS 141 (revised 2007), Business Combinations. FSP FAS 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this statement on January 1, 2009.  The impact of FSP FAS 141(R)-1 on accounting for business combinations is dependent upon acquisition activity on or after its effective date.

In April 2009, the FASB issued three FASB Staff Position (FSP) statements intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements.  FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FASB Staff Position No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2), provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  These FSPs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if all three FSPs are early adopted at the same time. The Company expects to adopt these FSPs for the interim reporting period ending June 30, 2009, and is currently evaluating the impact of adopting the provisions of these FSPs.

11. Other Matters

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

On December 24, 2008, the Company received a notice from The Nasdaq Stock Market stating that Avistar has not regained compliance with Nasdaq Marketplace Rule 4310(c)(3)(B) and, as a result, Avistar’s securities are subject to de-listing from The Nasdaq Capital Market unless Avistar appeals the Nasdaq Staff’s determination to a Nasdaq Listing Qualifications Panel.

On January 29, 2009, the Company appealed the Nasdaq Staff’s determination to the Listing Qualifications Panel which automatically resulted in the stay of the Staff’s de-listing of Avistar’s common stock.

On April 2, 2009, the Company received a notice from the Nasdaq Hearings Panel indicating that it has determined to grant Avistar’s request for continued listing on The Nasdaq Stock Market, subject to certain conditions. Avistar must maintain a market value of its listed securities above $35 million for ten consecutive trading days, or otherwise demonstrate compliance with the alternative continued listing standards during the period from April 2, 2009 to June 22, 2009, to regain compliance with Nasdaq’s continued listing standards.  If Avistar is unable to meet the continued listing standards by June 22, 2009, the Panel will issue a final delisting determination and suspend trading of the Company’s shares on the second business day after the date of the delisting determination.

  In January 2009, Robert Habig resigned from the Company  as its Chief Financial Officer and  Elias MurrayMetzger, the Company’s Corporate Controller was promoted to Acting Chief Financial Officer. On April 15, 2009, Elias MurrayMetzger was promoted from Acting Chief Financial Officer to Chief Financial Officer.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains both historical information and forward-looking statements. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the various risks and other factors that were discussed  under “Risk Factors” and elsewhere in the 2008 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. These factors may cause our actual results to differ materially from any forward looking statement.   Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.  These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.  In addition, historical information should not be considered an indicator of future performance.

Overview

Avistar creates technology that provides the missing critical element in unified communications: bringing people in organizations face-to-face, through enhanced communications for true collaboration anytime, anyplace. Our latest product, Avistar C3, draws on over a decade of market experience to deliver a single-click desktop videoconferencing and collaboration experience that moves business communications into a new era. Available as a stand-alone solution, or integrated with existing unified communications software from other vendors, Avistar C3 users gain an instant messaging-style ability to initiate video communications across and outside the enterprise. Patented bandwidth management enables thousands of users to access desktop videoconferencing, Voice over IP (VoIP) and streaming media without requiring substantial new network investment or impairing network performance.  By integrating Avistar C3 tightly into the way they work, our customers can use our solutions to help reduce costs and improve productivity and communications within their enterprise and between enterprises, and to enhance their relationships with customers, suppliers and partners. Using Avistar C3 software and leveraging video, telephony and Internet networking standards, Avistar solutions are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system directly and indirectly to the small and medium sized business, or SMB, and globally distributed organizations, or Enterprise, markets comprising the Global 5000. Our objective is to establish our technology as the standard for networked visual unified communications and collaboration through limited direct sales, indirect channel sales/partnerships, and the licensing of our technology to others. We also seek to license our broad portfolio of patents covering, among other areas, video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of March 31, 2009, we held 97 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace.

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

•	A reduction in our employees from an average of 88 in 2007 to approximately 52 on March 31, 2009; and

•	Pursuing multiple distribution, services and technology partners.

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

During the quarter ended March 31, 2009, we responded to the USPTO regarding the 10 patents being re-examined within the required time frame, and we are currently waiting for a response  from the USPTO. The USPTO’s review of the five petitions for reconsideration is currently in process, with an indeterminate time period established for their decision on Microsoft’s request.  Once undertaken, the USPTO may take between six months and two years to complete patent re-examinations.  We believe that our U.S. patents are valid and we intend to defend our patents through the re-examination process.  However, the re-examination of patents by the USPTO is a lengthy, time consuming and expensive process in which the ultimate outcome is uncertain.  The re-examination process by the USPTO may adversely impact and delay our present and future licensing negotiations, and may require us to spend substantial time and resources defending our patents, including the fees and expenses of our legal advisors.  The potential impact to our results of operations may require us to reduce our other operating expenses and seek additional financing to fund our operations and the defense of our patents.

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

Management believes that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2009 from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue
	Three Months Ended March 31,
	2009	2008
Revenue:
Product	51%	22%
Licensing	5	13
Services, maintenance and support	44	65
Total revenue	100	100
Costs and Expenses:
Cost of product revenue	14	31
Cost of services, maintenance and support revenue	30	45
Income from settlement and patent licensing	(40)	(92)
Research and development	35	161
Sales and marketing	27	115
General and administrative	47	163
Total costs and expenses	113	423
Loss from operations	(13)	(323)
Other income (expense):
Interest income	-	4
Other expense, net	(3)	(7)
Total other (expense) income, net	(3)	(3)
Net loss	(16)%	(326)%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Revenue

Total revenue increased by $1.5 million or 128%, to $2.6 million for the three month period ended March 31, 2009, from $1.2 million for the three months ended March 31, 2008, primarily due to increase in software product revenue.

•
Product revenue increased by $1.1 million or 441%, to $1.3 million for the three month period ended March 31, 2009 from $249,000 for the three months ended March 31, 2008. The increase was due primarily to software product revenue of $883,000 from IBM in the quarter ended March 31, 2009.

•
Licensing revenue, relating to the licensing of our patent portfolio, decreased by $34,000 or 22%, to $120,000 for the three months ended March 31, 2009 from $154,000 for the three months ended March 31, 2008, mainly due to  a decline in the ongoing royalty revenue from Sony.

•
Services, maintenance and support revenue, which includes  funded software development and maintenance and support, increased by $415,000, or 55%, to $1.2 million for the three months ended March 31, 2009, from $748,000 for the three months ended March 31, 2008.  The increase was due primarily to service revenue of $370,000 and $177,000 from the software implementation and enhancement services for LifeSize and IBM, respectively, offset by a decrease in revenue from maintenance contracts with existing customers in the quarter ended March 31, 2009.

For the three months ended March 31, 2009, revenue from four customers accounted for 78% of total revenue compared to three customers and 87% for the three months ended March 31, 2008. No other customer accounted for greater than 10% of total revenue.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and expenses

Cost of product revenue. Cost of product revenue increased by $16,000 or 4%, to $375,000 for the three months ended March 31, 2009 from $359,000 for the three months ended March 31, 2008.  The increase was mainly attributable to  an increase of $53,000 in stock based compensation expense, offset by lower hardware product costs due to the product mix, in the quarter ended March 31, 2009.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue increased by $283,000, or 55%, to $802,000 for the three months ended March 31, 2009, from $519,000 for the three months ended March 31, 2008. The increase was primarily due to allocation of labor costs to software  implementation and enhancement services for IBM and LifeSize in the quarter ended March 31, 2009 compared to no such project costs for the same period in 2008.

Income from settlement and patent licensing. Income from settlement and patent licensing was $1.1 million for the three months ended March 31, 2009 and 2008, respectively, reflecting the amortization of the net proceeds from the November 2004 Polycom settlement and cross-license agreement over a five year period, beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses decreased by $940,000, or 51%, to $911,000 for the three months ended March 31, 2009 from $1.9 million for the three months ended March 31, 2008.  This decrease was primarily due to allocation of engineering employee and external labor expenses to cost of services associated with software implementation and enhancement services in the quarter ended March 31, 2009 compared to no such project costs for the same period in 2008, and a reduction in personnel and personnel related expenses partially offset by an increase of $104,000 in stock based compensation expense.

Sales and marketing. Sales and marketing expenses decreased by $606,000, or 46%, to $723,000 for the three months ended March 31, 2009, from $1.3 million for the three months ended March 31, 2008. The decrease was due primarily to a reduction in personnel and personnel related expenses partially offset by an increase of $92,000 in stock based compensation expense.

General and administrative. General and administrative expenses decreased by $655,000, or 35% to $1.2 million for the three months ended March 31, 2009, from $1.9 million for the three months ended March 31, 2008. The decrease was due primarily to a reduction in legal expense associated with patent prosecution and filing expenses, and a decrease in personnel and personnel related expenses partially offset by an increase of $86,000 in stock based compensation expense.

Other income (expense)

Interest income. Interest income decreased by $40,000, or 87%, to $6,000 for the three months ended March 31, 2009, from $46,000 for the three months ended March 31, 2008. The decrease was due to both a decrease in interest rates and a decrease in the average outstanding balance of cash and cash equivalents that earned interest in the three months ended March 31, 2009 compared to the same period in 2008.

Other expense, net. Other expense, net, decreased by $11,000, or 13%, to $74,000 for the three months ended March 31, 2009, from $85,000 for the three months ended March 31, 2008. The decrease was due to recognition of corporate income tax benefit for ASUK, offset by an increase in interest expense due to higher interest rate during the three months ended March 31, 2009 compared to the same period in 2008.

Liquidity and Capital Resources

We had cash and cash equivalents of $475,000 and $4.9 million as of March 31, 2009 and December 31, 2008, respectively. For the three months ended March 31, 2009, we had a net decrease in cash and cash equivalents of $4.4 million. The net cash used by operations of $1.2 million for the three months ended March 31, 2009 resulted primarily from the net loss of $415,000, a decrease in deferred income from settlement and patent licensing of $1.4 million, a decrease in deferred services revenue and customer deposits of $1.8 million, offset by a decrease in accounts receivable of $1.4 million, an increase in account payable of $114,000, a decrease in deferred settlement and patent licensing costs of $318,000 and non-cash expenses of $541,000 .  The net cash used in investing activities of $20,000 for the three months ended March 31, 2009 was related to purchases of equipment.  The net cash used in financing activities of $3.2 million for the three months ended March 31, 2009 related primarily to payments made on our line of credit of $3.9 million in January 2009, offset by $500,000 of borrowings on our line of credit in March 2009 and $160,000 in proceeds from the issuance of common stock under employee stock option and stock purchase plans.

Our accounts receivable at March 31, 2009 decreased 52% over the balance as of December 31, 2008 from $2.7 million to $1.3 million mainly due to a $1.0 million advance billing of services to a customer in December 2008 that was subsequently collected in January 2009.

At March 31, 2009, we had approximately $2.8 million in minimum commitments under non-cancelable operating leases net of projected sublease proceeds.

On December 22, 2008, we renewed our Revolving Credit and Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit. The agreement includes a first priority security interest in all of our assets. Gerald Burnett, our Chairman, provided a collateralized guarantee to the financial institution, assuring payment of our obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility.  In addition to the guarantee provided to the financial institution, on March 29, 2009, Dr. Burnett provided a personal guarantee to us assuring us a line of credit of $10.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 21, 2009 to March 31, 2010. The line of credit required monthly interest-only payments based on Adjusted LIBOR plus 1.25% or Prime Rate plus 1.25%. We elected Prime Rate plus 1.25% or 4.5% at March 31, 2009 and December 31, 2008. In January 2009, we repaid $3.9 million of the $7.0 million revolving line of credit outstanding as of December 31, 2008. We borrowed $500,000 under the revolving line of credit for the three months ended March 31, 2009 and have a balance of $3.6 million outstanding as of March 31, 2009.  The Revolving Credit and Promissory Note matures on December 21, 2009, and is subject to annual renewal with the consent of the Company and the lender.

On January 4, 2008, we issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes, which are due in 2010 (Notes). The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, R. Stephen Heinrichs, William Campbell, and Craig Heimark, officers Simon Moss and Darren Innes, and WS Investment Company. Our obligations under the Notes are secured by the grant of a security interest in substantially all  our tangible and intangible assets pursuant to a Security Agreement between us and the purchasers. The Notes have a two year term, will be due on January 4, 2010 and are convertible prior to maturity.  Interest on the Notes accrues at the rate of 4.5% per annum and is payable semi-annually in arrears on June 4 and December 4 of each year.  From the one year anniversary of the issuance of the Notes until maturity, the holders of the Notes will be entitled to convert the Notes into shares of common stock at an initial conversion price of $0.70 per share.

As of March 31, 2009, we had no material off-balance sheet arrangements, other than the operating leases described above.   We enter into indemnification provisions under agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of March 31, 2009, we have not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and therefore, we have no liabilities recorded for these agreements as of March 31, 2009.

We are currently in discussions with the holders of the Notes to convert the Notes into shares of common stock in January 2010 or extend the term of the Notes.  Assuming the successful conversion or extension of the Notes in conjunction with the results of our cost reduction efforts, including Dr. Burnett's personal guarantee to Avistar to support an extension of the revolving line of credit, we believe that our existing cash and cash equivalents balance and line of credit will provide us with sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, whether or not the holders of the Notes elect to convert such Notes into our common stock, general economic conditions and conditions in the financial services industry in particular, the level and timing of product, services and patent licensing revenues and income, the maintenance of our cost control measures structured to align operations with predictable revenues, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales, partnering and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, and the costs involved in maintaining, defending and enforcing patent claims and other intellectual property rights, all of which may impact our ability to achieve and maintain profitability or generate positive cash flows.

From time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional debt or equity financing arrangements may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish some or all of our rights to certain of our technologies or products. Our potential inability to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

Recent Accounting Pronouncements

See Note 10 to our unaudited condensed consolidated financial statements included in this report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.

Item 3.                      Omitted

Item 4T.                   Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of the Evaluation Date that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) were effective such that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

From time to time we may encounter other claims in the normal course of business that are not expected to have a material effect on our business.  However, dispute resolution is inherently unpredictable, and the costs and other effects of pending or future claims, litigation, legal and administrative cases and proceedings, and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results

Item 1A.                  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results of operations. Management believes that there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of May 2009.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ Simon B. Moss
Simon B. Moss
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Elias A. MurrayMetzger
Elias A. MurrayMetzger
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