Form 10-Q
period 2009-06-30
AVISTAR COMMUNICATIONS CORP
filed 2009-08-05
CIK 1111632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a small reporting company)	Accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At July 27, 2009, 38,956,858 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

as of June 30, 2009 and December 31, 2008

(in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$126	$4,898
Accounts receivable, net of allowance for doubtful accounts of $20 at June 30, 2009 and December 31, 2008, respectively	2,767	2,701
Inventories	194	307
Deferred settlement and patent licensing costs	463	1,100
Prepaid expenses and other current assets	225	320
Total current assets	3,775	9,326
Property and equipment, net	230	310
Other assets	157	157
Total assets	$4,162	$9,793

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Line of credit	$5,075	$7,000
Convertible debt	4,060	—
Accounts payable	984	579
Deferred income from settlement and patent licensing	2,001	4,751
Deferred services revenue and customer deposits	1,782	3,687
Accrued liabilities and other	1,305	1,382
Total current liabilities	15,207	17,399
Long-term liabilities:
Long-term convertible debt	—	7,000
Other liabilities	72	23
Total liabilities	15,279	24,422
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at June 30, 2009 and December 31, 2008; 40,139,733 and 35,750,680 shares issued including treasury shares at June 30, 2009 and December 31, 2008, respectively	40	36
Less: treasury common stock, 1,182,875 shares at June 30, 2009 and December 31, 2008, at cost	(53)	(53)
Additional paid-in-capital	101,580	97,506
Accumulated deficit	(112,684)	(112,118)
Total stockholders’ equity (deficit)	(11,117)	(14,629)
Total liabilities and stockholders’ equity (deficit)	$4,162	$9,793

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended June 30, 2009 and 2008

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue:
Product	$1,599	$553	$2,946	$802
Licensing	102	153	222	307
Services, maintenance and support	1,177	1,084	2,340	1,832
Total revenue	2,878	1,790	5,508	2,941
Costs and Expenses:
Cost of product revenue*	288	565	663	924
Cost of services, maintenance and support revenue*	861	603	1,663	1,122
Income from settlement and patent licensing	(1,057)	(1,057)	(2,114)	(2,114)
Research and development*	975	959	1,886	2,810
Sales and marketing*	640	789	1,363	2,118
General and administrative*	1,211	1,436	2,434	3,314
Total costs and expenses	2,918	3,295	5,895	8,174
Loss from operations	(40)	(1,505)	(387)	(5,233)
Other (expense) income:
Interest income	2	21	8	67
Other expense, net	(113)	(128)	(187)	(213)
Total other expense, net	(111)	(107)	(179)	(146)
Net loss	$(151)	$(1,612)	$(566)	$(5,379)

Net loss per share - basic and diluted	$(0.00)	$(0.05)	$(0.02)	$(0.16)
Weighted average shares used in calculating
basic and diluted net loss per share	36,561	34,547	35,634	34,538

*Including stock based compensation of:
Cost of product, services, maintenance and support revenue	$62	$19	$122	$26
Research and development	158	88	325	151
Sales and marketing	51	(60)	107	(96)
General and administrative	225	156	424	269

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2009 and 2008

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2009	2008
	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(566)	$(5,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	120	268
Stock based compensation for options issued to consultants and employees	978	350
Provision for doubtful accounts	—	(3)
Changes in assets and liabilities:
Accounts receivable	(66)	273
Inventories	113	(30)
Prepaid expenses and other current assets	95	68
Deferred settlement and patent licensing costs	637	636
Other assets	—	81
Accounts payable	405	(706)
Deferred income from settlement and patent licensing and other long-term liabilities	(2,701)	(2,827)
Deferred services revenue and customer deposits	(1,905)	(929)
Accrued liabilities and other	(77)	140
Net cash used in operating activities	(2,967)	(8,058)

Cash Flows from Investing Activities:
Maturities of short-term investments	—	799
Sale of property and equipment	—	8
Purchase of property and equipment	(40)	(35)
Net cash (used in) provided by investing activities	(40)	772

Cash Flows from Financing Activities:
Line of credit payments	(3,900)	(5,100)
Proceeds from line of credit	1,975	7,000
Proceeds from convertible debt issuance	—	7,000
Net proceeds from issuance of common stock	160	56
Net cash (used in) provided by financing activities	(1,765)	8,956
Net (decrease) increase in cash and cash equivalents	(4,772)	1,670
Cash and cash equivalents, beginning of period	4,898	4,077
Cash and cash equivalents, end of period	$126	$5,747

Non-cash financing activities:
Debt converted to equity	$2,940	$—

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

Basis of Presentation

The unaudited condensed consolidated balance sheet as of June 30, 2009, the unaudited condensed consolidated results of operations for the three and six months ended June 30, 2009 and 2008 and the unaudited condensed consolidated cash flows for the six months ended June 30, 2009 and 2008 present the consolidated financial position of Avistar and ASUK after the elimination of all intercompany accounts and transactions. The unaudited condensed consolidated balance sheet of Avistar as of December 31, 2008 was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and footnote disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the SEC.  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. All gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations and have not been material.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $112.7 million as of June 30, 2009. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months.  The Company was not invested in any auction rate securities as of June 30, 2009 and December 31, 2008. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at June 30, 2009 and December 31, 2008 consisted of money market funds with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

The Company accounts for its short-term and long-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available- for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments at June 30, 2009 and December 31, 2008.

Cash and cash equivalents consisted of cash and money market funds of $126,000 and $4.9 million at June 30, 2009 and December 31, 2008, respectively.

See Note 3 for further information on fair value.

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s revenues for the three and six months ended June 30, 2009 and 2008. Revenues from these customers as a percentage of total revenues were as follows for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009	2008
	(unaudited)			(unaudited)
Customer A	57%		—	49%	—
Customer B	18%		—	15%	—
Customer C	*	%	69%	10%	63%
Customer D	*	%	14%	* %	17%
Customer E	*	%	* %	* %	10%

* Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution, or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of June 30, 2009, the Company had cash and cash equivalents on deposit with a major financial institution that were below the FDIC insured limits. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of June 30, 2009, approximately 91% of the Company’s gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of the total gross accounts receivable. As of December 31, 2008, approximately 98% of the Company’s gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of the total gross accounts receivable. No other customer individually accounted for greater than 10% of total accounts receivable as of June 30, 2009 and December 31, 2008.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, line of credit, and accounts payable at June 30, 2009 and December 31, 2008, approximate fair value because of the short maturity of these instruments.

The convertible debt was stated at cost at June 30, 2009 and December 31, 2008 since there were no unamortized discounts and the Company did not elect to measure the instrument at fair value in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  As of June 30, 2009, the carrying amount of the convertible debt is $4.1 million and the estimated fair value is $5.8 million.  As of December 31, 2008, the carrying amount of the convertible debt was $7.0 million, and the estimated fair value was $11.2 million. The fair value is estimated as the sum of the present value of future interest and principal payments of the debt based on rates available to the Company for debt with similar terms and remaining maturities, and the fair value of the conversion feature calculated based on the Black-Scholes method. See Note 8 for further details on the terms of the convertible debt.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
Raw materials and subassemblies	$1	$10
Finished goods	193	297
Total Inventories	$194	$307

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

The Company recognizes revenue from the licensing of its intellectual property portfolio according to SOP 97-2, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to the Company’s intellectual property is granted after the commencement of litigation proceedings between the Company and the licensee, the proceeds of such transaction are recognized as licensing revenue only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues consistent with Financial Accounting Standards Board (FASB) Concepts Statement No. 6, Elements of Financial Statements (CON 6). As of June 30, 2009, these criteria for recognizing license revenue following the commencement of litigation had not been met.

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

On September 8, 2008 and on September 9, 2008, Avistar entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which Avistar agreed to integrate its bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services. An initial cash payment of $3.0 million was made by IBM to Avistar on November 7, 2008.  Avistar expects IBM to make two additional non-refundable payments of $1.5 million, each associated with scheduled phases of delivery.  IBM has agreed to make future royalty payments to Avistar equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold that exceeds a contractual base amount, and maintenance payments received from existing customers, which incorporate Avistar’s technology.  The agreements have a five year term and are non-cancelable except for material default by either party.  The agreements convey to IBM a non-exclusive world-wide license to Avistar’s patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.  In April 2009, the agreements were amended to extend the initial term from five years to six years.  The Company has determined the value of maintenance based on VSOE, and allocated the residual portion of the initial $6.0 million to the integration project.  The residual portion is being recognized under the percentage of completion method, in accordance with the “Input Method”, and the maintenance revenue will be recognized over the future maintenance service period.  As the Company believes there are no future deliverables associated with the intellectual property patent licenses, no additional provision for this element has been made.  For the six months ended June 30, 2009, the Company has recognized $2.2 million in product revenue and $453,000 in service revenue. The remaining $1.1 million is expected to be recognized in product and service revenue under the percentage of completion method over the remaining projected development time of six months. The estimate of current period percentage of completion requires significant management judgment and is subject to updates in future periods until the project is complete.

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

Warranty

The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. There was no warranty accrual as of June 30, 2009 and December 31, 2008.

Research and Development

Research and development costs include engineering expenses, such as salaries and related benefits, depreciation, professional services and overhead expenses related to the general development of Avistar’s products, and are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. For the three and six months ended June 30, 2009, Avistar did not capitalize any software development costs since the period between establishing technological feasibility and general release of the product was relatively short, and these costs were not significant.

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

The effect of recording stock-based compensation for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Stock-based compensation expense by type of award:
Employee stock options	$488	$193	$964	$347
Non-employee stock options	4	3	5	6
Employee stock purchase plan	4	7	9	(3)
Total stock-based compensation	496	203	978	350
Tax effect of stock-based compensation	—	—	—	—
Net effect of stock-based compensation on net loss	$496	$203	$978	$350

As of June 30, 2009, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $3.3 million before estimated forfeitures and after actual cancellations. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 11% for its executive options and 38% for non-executive options. Accordingly, as of June 30, 2009, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $1.2 million and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $2.1 million after estimated forfeitures and after actual cancellations. This amount will be recognized over an estimated weighted average period of 2.4 years. For the three months ended June 30, 2009 and 2008, the Company granted 957,428 and 1,904,818 stock options to employees, with an estimated total grant-date fair value of $668,000 and $876,000, or $0.70 and $0.46 per share, respectively.  For the six months ended June 30, 2009 and 2008, the Company granted 1,335,428 and 2,403,318 stock options with an estimated total grant-date fair value of $923,000 and $1.2 million, or $0.69 and $0.50 per share, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted during the three and six months ended June 30, 2009 and 2008 using a Black-Scholes-Merton valuation model, consistent with the provisions of SFAS 123R and SEC Staff Accounting Bulletin (SAB) No. 107 (SAB 107). The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following weighted-average assumptions for  both the three and six month periods ended June 30, 2009 and 2008, respectively:
	Three and Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Employee Stock Option Plan
Expected dividend	—%	—%
Average risk-free interest rate	1.5%	2.3%
Expected volatility	109%	114%
Expected term (years)	4.1	2.4

	Three and Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Employee Stock Purchase Plan
Expected dividend	—%	—%
Average risk-free interest rate	0.4%	2.3%
Expected volatility	148%	176%
Expected term (months)	6.0	6.0

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve, and represent the yields on actively traded treasury securities for terms that approximate the expected term of the options. Expected volatility is based on the historical volatility of the Company’s common stock over a period consistent with the expected term of the stock-option. For the three and six months ended June 30, 2009, the expected term of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the entire history of exercises and cancellations on all past option grants made by the Company during which its equity shares have been publicly traded, the contractual term, the vesting period and the expected remaining term of the outstanding options.  For the three and six months ended June 30, 2008, the expected term calculation is based on an average prescribed by SAB 107, based on the weighted average of the vesting periods, which is generally one quarter vesting after one year and one sixteenth vesting quarterly for twelve quarters, and adding the term of the option, which is generally ten years, and dividing by two.

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

The components of comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net loss	$(151)	$(1,612)	$(566)	$(5,379)
Other comprehensive income (loss)	—	—	—	—
Total comprehensive loss	$(151)	$(1,612)	$(566)	$(5,379)

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

In accordance with FAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) as of June 30, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash Equivalents (unaudited):
Money market funds	$5	$5	$—	$—
Total cash equivalents	$5	$5	$—	$—

4. Related Party Transactions

UBS Warburg LLC, which is an affiliate of UBS AG, is a stockholder of the Company and is also a customer of the Company. As of June 30, 2009 and December 31, 2008, UBS Warburg LLC held less than 5% of the Company’s stock. Revenue from UBS Warburg LLC and its affiliates represented 4% and 14% of the Company’s total revenue for the three months ended June 30, 2009 and 2008, respectively, and 6% and 17% of the Company’s total revenue for the six months ended June 30, 2009 and 2008, respectively.  Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. As of June 30, 2009 and December 31, 2008, the Company had accounts receivable outstanding from UBS Warburg LLC and its affiliates of approximately $28,000 and $350,000, respectively.

On January 4, 2008, Avistar issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes (the Notes), which are due in 2010. The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, R. Stephen Heinrichs, William Campbell, and Craig Heimark, officers Simon Moss and Darren Innes, and WS Investment Company, a fund associated with Wilson Sonsini Goodrich & Rosati (WSGR), the Company’s legal counsel.  In May 2009, all Note holders, except Baldwin Enterprise, Inc. and Darren Innes, an officer of the Company, elected to have the principal amounts outstanding under their respective Notes converted into common stock of the Company.   See Note 8 for further details.

5. Net Loss Per Share

Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128 (SFAS 128), Earnings Per Share, for all periods presented.

In accordance with SFAS 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company excluded all outstanding stock options from the calculation of diluted net loss per share for the three months and six months ended June 30, 2009 and 2008, because all such securities are anti-dilutive (owing to the fact that the Company was in a loss position during the time period). Accordingly, diluted net loss per share is equal to basic net loss per share for those periods.

The total number of potential dilutive common shares excluded from the calculation of diluted net loss per share for the three months ended June 30, 2009 and 2008 was 224,810 and 304,335, respectively. The total number of potential dilutive common shares excluded from the calculation of diluted net loss per share for the six months ended June 30, 2009 and 2008 was 254,266 and 300,736, respectively.

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Numerator – basic and diluted:
Net loss	$(151)	$(1,612)	$(566)	$(5,379)

Denominator – basic and diluted:
Weighted average shares of common stock used in computing net loss per share	36,561	34,547	35,634	34,538

Net loss per share – basic and diluted	$(0.00)	$(0.05)	$(0.02)	$(0.16)

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

The Company accounts for uncertain tax positions according to the provisions of FASB Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).   FIN 48 contains a two-step approach for recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  No material changes have occurred in the Company’s tax positions taken as of December 31, 2008 during the three and six months ended June 30, 2009.

As of December 31, 2008, the Company had a net deferred tax asset of $26.8 million and unrecognized tax benefit under FIN 48 of $915,000.  A valuation allowance has been provided for the entire net deferred tax assets.

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

	Intellectual Property Division	Products Division	Reconciliation	Total
Three Months Ended June 30, 2009 (unaudited)
Revenue	$1,159	$2,776	$(1,057)	$2,878
Depreciation expense	—	(61)	—	(61)
Total costs and expenses	(477)	(3,498)	1,057	(2,918)
Interest income	—	2	—	2
Interest expense	—	(108)	—	(108)
Net income (loss)	682	(833)	—	(151)
Assets	803	3,359	—	4,162
Three Months Ended June 30, 2008 (unaudited)
Revenue	$1,210	$1,637	$(1,057)	$1,790
Depreciation expense	—	(137)	—	(137)
Total costs and expenses	(558)	(3,794)	1,057	(3,295)
Interest income	—	21	—	21
Interest expense	—	(128)	—	(128)
Net income (loss)	652	(2,264)	—	(1,612)
Assets	2,138	8,044	—	10,182
Six Months Ended June 30, 2009 (unaudited)
Revenue	$2,336	$5,286	$(2,114)	$5,508
Depreciation expense	—	(120)	—	(120)
Total costs and expenses	(837)	(7,172)	2,114	(5,895)
Interest income	—	8	—	8
Interest expense	—	(240)	—	(240)
Net income (loss)	1,499	(2,065)	—	(566)
Assets	803	3,359	—	4,162
Six Months Ended June 30, 2008 (unaudited)
Revenue	$2,421	$2,634	$(2,114)	$2,941
Depreciation expense	—	(268)	—	(268)
Total costs and expenses	(1,329)	(8,959)	2,114	(8,174)
Interest income	—	67	—	67
Interest expense	—	(213)	—	(213)
Net income (loss)	1,092	(6,471)	—	(5,379)
Assets	2,138	8,044	—	10,182

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 32% and 52% of total revenues for the three months ended June 30, 2009 and 2008, respectively, and 31% and 52% of total revenues for the six months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009 and 2008, international revenues from customers in the United Kingdom accounted for 28% and 19% of total product and services revenue, respectively, and 26% and 24% for the six months ended June 30, 2009 and 2008, respectively.  The Company had no significant long-lived assets in any country other than in the United States for any period presented.

8.  Borrowings

Line of Credit

On December 22, 2008, the Company renewed its Revolving Credit and Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit. The agreement includes a first priority security interest in all of the Company’s assets. Gerald Burnett, Chairman of the Company, provided a collateralized guarantee to the financial institution, assuring payment of the Company’s obligations under the agreement and as a consequence, there are no restrictive covenants, allowing the Company greater access to the full amount of the facility. In addition to the guarantee provided to the financial institution, on March 29, 2009, Dr. Burnett provided a personal guarantee to Avistar, assuring the Company a line of credit of $10.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 21, 2009 to March 31, 2010. The line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 1.25% or Prime Rate plus 1.25%. The Company elected Prime Rate plus 1.25% or 4.5% at June 30, 2009 and December 31, 2008. In January 2009, the Company repaid $3.9 million of the $7.0 million revolving line of credit outstanding as of December 31, 2008. The Company borrowed $2.0 million under the revolving line of credit for the six months ended June 30, 2009, and has a balance of $5.1 million outstanding as of June 30, 2009.  The Revolving Credit and Promissory Note matures on December 21, 2009, and is subject to annual renewal with the consent of the Company and the lender.

Convertible Debt

On January 4, 2008, Avistar issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes (Notes). The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett,  R. Stephen Heinrichs, William Campbell, and Craig Heimark, officers Simon Moss and Darren Innes, and WS Investment Company (collectively, the Purchasers). The Company’s obligations under the Notes are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company pursuant to a Security Agreement among the Company and the Purchasers. The Notes have a two-year term, will be due on January 4, 2010 and are convertible prior to maturity.  Interest on the Notes accrues at the rate of 4.5% per annum and is payable semi-annually in arrears on June 4 and December 4 of each year.  Commencing on the one-year anniversary of the issuance of the Notes until maturity, the Note holders became entitled to convert the Notes into the Company’s common stock at an initial conversion price per share of $0.70.

In May 2009, the Company issued a total of 4,199,997 shares of the Company’s common stock to Gerald Burnett, R. Stephen Heinrichs, William Campbell, Craig Heimark, Simon Moss and WS Investment Company upon their election to convert their respective notes into common stock.  The total principal amount of notes so converted was $2.9 million.  $4.1 million in aggregate principal amount of notes remain outstanding as of June 30, 2009.

9. Commitments and Contingencies

Facilities Leases

The Company leases its facilities under operating leases that expire at various dates through March 2017.  During 2008 and 2009, the Company has subleased some of its operating facilities in San Mateo, California and New York, New York, and assigned its primary facility lease in London, United Kingdom to third parties. As a result of these subleases and assignment, the future minimum lease commitments under all facility leases as of June 30, 2009, net of sublease proceeds, are as follows (in thousands):

	Minimum lease payments	Sublease proceeds	Net
	(unaudited)	(unaudited)	(unaudited)
Six Months Ending December 31,
2009	$629	$(306)	$323
Years Ending December 31,
2010	1,280	(532)	748
2011	1,333	(343)	990
2012	567	(290)	277
2013	310	(284)	26
thereafter	1,008	(954)	54
Total future minimum lease payments	$5,127	$(2,709)	$2,418

Software Indemnifications

Avistar enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Avistar indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Avistar’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments Avistar could be required to make under these indemnification agreements is generally limited to the cost of products purchased per customer, but may be material when customer purchases since inception are considered in aggregate. Avistar has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, Avistar has no liabilities recorded for these agreements as of June 30, 2009.

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

During 2008, Microsoft submitted five petitions for reconsideration of the USPTO’s rejection of Microsoft’s re-examination applications.  As of July 31, 2009, two of the Microsoft petitions were denied. These denials are final and cannot be appealed. The other three petitions by Microsoft are still pending.

During the six months ended June 30, 2009, the Company responded to the USPTO on the 10 patents in re-examination within the time permitted.  As of July 31, 2009, six of the 10 re-examined patents were rejected by the USPTO to which the Company has thus far filed three notices of appeal to the USPTO Board of Appeals.  The Company believes that the remaining three of the 10 re-examined patents are in condition for allowance and one is currently under review by the USPTO.

Avistar believes that its U.S. patents are valid and intends to defend its patents through the re-examination process.  However, the re-examination of patents by the USPTO is a lengthy, time consuming and expensive process in which the ultimate outcome is uncertain.  Once initiated, the USPTO may take between six months and two years to complete patent re-examinations.  The re-examination process by the USPTO may adversely impact the Company’s licensing negotiations in process, and may require the Company to spend substantial time and resources defending its patents, including the fees and expenses of legal advisors.  This may impact the Company’s results of operations negatively and require the Company to seek additional financing to fund its operations as well as the expense incurred in the legal defense of the Company’s patents.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(R)-1), to amend SFAS 141 (revised 2007), Business Combinations. FSP FAS 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this statement upon its issuance.  The impact of FSP FAS 141(R)-1 on accounting for business combinations is dependent upon acquisition activity on or after its effective date.

In April 2009, the FASB issued three FASB Staff Position (FSP) statements intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements.  FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FASB Staff Position No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2), provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  These FSPs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if all three FSPs are early adopted at the same time. The Company adopted these FSPs on June 30, 2009.  The adoption of these statements did not have a material impact on the Company’s financial condition and results of operations.

 In May 2009, the FASB issued Statement No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted this statement on June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition and results of operations.

In June  2009, the FASB issued Statement No. 168, The FASB Accounting Codification and Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB No. 162 (SFAS No. 168)  The FASB Accounting Standards CodificationTM  (“Codification”) does not change U. S. GAAP, but combines all authoritative standards such as those issued by the FASB, AICPA, and EITF, into a comprehensive, topically organized online database.  The Codification was released on July 1, 2009 and will become the single source of authoritative U. S. GAAP applicable for all nongovernmental entities, except for rules and interpretive releases of the SEC.  The Codification is effective for all interim periods and year ends subsequent to September 15, 2009. The Company expects that this will have an impact on the Company’s financial statement disclosure references since all future references to authoritative accounting literature will be references in accordance with SFAS 168, but it is not expected to have an impact on the Company’s financial condition and results of operations.

11. Other Matters

Effective June 24, 2009, the Company’s common stock was suspended from trading on Nasdaq.  On June 12, 2009, the Company received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that the Nasdaq Hearings Panel, or the Panel, had determined to delist the shares of the Company from Nasdaq and would suspend the common stock of the Company from trading on Nasdaq effective at the open of trading on June 24, 2009.  The Panel's decision to suspend the Company's common stock was the result of the Company not evidencing a market value of listed securities above $35 million for ten consecutive trading days, or otherwise demonstrating compliance with alternative continued listing standards, during the period from April 2, 2009 and June 22, 2009.

On June 17, 2009, the Company requested a review by the Nasdaq Listing and Hearing Review Council, or the Council, of the Panel’s decision. The Council granted the Company’s request for a review and requested additional information from the Company be submitted by August 7, 2009.  There can be no assurance that the Council’s review will result in a reversal of the Panel’s decision to delist the Company’s common stock.

The Company’s common stock is currently quoted and traded on the Pink Sheets, which is an over-the-counter securities market, under the symbol AVSR.PK.

12. Subsequent Events

On July 8, 2009, Simon B. Moss voluntarily resigned from all of the positions he held with the Company, including his positions as Chief Executive Officer and Board member.  Shortly thereafter, the Board of Directors of the Company appointed Robert F. Kirk as the Chief Executive Officer of the Company, effective as of July 14, 2009 and additionally to the Board of Director effective as of July 15, 2009.

The Company has evaluated subsequent events through August 4, 2009, the date the unaudited condensed consolidated financial statements are issued.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of June 30, 2009, we held 98 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace.

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

•	A reduction in our employees from an average of 88 in 2007 to approximately 51 on June 30, 2009; and

•	Pursuing multiple distribution, services and technology partners.

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

During 2008, Microsoft submitted five petitions for reconsideration of the USPTO’s rejection of Microsoft’s re-examination applications.  As of July 31, 2009 two of the Microsoft petitions were denied. These denials are final and cannot be appealed. The three other petitions by Microsoft are still pending.

During the six months ended June 30, 2009, we responded to the USPTO regarding the 10 patents being re-examined within the required time frame.  As of July 31, 2009, six of the 10 re-examined patents were rejected to which we have thus far filed three notices of appeal to the USPTO Board of Appeals. We believe the remaining three of the 10 re-examined patents are in condition for allowance and one is currently under review by the USPTO.  .

We believe that our U.S. patents are valid and we intend to defend our patents through the re-examination process.  However, the re-examination of patents by the USPTO is a lengthy, time consuming and expensive process in which the ultimate outcome is uncertain. Once initiated, the USPTO may take between six months and two years to complete patent re-examinations.   The re-examination process by the USPTO may adversely impact and delay our present and future licensing negotiations, and may require us to spend substantial time and resources defending our patents, including the fees and expenses of our legal advisors.  The potential impact to our results of operations may require us to reduce our other operating expenses and seek additional financing to fund our operations and the defense of our patents.

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

Management believes that there have been no significant changes to our critical accounting policies during the three and six months ended June 30, 2009 from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue		Percentage of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Product	56%	31%	54%	27%
Licensing	3	8	4	11
Services, maintenance and support	41	61	42	62
Total revenue	100	100	100	100
Costs and Expenses:
Cost of product revenue	10	32	12	31
Cost of services, maintenance and support revenue	30	34	30	38
Income from settlement and patent licensing	(37)	(59)	(38)	(72)
Research and development	34	53	34	96
Sales and marketing	22	44	25	72
General and administrative	42	80	44	113
Total costs and expenses	101	184	107	278
Loss from operations	(1)	(84)	(7)	(178)
Other income (expense):
Interest income	—	1	—	2
Other expense, net	(4)	(7)	(3)	(7)
Total other expense, net	(4)	(6)	(3)	(5)
Net loss	(5)%	(90)%	(10)%	(183)%

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Revenue

Total revenue increased by $1.1 million or 61%, to $2.9 million for the three month period ended June 30, 2009, from $1.8 million for the three months ended June 30, 2008, primarily due to increase in software product revenue.

•
Product revenue increased by $1.0 million or 189%, to $1.6 million for the three month period ended June 30, 2009 from $553,000 for the three months ended June 30, 2008. The increase was due primarily to software product revenue of $1.3 million from IBM in the quarter ended June 30, 2009.

•
Licensing revenue, relating to the licensing of our patent portfolio, decreased by $51,000 or 33%, to $102,000 for the three months ended June 30, 2009 from $153,000 for the three months ended June 30, 2008, mainly due to a decline in the ongoing royalty revenue from Sony.

•
Services, maintenance and support revenue, which includes funded software development and maintenance and support, increased by $93,000, or 9%, to $1.2 million for the three months ended June 30, 2009, from $1.1 million for the three months ended June 30, 2008, due primarily to an increase in revenue from software implementation and enhancement services provided to existing customers, offset by a decrease in revenue from maintenance contracts with existing customers in the quarter ended June 30, 2009.

For the three months ended June 30, 2009, revenue from two customers accounted for 75% of total revenue compared to two customers and 83% for the three months ended June 30, 2008. No other customer accounted for greater than 10% of total revenue.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and expenses

Cost of product revenue. Cost of product revenue decreased by $277,000 or 49%, to $288,000 for the three months ended June 30, 2009 from $565,000 for the three months ended June 30, 2008.  The decrease was mainly attributable to lower hardware product sales in the quarter ended June 30, 2009 which carried a higher cost than software sales

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue increased by $258,000, or 43%, to $861,000 for the three months ended June 30, 2009, from $603,000 for the three months ended June 30, 2008, primarily due to an increase in software implementation and enhancement services for the customers in the quarter ended June 30, 2009 compared to the same period in 2008.

Income from settlement and patent licensing. Income from settlement and patent licensing was $1.1 million for the three months ended June 30, 2009 and 2008, respectively, reflecting the amortization of the net proceeds from the November 2004 Polycom settlement and cross-license agreement over a five year period, beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses increased by $16,000, or 2%, to $975,000 for the three months ended June 30, 2009 from $959,000 for the three months ended June 30, 2008.  This increase was primarily due to an increase of $70,000 in stock based compensation expense, offset by greater allocation of engineering employee and external labor expenses to cost of services associated with the increased number of software implementation and enhancement service deliveries and reduction in overhead expenses.

Sales and marketing. Sales and marketing expenses decreased by $149,000, or 19%, to $640,000 for the three months ended June 30, 2009, from $789,000 for the three months ended June 30, 2008. The decrease was due primarily to a reduction in personnel and personnel related expenses and cost optimization efforts,  partially offset by an increase of $111,000 in stock based compensation expense.

General and administrative. General and administrative expenses decreased by $225,000, or 16% to $1.2 million for the three months ended June 30, 2009, from $1.4 million for the three months ended June 30, 2008. The decrease was due primarily to a reduction in legal expense associated with patent prosecution and filing expenses, a decrease in personnel and personnel related expenses and cost optimization efforts, partially offset by an increase of $69,000 in stock based compensation expense.

Other income (expense)

Interest income. Interest income decreased by $19,000, or 90%, to $2,000 for the three months ended June 30, 2009, from $21,000 for the three months ended June 30, 2008, primarily due to lower average outstanding balance of cash and cash equivalents that earned interest in the three months ended June 30, 2009 compared to the same period in 2008.

Other expense, net. Other expense, net, decreased by $15,000, or 12%, to $113,000 for the three months ended June 30, 2009, from $128,000 for the three months ended June 30, 2008, primarily due to a decrease in interest expense due to lower average convertible debt and line of credit balances outstanding during the quarter

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Revenue

Total revenue increased by $2.6 million or 87%, to $5.5 million for the six month period ended June 30, 2009, from $2.9 million for the six months ended June 30, 2008, primarily due to increase in software product revenue.

•
Product revenue increased by $2.1 million or 267%, to $2.9 million for the six month period ended June 30, 2009 from $802,000 for the six months ended June 30, 2008. The increase was due primarily to software product revenue of $2.2 million from IBM in the six months ended June 30, 2009.

•
Licensing revenue, relating to the licensing of our patent portfolio, decreased by $85,000 or 28%, to $222,000 for the six months ended June 30, 2009 from $307,000 for the six months ended June 30, 2008, mainly due to a decline in the ongoing royalty revenue from Sony.

•
Services, maintenance and support revenue, which includes  funded software development and maintenance and support, increased by $508,000, or 28%, to $2.3 million for the six months ended June 30, 2009, from $1.8 million for the six months ended June 30, 2008,  due primarily to increase in revenue from software implementation and enhancement services and professional on-site services provided to existing customers, offset by a decrease in revenue from maintenance contracts with existing customers in the six months ended June 30, 2009.

For the six months ended June 30, 2009, revenue from three customers accounted for 74% of total revenue compared to three customers and 90% for the six months ended June 30, 2008. No other customer accounted for greater than 10% of total revenue.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and expenses

Cost of product revenue. Cost of product revenue decreased by $261,000 or 28%, to $663,000 for the six months ended June 30, 2009 from $924,000 for the six months ended June 30, 2008.  The decrease was mainly attributable to lower hardware product sales which carried a higher cost than software sales, offset by an increase of $96,000 in stock based compensation expense in the six months ended June 30, 2009.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue increased by $541,000, or 48%, to $1.7 million for the six months ended June 30, 2009, from $1.1 million for the six months ended June 30, 2008, primarily due to an increase in software implementation and enhancement services for the customers in the six months ended June 30, 2009 compared to the same period in 2008.

Income from settlement and patent licensing. Income from settlement and patent licensing was $2.1 million for the six months ended June 30, 2009 and 2008, respectively, reflecting the amortization of the net proceeds from the November 2004 Polycom settlement and cross-license agreement over a five year period, beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses decreased by $924,000, or 33%, to $1.9 million for the six months ended June 30, 2009 from $2.8 million for the six months ended June 30, 2008. This decrease was primarily due to a reduction in personnel and personnel related expenses, greater allocation of engineering employee and external labor expenses to cost of services associated with the increased number of software implementation and enhancement service deliveries in the six months ended June 30, 2009, partially offset by an increase of $174,000 in stock based compensation expense.

Sales and marketing. Sales and marketing expenses decreased by $755,000, or 36%, to $1.4 million for the six months ended June 30, 2009, from $2.1 million for the six months ended June 30, 2008. The decrease was due primarily to a reduction in personnel and personnel related expenses and cost optimization efforts,  partially offset by an increase of $203,000 in stock based compensation expense.

General and administrative. General and administrative expenses decreased by $880,000, or 27% to $2.4 million for the six months ended June 30, 2009, from $3.3 million for the six months ended June 30, 2008. The decrease was due primarily to a reduction in legal expense associated with patent prosecution and filing expenses, a decrease in personnel and personnel related expenses and cost optimization efforts, partially offset by an increase of $155,000 in stock based compensation expense.

Other income (expense)

Interest income. Interest income decreased by $59,000, or 88%, to $8,000 for the six months ended June 30, 2009, from $67,000 for the six months ended June 30, 2008, primarily due to both a decrease in interest rates and a decrease in the average outstanding balance of cash and cash equivalents that earned interest in the six months ended June 30, 2009 compared to the same period in 2008.

Other expense, net. Other expense, net, decreased by $26,000, or 12%, to $187,000 for the six months ended June 30, 2009, from $213,000 for the six months ended June 30, 2008, primarily attributable to a decrease in the interest expense due to  lower average convertible debt and line of credit balances outstanding during the six months ended June 30, 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of $126,000 and $4.9 million as of June 30, 2009 and December 31, 2008, respectively. For the six months ended June 30, 2009, we had a net decrease in cash and cash equivalents of $4.8 million. The net cash used by operations of $3.0 million for the six months ended June 30, 2009 resulted primarily from the net loss of $566,000, a decrease in deferred income from settlement and patent licensing of $2.7 million, a decrease in deferred services revenue and customer deposits of $1.9 million, offset by a decrease in inventory of $113,000, an increase in account payable of $405,000, a decrease in deferred settlement and patent licensing costs of $637,000 and non-cash expenses of $1.1 million.  The net cash used in investing activities of $40,000 for the six months ended June 30, 2009 was related to purchases of equipment.  The net cash used in financing activities of $1.8 million for the six months ended June 30, 2009 related primarily to payments made on our line of credit of $3.9 million in January 2009, offset by $2.0 million of borrowings on our line of credit and $160,000 in proceeds from the issuance of common stock under employee stock option and stock purchase plans

At June 30, 2009, we had approximately $2.4 million in minimum commitments under non-cancelable operating leases net of sublease proceeds.

On December 22, 2008, we renewed our Revolving Credit and Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit. The agreement includes a first priority security interest in all of our assets. Gerald Burnett, our Chairman, provided a collateralized guarantee to the financial institution, assuring payment of our obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility.  In addition to the guarantee provided to the financial institution, on March 29, 2009, Dr. Burnett provided a personal guarantee to us assuring us a line of credit of $10.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 21, 2009 to March 31, 2010. The line of credit required monthly interest-only payments based on Adjusted LIBOR plus 1.25% or Prime Rate plus 1.25%. We elected Prime Rate plus 1.25% or 4.5% at June 30, 2009 and December 31, 2008. In January 2009, we repaid $3.9 million of the $7.0 million revolving line of credit outstanding as of December 31, 2008. We borrowed $2.0 million under the revolving line of credit for the six months ended June 30, 2009 and have a balance of $5.1 million outstanding as of June 30, 2009.  The Revolving Credit and Promissory Note matures on December 21, 2009, and is subject to annual renewal with the consent of the Company and the lender.

On January 4, 2008, we issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes, which are due in 2010 (Notes). The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, R. Stephen Heinrichs, William Campbell, and Craig Heimark, officers Simon Moss and Darren Innes, and WS Investment Company. Our obligations under the Notes are secured by the grant of a security interest in substantially all our tangible and intangible assets pursuant to a Security Agreement between us and the purchasers. The Notes have a two year term, will be due on January 4, 2010 and are convertible prior to maturity.  Interest on the Notes accrues at the rate of 4.5% per annum and is payable semi-annually in arrears on June 4 and December 4 of each year.  Commencing on the one-year anniversary of the issuance of the Notes, the Note holders became entitled to convert the Notes into common stock at an initial conversion price of $0.70 per share.  In May 2009, we issued a total of 4,199,997 shares of common stock to Gerald Burnett, R. Stephen Heinrichs, William Campbell, Craig Heimark, Simon Moss and WS Investment Company upon their election to convert their notes with an aggregate principal amount of $2.9 million into common stock.  $4.1 million in notes remained outstanding as of June 30, 2009.

As of June 30, 2009, we had no material off-balance sheet arrangements, other than the operating leases described above.   We enter into indemnification provisions under agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of June 30, 2009, we have not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and therefore, we have no liabilities recorded for these agreements as of June 30, 2009.

We are currently in discussions with the remaining holders of the Notes to convert the Notes into shares of common stock in January 2010 or extend the term of the Notes.  Assuming the successful conversion or extension of the Notes in conjunction with the results of our cost reduction efforts, including Dr. Burnett's personal guarantee to Avistar to support an extension of the revolving line of credit, we believe that our existing cash and cash equivalents balance and line of credit will provide us with sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, whether or not the holders of the Notes elect to convert such Notes into our common stock, general economic conditions and conditions in the financial services industry in particular, the level and timing of product, services and patent licensing revenues and income, the maintenance of our cost control measures structured to align operations with predictable revenues, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales, partnering and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, and the costs involved in maintaining, defending and enforcing patent claims and other intellectual property rights, all of which may impact our ability to achieve and maintain profitability or generate positive cash flows.

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

Recent Accounting Pronouncements

See Note 10 to our unaudited condensed consolidated financial statements included in this report for recently issued accounting standards, including the expected dates of adoption and estimated effects on our condensed consolidated financial statements.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Regulation S-K, the Company is not required to provide information required by this item.

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

Item 1A.                     Risk Factors

This Quarterly Report on Form 10-Q, or Form 10-Q, including any information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology.  The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements.  These factors include those listed below in this Item 1A and those discussed elsewhere in this Form 10-Q.  We encourage investors to review these factors carefully.  We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC.  However, we do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks.  The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations.  Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2008 and in our other public filings.

This risks set forth below include any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Risks Relating to the Stock Markets and Our Stock Price

Our Stock is quoted on the Pink Sheets, which may decrease the liquidity of our common stock.

On June 24, 2009, the Nasdaq Stock Market, Inc. suspended our common stock from trading on Nasdaq because we did not evidence a market value of listed securities above $35 million for ten consecutive trading days, or otherwise demonstrate compliance with alternative continued listing standards, during the period from April 2, 2009 and June 22, 2009.  Since that time our common stock has been quoted on the Pink Sheets under the symbol AVSR.PK.  Broker-dealers often decline to trade in Pink Sheet stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater than with stocks listed on other national securities exchanges. Consequently, selling our common stock can be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and news media coverage of our Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. We requested a review of our suspension by the Nasdaq Listing and Hearing Review Council.  There is no assurance that we will be successful in these efforts.  Investors should realize that they may be unable to sell shares of our common stock that they purchase. Accordingly, investors must be able to bear the financial risks associated with losing their entire investment in our common stock.

Our common stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

Our common stock may be considered a “penny stock” pursuant to Rule 3a51-1 of the Exchange Act. Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are defined as equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks associated with the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer account. In addition, the penny stock rules generally require that, prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market of a stock that becomes subject to the penny stock rules.

We have incurred substantial losses in the past and may not be profitable in the future.

We recorded a net loss of $566,000 for the six months ended June 30, 2009, a net loss of $6.4 million for fiscal year 2008 and a net loss of $2.9 million for fiscal year 2007. As of June 30, 2009, our accumulated deficit was $112.7 million. Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses, which have been reduced recently, may increase as we continue to develop our business and pursue licensing opportunities. As a result, to become profitable, we will need to increase our revenue and income from settlement and patent licensing by increasing sales to existing customers and by attracting additional new customers, distribution partners and licensees. If our revenue does not increase adequately, we may not become profitable. Due to the volatility of our product and licensing revenue and our income from settlement and patent licensing activities, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis. If we fail to achieve or to maintain profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 64% of our common stock as of June 30, 2009. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

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

Risks Related to Our Business

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available on acceptable terms, could cause our business to suffer.

We may need to arrange for the availability of additional funding in order to meet our future business requirements. We have a revolving credit facility under which $5.1 million was outstanding on June 30, 2009, which matures on December 21, 2009, and $4.1 million in outstanding convertible promissory notes that become due and payable on January 4, 2010 if not earlier converted. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.  We have in the past, and may in the future, reduce our expenditures by reducing our employee headcount in order to better align our expenditures with our available resources.  Any such reductions may adversely affect our ability to maintain or grow our business.

We have implemented significant changes in our organizational structure, sales, marketing and distribution strategies, licensing efforts and strategic direction, which, if unsuccessful, could adversely affect our business and results of operations.

In July 2009, Simon Moss voluntarily resigned from all of the positions which he held with our Company, including his positions as Chief Executive Officer and board member.  Shortly thereafter, Robert Kirk was appointed to replace Simon Moss as the Company’s Chief Executive Officer.  Previously, in July 2007, Simon Moss had been appointed as President of the products division of our Company.  In September 2007, William Campbell resigned from the position of Chief Operating Officer, and on January 1, 2008 Gerald Burnett resigned from his position as our Chief Executive Officer and was replaced in that position by Simon Moss.  In January 2009, Bob Habig resigned from the position of Chief Financial Officer and he was replaced in that position by Elias MurrayMetzger, the Company's Corporate Controller.  In addition, during the second half of 2007 and in 2008, we implemented a number of other management changes.  In 2007 and 2008, we implemented an intensive set of corporate initiatives aimed at increasing our product sales, expanding our customer deployments and support, improving our corporate efficiency and increasing our development capacity.  The components of this initiative included:

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

•      A reduction in our employees from an average of 88 in 2007 to approximately 51 at June 30, 2009; and

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

To date, a significant portion of our revenue and income from settlement and patent licensing has resulted from sales or licenses to a limited number of customers. For the six months ended June 30, 2009, revenue from three customers accounted for 74% of total revenue. For the six months ended June 30, 2008, revenue from three customers accounted for 90% of total revenue. No other customer accounted for greater than 10% of total revenue. As of June 30, 2009, approximately 91% of the Company’s gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of the total gross accounts receivable. As of December 31, 2008, approximately 98% of our gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of our gross accounts receivable.

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

The U.S. and global economy has entered a recession and our customers and potential customers, partners and distributors may delay or forego ordering our products, and we could fall short of our revenue expectations for 2009 and beyond. Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had, and could in the future have, a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

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

Our U.S. Patents are the subject of a re examination request filed with the U.S. Patent and Trademark Office by Microsoft Corporation, which could adversely affect our business and results of operations.

On February 25, 2008 we announced that Microsoft Corporation had filed requests for re examination of 24 of our 29 U.S. patents.  Subsequently, Microsoft also filed requests for re-examination of our remaining five U.S. patents.  On June 10, 2008 we announced that the USPTO had completed its review of Microsoft's requests for re examination and had rejected 19 of the re-examination applications in their entirety, and the majority of the arguments for one additional application.  The USPTO agreed to re-examine, either in part or fully, 10 of our existing patents.

During 2008, Microsoft submitted five petitions for reconsideration of the USPTO’s rejection of Microsoft’s re-examination applications.  As of July 31, 2009, two of the Microsoft petitions were denied by USPTO. These denials are final and cannot be appealed. The three other petitions by Microsoft are still pending.

During the first half of 2009, we responded to the USPTO on the 10 patents in re-examination. As of July 31, 2009, six of the 10 re-examined patents were rejected to which we have thus far filed three notices of appeal to the USPTO Board of Appeals. We believe that the remaining three of the 10 re-examined patents are in condition for allowance and one is currently under review by the USPTO,

We believe that our U.S. patents are valid and we intend to defend our patents through the re-examination process.  However, the re-examination of patents by the USPTO is a lengthy, time consuming and expensive process in which the ultimate outcome is uncertain.  Once initiated, the USPTO may take between six months and two years to complete patent re-examinations. The re-examination process by the USPTO may adversely impact our licensing negotiations in process, and may require us to spend substantial time and resources defending our patents, including the fees and expenses of our legal advisors.  The potential impact to our results of operations may require us to seek additional financing to fund our operations and the defense of our patents.

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

Our Compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time-consuming, difficult and costly for us.

It may be time consuming, difficult and costly for us to fully implement internal controls and reporting procedures required by the Sarbanes-Oxley Act which relate to auditor attestation.  We may need to hire additional financial reporting, internal control and other finance staff in order to support the auditor attestation of  appropriate internal controls and reporting procedures.  If we are unable to comply with these additional requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications/attestations that the Sarbanes-Oxley Act requires of smaller reporting companies effective for issuers with fiscal years ending on or after December 15, 2009.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 31 % and 52% of total revenues for the six months ended June 30, 2009, and 2008, respectively. International revenue comprised 51% and 72% of total revenue for the years ended December 31, 2008 and 2007, respectively.  Some of the risks we may encounter in conducting international business activities include the following:

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

Item 4.                      Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held June 3, 2009 at our office in San Mateo, California, our stockholders approved the following two matters with the respective vote counts indicated:

1. Election of seven (7) directors of the Company to serve for the ensuing year and until their successors are elected or until such director’s earlier resignation or removal.

Nominee	For	Withheld
Gerald J. Burnett	31,124,671	718,257
William L. Campbell	31,124,671	718,257
Craig F. Heimark	31,777,620	65,308
R. Stephen Heinrichs	30,029,052	1,813,876
Robert M. Metcalfe	31,728,469	114,459
Simon B. Moss	31,250,260	592,668
James W. Zeigon	31,778,170	64,758

2. Ratification of the appointment of Burr, Pilger & Mayer LLP as our independent auditors for the fiscal year ending December 31, 2009.

For	Against	Withheld
31,771,791	40,965	30,172

Item 5.                      Other Information

Not applicable.

Item 6.        Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of August 2009.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ Robert F. Kirk
Robert F. Kirk
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Elias A. MurrayMetzger
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