Form 10-Q
period 2009-09-30
AVISTAR COMMUNICATIONS CORP
filed 2009-11-03
CIK 1111632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At October 27, 2009, 38,976,591 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

as of September 30, 2009 and December 31, 2008

(in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$382	$4,898
Accounts receivable, net of allowance for doubtful accounts of $13 and $20 at September 30, 2009 and December 31, 2008, respectively	1,161	2,701
Inventories	136	307
Deferred settlement and patent licensing costs	145	1,100
Prepaid expenses and other current assets	252	320
Total current assets	2,076	9,326
Property and equipment, net	175	310
Other assets	157	157
Total assets	$2,408	$9,793

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Line of credit	$6,651	$7,000
Convertible debt	4,060	—
Accounts payable	677	579
Deferred income from settlement and patent licensing	626	4,751
Deferred services revenue and customer deposits	1,228	3,687
Accrued liabilities and other	1,654	1,382
Total current liabilities	14,896	17,399
Long-term liabilities:
Long-term convertible debt	—	7,000
Other liabilities	72	23
Total liabilities	14,968	24,422
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at September 30, 2009 and December 31, 2008; 40,159,466 and 35,750,680 shares issued including treasury shares at September 30, 2009 and December 31, 2008, respectively	40	36
Less: treasury common stock, 1,182,875 shares at September 30, 2009 and December 31, 2008, at cost	(53)	(53)
Additional paid-in-capital	102,022	97,506
Accumulated deficit	(114,569)	(112,118)
Total stockholders’ equity (deficit)	(12,560)	(14,629)
Total liabilities and stockholders’ equity (deficit)	$2,408	$9,793

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended September 30, 2009 and 2008

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Revenue:
Product	$289	$1,313	$3,235	$2,115
Licensing	350	367	572	674
Services, maintenance and support	790	1,025	3,130	2,857
Total revenue	1,429	2,705	6,937	5,646
Costs and expenses:
Cost of product revenue*	263	720	926	1,644
Cost of services, maintenance and support revenue*	737	584	2,400	1,706
Income from settlement and patent licensing	(1,057)	(1,057)	(3,171)	(3,171)
Research and development*	891	1,122	2,777	3,932
Sales and marketing*	629	634	1,992	2,752
General and administrative*	1,709	1,369	4,143	4,683
Total costs and expenses	3,172	3,372	9,067	11,546
Loss from operations	(1,743)	(667)	(2,130)	(5,900)
Other (expense) income:
Interest income	-	15	8	82
Other expense, net	(142)	(122)	(329)	(335)
Total other expense, net	(142)	(107)	(321)	(253)
Net loss	$(1,885)	$(774)	$(2,451)	$(6,153)

Net loss per share - basic and diluted	$(0.05)	$(0.02)	$(0.07)	$(0.18)
Weighted average shares used in calculating
basic and diluted net loss per share	38,970	34,561	36,759	34,546

*Including stock based compensation of:
Cost of products, services, maintenance and support revenue	$53	$54	$175	$80
Research and development	110	160	435	311
Sales and marketing	48	72	155	(24)
General and administrative	218	298	642	567

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2009 and 2008

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(2,451)	$(6,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	182	404
Stock based compensation for options issued to consultants and employees	1,407	934
Provision for doubtful accounts	(7)	19
Changes in assets and liabilities:
Accounts receivable	1,547	(2,704)
Inventories	171	(6)
Prepaid expenses and other current assets	68	229
Deferred settlement and patent licensing costs	955	955
Other assets	—	81
Accounts payable	98	(395)
Deferred income from settlement and patent licensing and other liabilities	(4,076)	(4,202)
Deferred services revenue and customer deposits	(2,459)	1,494
Accrued liabilities and other	272	17
Net cash used in operating activities	(4,293)	(9,327)

Cash Flows from Investing Activities:
Maturities of short-term investments	—	799
Sale of property and equipment	—	8
Purchase of property and equipment	(47)	(87)
Net cash (used in) provided by investing activities	(47)	720

Cash Flows from Financing Activities:
Line of credit payments	(5,049)	(5,100)
Proceeds from line of credit	4,700	7,000
Proceeds from convertible debt issuance	—	7,000
Net proceeds from issuance of common stock	173	74
Net cash (used in) provided by financing activities	(176)	8,974
Net (decrease) increase in cash and cash equivalents	(4,516)	367
Cash and cash equivalents, beginning of period	4,898	4,077
Cash and cash equivalents, end of period	$382	$4,444

Non-cash financing activities:
Debt converted to equity	$2,940	$—

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

Basis of Presentation

The unaudited condensed consolidated balance sheet as of September 30, 2009, the unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2009 and 2008 and the unaudited condensed consolidated cash flows for the nine months ended September 30, 2009 and 2008 present the consolidated financial position of Avistar and ASUK after the elimination of all intercompany accounts and transactions. The unaudited condensed consolidated balance sheet of Avistar as of December 31, 2008 was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America, and certain information and footnote disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the SEC.  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. All gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations and have not been material.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $114.6 million as of September 30, 2009. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

 The Company’s future liquidity and capital requirements will depend upon numerous factors, including, but not limited to, the ability to become profitable or generate positive cash flow from operations, current discussions with the remaining holders of the convertible debt (Notes) to convert the Notes into shares of common stock at or prior to maturity in January 2010 or extend the term of the Notes, the Company’s cost reduction efforts, Dr. Burnett’s personal guarantee to Avistar to support an extension of the revolving line of credit through March 31, 2010, the Company’s ability to obtain a renewal or extension of its existing line of credit or a new line of credit with another bank, the costs and timing of its expansion of product development efforts and the success of these development efforts, the costs and timing of its expansion of sales and marketing activities, the extent to which its existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining, enforcing and defending patent claims and other intellectual property rights, the level and timing of revenue, and other factors. If adequate funds are not available on acceptable terms or at all, the Company’s ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months.  The Company was not invested in any auction rate securities as of September 30, 2009 and December 31, 2008. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at September 30, 2009 and December 31, 2008 consisted of money market funds with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

The Company accounts for its short-term and long-term investments in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Investments – Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available- for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments at September 30, 2009 and December 31, 2008.

Cash and cash equivalents consisted of cash and money market funds of $382,000 and $4.9 million at September 30, 2009 and December 31, 2008, respectively.

See Note 3 for further information on fair value.

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s revenues for the three and nine months ended September 30, 2009 and 2008. Revenues from these customers as a percentage of total revenues were as follows for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Customer A	31%	28%	15%	46%
Customer B	31%	* %	18%	* %
Customer C	25%	13%	* %	12%
Customer D	* %	18%	38%	* %
Customer E	* %	30%	* %	23%

* Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution, or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of September 30, 2009, the Company had cash and cash equivalents on deposit with a major financial institution that were above the FDIC insured limits. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of September 30, 2009, approximately 82% of the Company’s gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of the total gross accounts receivable. As of December 31, 2008, approximately 98% of the Company’s gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of the total gross accounts receivable. No other customer individually accounted for greater than 10% of total accounts receivable as of September 30, 2009 and December 31, 2008.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, line of credit, and accounts payable at September 30, 2009 and December 31, 2008, approximate fair value because of the short maturity of these instruments.

The convertible debt was stated at cost at September 30, 2009 and December 31, 2008 since there were no unamortized discounts and the Company did not elect to measure the instrument at fair value in accordance with the Fair Value Option subsection of ASC 825, Financial Instruments. As of September 30, 2009, the carrying amount of the convertible debt is $4.1 million and the estimated fair value is $5.2 million.  As of December 31, 2008, the carrying amount of the convertible debt was $7.0 million, and the estimated fair value was $11.2 million. The fair value is estimated as the sum of the present value of future interest and principal payments of the debt based on rates available to the Company for debt with similar terms and remaining maturities, and the fair value of the conversion feature calculated based on the Black-Scholes method. See Note 8 for further details on the terms of the convertible debt.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Raw materials and subassemblies	$1	$10
Finished goods	135	297
Total Inventories	$136	$307

Revenue Recognition and Deferred Revenue

The Company recognizes product and services revenue in accordance with ASC 985-605, Revenue Recognition - Software, or ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. The Company derives product revenue from the sale and licensing of a set of desktop (endpoint) products (hardware and software) and infrastructure products (hardware and software) that combine to form an Avistar video-enabled collaboration solution. Services revenue includes revenue from post-contract customer support, training and software development. The fair value of all product, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately

Arrangements that include multiple product and service elements may include software and hardware products, as well as post-contract customer support and training. Pursuant to ASC 985-605, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below:

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

If there are any undelivered elements, the Company defers revenue for those elements, as long as vendor specific objective evidence (VSOE) exists for the undelivered elements. Payment for product is due upon shipment, subject to specific payment terms. Payment for professional services is due in advance of providing the services, subject to specific payment terms. Reimbursements received for out-of-pocket expenses and shipping costs, which have not been significant to date, are recognized as revenue in accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations.

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

The Company recognizes service revenue from software development contracts in accordance with ASC 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. Product and implementation revenue related to contracts for software development is recognized using the percentage of completion method, in accordance with the “Input Method”, when all of the following conditions are met: a contract exists with the customer at a fixed price, the Company expects to fulfill all of its material contractual obligations to the customer for each deliverable of the contract, a reasonable estimate of the costs to complete the contract can be made, and collection of the receivable is probable. The amount of revenue recognized is based on the total project fee under the agreement and the percentage of completion achieved.  The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to the earned revenues. Changes in estimates are recognized in the periods affected by the changes. Any anticipated losses on contracts in progress are charged to earnings when identified. The amounts billed to customers in excess of revenues recognized to date are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets.

The Company recognizes revenue from the licensing of its intellectual property portfolio according to ASC 985-605, Revenue Recognition – Software, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to the Company’s intellectual property is granted after the commencement of litigation proceedings between the Company and the licensee, the proceeds of such transaction are recognized as licensing revenue only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues consistent with Financial Accounting Standards Board (FASB) Concepts Statement No. 6, Elements of Financial Statements (CON 6). As of September 30, 2009, these criteria for recognizing license revenue following the commencement of litigation had not been met.

In July 2006, Avistar entered into a Patent License Agreement with Sony Corporation (Sony) and Sony Computer Entertainment, Inc. (SCEI). Under the license agreement, Avistar granted Sony and its subsidiaries, including SCEI, a license to all of the Company’s patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. The license covers Sony’s video conferencing apparatus as well as other products, including video-enabled personal computer products and certain SCEI PlayStation products. Future royalties under this license are being recognized as estimated royalty-based sales occur in accordance with ASC 985-605, Revenue Recognition - Software.  The Company uses historical and forward looking sales forecasts provided by SCEI and third party sources, in conjunction with past actual royalty reports provided periodically by SCEI directly to the Company, to develop an estimate of royalties recognized for each quarterly reporting period.  The royalty reporting directly from SCEI to the Company is delayed beyond the period in which the actual royalties are generated, and thus the estimate of current period royalties requires significant management judgment and is subject to corrections in a future period once actual royalties become known.

On September 8, 2008 and on September 9, 2008, Avistar entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which Avistar agreed to integrate its bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services. An initial cash payment of $3.0 million was made by IBM to Avistar on November 7, 2008, and a second non-refundable payment of $1.5 million was made on August 31, 2009.   Avistar expects IBM to make one additional non-refundable payments of $1.5 million associated with scheduled phases of delivery.  IBM has agreed to make future royalty payments to Avistar equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold that exceeds a contractual base amount, and maintenance payments received from existing customers, which incorporate Avistar’s technology.  The agreements have a five year term and are non-cancelable except for material default by either party.  The agreements convey to IBM a non-exclusive world-wide license to Avistar’s patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.  In April 2009, the agreements were amended to extend the initial term from five years to six years.  The Company has determined the value of maintenance based on VSOE, and allocated the residual portion of the initial $6.0 million to the integration project.  The residual portion is being recognized under the percentage of completion method, in accordance with the “Input Method”, and the maintenance revenue will be recognized over the future maintenance service period.  As the Company believes there are no future deliverables associated with the intellectual property patent licenses, no additional provision for this element has been made.  For the nine months ended September 30, 2009, the Company has recognized $2.1 million in product revenue and $453,000 in service revenue. The remaining $1.2 million is expected to be recognized in product and service revenue under the percentage of completion method over the remaining projected development time of six months. The estimate of current period percentage of completion requires significant management judgment and is subject to updates in future periods until the project is complete.

Income from Settlement and Patent Licensing

The Company recognizes the proceeds from settlement and patent licensing agreements based on the terms involved. When litigation has been filed prior to a settlement and patent licensing agreement, and insufficient historical evidence exists for the determination of fair value of the patents licensed to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues, the Company reports all proceeds in “income from settlement and patent licensing” within operating costs and expenses. The gain portion of the proceeds, when sufficient historical evidence exists to segregate the proceeds, would be reported according to ASC 450, Contingencies. When a patent license agreement is entered into prior to the commencement of litigation, the Company reports the proceeds of such transaction as licensing revenue in the period in which such proceeds are received, subject to the revenue recognition criteria described above.

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

Warranty

The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. There was no warranty accrual as of September 30, 2009 and December 31, 2008.

Research and Development

Research and development costs include engineering expenses, such as salaries and related benefits, depreciation, professional services and overhead expenses related to the general development of Avistar’s products, and are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. For the three and nine months ended September 30, 2009, Avistar did not capitalize any software development costs since the period between establishing technological feasibility and general release of the product was relatively short, and these costs were not significant.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of ASC 718, Compensation – Stock Compensation (ASC 718), which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s service period.

The effect of recording stock-based compensation for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Stock-based compensation expense by type of award:
Employee stock options	$421	$576	$1,385	$923
Non-employee stock options	4	3	9	9
Employee stock purchase plan	4	5	13	2
Total stock-based compensation	429	584	1,407	934
Tax effect of stock-based compensation	—	—	—	—
Net effect of stock-based compensation on net loss	$429	$584	$1,407	$934

For the three and nine months ended September 30, 2009, the Company has recognized stock-based compensation expense of $131,000 associated with extension of exercise period for the vested stock options under the separation agreement entered by and between the Company and Simon Moss, former Chief Executive Officer in July 2009. The amount was measured based upon the difference between the fair value of the vested options immediately before and after the modification.

As of September 30, 2009, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $2.5 million before estimated forfeitures and after actual cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 32% for its executive options and 40% for non-executive options. Accordingly, as of September 30, 2009, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $1.7 million and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $836,000 after estimated forfeitures and after actual cancellations. This amount will be recognized over an estimated weighted average period of 2.9 years. For the three months ended September 30, 2009 and 2008, the Company granted 1,507,500 and 46,000 stock options to employees, with an estimated total grant-date fair value of $886,000 and $56,000, or $0.59 and $1.22 per share, respectively.  For the nine months ended September 30, 2009 and 2008, the Company granted 2,842,928 and 2,449,318 stock options with an estimated total grant-date fair value of $1.8 million and $1.3 million, or $0.64 and $0.54 per share, respectively.

Valuation Assumptions

The Company estimated the fair value of stock options granted during the three and nine months ended September 30, 2009 and 2008 using a Black-Scholes-Merton valuation model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin (SAB) No. 107 (SAB 107). The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following weighted-average assumptions for both the three and nine month periods ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Employee Stock Option Plan
Expected dividend	—%	—%	—%	—%
Average risk-free interest rate	1.9%	1.5%	1.7%	2.2%
Expected volatility	109%	124%	109%	115%
Expected term (years)	4.0	6.1	4.0	2.9

Employee Stock Purchase Plan
Expected dividend	—%	—%	—%	—%
Average risk-free interest rate	0.3%	1.9%	0.3%	2.0%
Expected volatility	115%	111%	132%	144%
Expected term (months)	6.0	6.0	6.0	6.0

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve, and represent the yields on actively traded treasury securities for terms that approximate the expected term of the options. Expected volatility is based on the historical volatility of the Company’s common stock over a period consistent with the expected term of the stock-option. For the three and nine months ended September 30, 2009, the expected term of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the entire history of exercises and cancellations on all past option grants made by the Company during which its equity shares have been publicly traded, the contractual term, the vesting period and the expected remaining term of the outstanding options.  For the three and nine months ended September 30, 2008, the expected term calculation is based on an average prescribed by SAB 107, based on the weighted average of the vesting periods, which is generally one quarter vesting after one year and one sixteenth vesting quarterly for twelve quarters, and adding the term of the option, which is generally ten years, and dividing by two.

Comprehensive Income

ASC 220, Comprehensive Income (ASC 220), establishes standards for the reporting and the display of comprehensive income (loss) and its components. This standard defines comprehensive income (loss) as the changes in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive income (loss) includes certain changes in equity that are excluded from the net income or loss.

The components of comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net loss	$(1,885)	$(774)	$(2,451)	$(6,153)
Other comprehensive income (loss)	—	—	—	—
Total comprehensive loss	$(1,885)	$(774)	$(2,451)	$(6,153)

3. Fair Value Measurement

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) as of September 30, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash Equivalents (unaudited):
Money market funds	$5	$5	$—	$—
Total cash equivalents	$5	$5	$—	$—

4. Related Party Transactions

UBS Warburg LLC, which is an affiliate of UBS AG, is a stockholder of the Company and is also a customer of the Company. As of September 30, 2009 and December 31, 2008, UBS Warburg LLC held less than 5% of the Company’s stock. Revenue from UBS Warburg LLC and its affiliates represented 6% and 30% of the Company’s total revenue for the three months ended September 30, 2009 and 2008, respectively, and 6% and 23% of the Company’s total revenue for the nine months ended September 30, 2009 and 2008, respectively.  Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. As of September 30, 2009 and December 31, 2008, the Company had accounts receivable outstanding from UBS Warburg LLC and its affiliates of approximately $10,000 and $350,000, respectively.

On January 4, 2008, Avistar issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes (the Notes), which are due in January 2010. The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, R. Stephen Heinrichs, William Campbell, and Craig Heimark, Simon Moss and Darren Innes, officers of the Company at the date of issuance, and WS Investment Company, a fund associated with Wilson Sonsini Goodrich & Rosati (WSGR), the Company’s legal counsel.  In May 2009, all Note holders, except Baldwin Enterprise, Inc. and Darren Innes, elected to have the principal amounts outstanding under their respective Notes converted into common stock of the Company.  All outstanding amounts under the Notes issued to Mr. Innes (approximately $60,000) were repaid by the Company in full in October 2009.  See Note 8 for further details.

5. Net Loss Per Share

Basic and diluted net loss per share of common stock is presented in conformity with ASC 260, Earnings Per Share (ASC 260), for all periods presented.

In accordance with ASC 260, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company excluded all outstanding stock options from the calculation of diluted net loss per share for the three months and nine months ended September 30, 2009 and 2008, because all such securities are anti-dilutive (owing to the fact that the Company was in a loss position during the time period). Accordingly, diluted net loss per share is equal to basic net loss per share for those periods.

The total number of potential dilutive common shares excluded from the calculation of diluted net loss per share for the three months ended September 30, 2009 and 2008 was 50,686 and 484,229, respectively. The total number of potential dilutive common shares excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2009 and 2008 was 162,279 and 350,376, respectively.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Numerator – basic and diluted:
Net loss	$(1,885)	$(774)	$(2,451)	$(6,153)

Denominator – basic and diluted:
Weighted average shares of common stock used in computing net loss per share	38,970	34,561	36,759	34,546

Net loss per share – basic and diluted	$(0.05)	$(0.02)	$(0.07)	$(0.18)

6. Income Taxes

Income taxes are accounted for using an asset and liability approach in accordance with ASC 740, Income Taxes (ASC 740), which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements. The measurement of current and deferred tax liabilities and assets are based on the provisions of enacted tax law. The effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740.  ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  No material changes have occurred in the Company’s tax positions taken as of December 31, 2008 during the three and nine months ended September 30, 2009.

As of December 31, 2008, the Company had a net deferred tax asset of $26.8 million and unrecognized tax benefit under ASC 740 of $915,000.  A valuation allowance has been provided for the entire net deferred tax assets.

7. Segment Reporting

Disclosure of segments is presented in accordance with ASC 280, Segment Reporting (ASC 280). ASC 280 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (products division) and (2) the prosecution, maintenance, support and licensing of the Company’s intellectual property and technology, some of which is used in the Company’s products (intellectual property division). Service revenue relates mainly to the maintenance, support, training and software development, and is included in the products division for purposes of reporting and decision-making. The products division also engages in corporate functions, and provides financing and services to its intellectual property division. The Company’s chief operating decision-maker, its Chief Executive Officer (CEO), monitors the Company’s operations based upon the information reflected in the following table (in thousands). The table includes a reconciliation of the revenue and expense classification used by the CEO with the revenue, other income and expenses reported in the Company’s condensed consolidated financial statements included elsewhere herein. The reconciliation for the revenue category reflects the fact that the CEO views activity recorded in the account “income from settlement and patent licensing” as revenue within the intellectual property division.

	Intellectual Property Division	Products Division	Reconciliation	Total
Three Months Ended September 30, 2009 (unaudited)
Revenue	$1,407	$1,079	$(1,057)	$1,429
Depreciation expense	—	(62)	—	(62)
Total costs and expenses	(532)	(3,697)	1,057	(3,172)
Interest income	—	—	—	—
Interest expense	—	(125)	—	(125)
Net income (loss)	875	(2,760)	—	(1,885)
Assets	808	1,600	—	2,408
Three Months Ended September 30, 2008 (unaudited)
Revenue	$1,424	$2,338	$(1,057)	$2,705
Depreciation expense	—	(136)	—	(136)
Total costs and expenses	(417)	(4,012)	1,057	(3,372)
Interest income	—	15	—	15
Interest expense	—	(122)	—	(122)
Net income (loss)	1,007	(1,781)	—	(774)
Assets	2,038	9,208	—	11,246
Nine Months Ended September 30, 2009 (unaudited)
Revenue	$3,743	$6,365	$(3,171)	$6,937
Depreciation expense	—	(182)	—	(182)
Total costs and expenses	(1,369)	(10,869)	3,171	(9,067)
Interest income	—	8	—	8
Interest expense	—	(365)	—	(365)
Net income (loss)	2,374	(4,825)	—	(2,451)
Assets	808	1,600	—	2,408
Nine Months Ended September 30, 2008 (unaudited)
Revenue	$3,845	$4,972	$(3,171)	$5,646
Depreciation expense	—	(404)	—	(404)
Total costs and expenses	(1,746)	(12,971)	3,171	(11,546)
Interest income	—	82	—	82
Interest expense	—	(335)	—	(335)
Net income (loss)	2,099	(8,252)	—	(6,153)
Assets	2,038	9,208	—	11,246

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 89% and 50% of total revenues for the three months ended September 30, 2009 and 2008, respectively, and 43% and 51% of total revenues for the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008, international revenues from customers in the United Kingdom accounted for 64% and 12% of total product and services revenue, respectively, and 34% and 14% for the nine months ended September 30, 2009 and 2008, respectively.  The Company had no significant long-lived assets in any country other than in the United States for any period presented.

8. Borrowings

Line of Credit

On December 22, 2008, the Company renewed its Revolving Credit and Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit. The agreement includes a first priority security interest in all of the Company’s assets. Gerald Burnett, Chairman of the Company, provided a collateralized guarantee to the financial institution, assuring payment of the Company’s obligations under the agreement and as a consequence, there are no restrictive covenants, allowing the Company greater access to the full amount of the facility. In addition to the guarantee provided to the financial institution, on March 29, 2009, Dr. Burnett provided a personal guarantee to Avistar, assuring the Company a line of credit of $10.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 21, 2009 to March 31, 2010. The line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 1.25% or Prime Rate plus 1.25%. The Company elected Prime Rate plus 1.25% or 4.5% at September 30, 2009 and December 31, 2008. The Company repaid $5.0 million and borrowed $4.7 million under the revolving line of credit for the nine months ended September 30, 2009, and has a balance of $6.7 million outstanding as of September 30, 2009.  The Revolving Credit and Promissory Note matures on December 21, 2009, and is subject to annual renewal with the consent of the Company and the lender.

Convertible Debt

On January 4, 2008, Avistar issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes (Notes). The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett,  R. Stephen Heinrichs, William Campbell, and Craig Heimark, Simon Moss and Darren Innes, officers at the date of issuance, and WS Investment Company (collectively, the Purchasers). The Company’s obligations under the Notes are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company pursuant to a Security Agreement among the Company and the Purchasers. The Notes have a two-year term, will be due on January 4, 2010 and are convertible prior to maturity.  Interest on the Notes accrues at the rate of 4.5% per annum and is payable semi-annually in arrears on June 4 and December 4 of each year.  Commencing on the one-year anniversary of the issuance of the Notes until maturity, the Note holders became entitled to convert the Notes into the Company’s common stock at an initial conversion price per share of $0.70.

In May 2009, the Company issued a total of 4,199,997 shares of the Company’s common stock to Gerald Burnett, R. Stephen Heinrichs, William Campbell, Craig Heimark, Simon Moss and WS Investment Company upon their election to convert their respective notes into common stock.  The total principal amount of notes so converted was $2.9 million.  $4.1 million in aggregate principal amount of notes remain outstanding as of September 30, 2009.

In October 2009, the Company repaid the Notes issued to Mr. Innes in full with a payment of approximately $60,000. The payment was made pursuant to a waiver and consent entered into by and between the Company, Baldwin Enterprises, Inc. and Mr. Innes effective as of August 28, 2009.

9. Commitments and Contingencies

Facilities Leases

The Company leases its facilities under operating leases that expire at various dates through March 2017.  During 2008 and 2009, the Company has subleased some of its operating facilities in San Mateo, California and New York, New York, and assigned its primary facility lease in London, United Kingdom to third parties. As a result of these subleases and assignment, the future minimum lease commitments under all facility leases as of September 30, 2009, net of sublease proceeds, are as follows (in thousands):

	Minimum lease payments	Sublease proceeds	Net
	(unaudited)	(unaudited)	(unaudited)
Three Months Ending December 31,
2009	$314	$(153)	$161
Years Ending December 31,
2010	1,280	(532)	748
2011	1,333	(343)	990
2012	567	(290)	277
2013	310	(284)	26
thereafter	1,008	(954)	54
Total future minimum lease payments	$4,812	$2,556	$2,256

Software Indemnifications

Avistar enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Avistar indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Avistar’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments Avistar could be required to make under these indemnification agreements is generally limited to the cost of products purchased per customer, but may be material when customer purchases since inception are considered in aggregate. Avistar has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, Avistar has no liabilities recorded for these agreements as of September 30, 2009.

Microsoft

  In fiscal 2008, Microsoft Corporation (Microsoft) filed requests for reexamination of 29 U.S. patents held by Avistar. In June 2008, the U.S. Patent and Trademark Office (USPTO) completed its review of Microsoft’s requests for reexamination and rejected 19 of the requests in their entirety, and the majority of the arguments for one additional patent under reexamination. The USPTO thus agreed to re-examine, either in part or fully, 10 of the Company’s existing U.S. patents.

During 2008, Microsoft submitted five petitions for reconsideration of the USPTO’s rejection of Microsoft’s request for reexamination.  As of October 31, 2009, two of the Microsoft petitions have been denied. These denials cannot be appealed. Three other petitions by Microsoft are still pending.

As of October 31, 2009, three of the 10 patents being reexamined have been issued with certificates of reexamination. Avistar has filed appeals with the USPTO Board of Patent Appeals and Interferences in six of the 10 patents under reexamination and a response to the latest rejection of the tenth patent under reexamination.

Avistar believes that its U.S. patents are valid and intends to defend its patents through the reexamination process.  However, the reexamination of patents by the USPTO, including appeals, is a lengthy, time consuming and expensive process in which the ultimate outcome is uncertain.  Once initiated, the USPTO may take between one and three years to complete patent reexaminations.  The reexamination process by the USPTO may adversely impact the Company’s licensing negotiations in process, and may require the Company to spend substantial time and resources defending its patents, including the fees and expenses of legal advisors.  This may impact the Company’s results of operations negatively and require the Company to seek additional financing to fund its operations as well as the expense incurred in the legal defense of the Company’s patents.

 The Company has not recorded an expense related to damages in this matter because any potential loss is not currently probable or reasonably estimable under ASC 450, Contingencies.

10. Recent Accounting Pronouncements

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5) or ASC 815-10-65-3. ASC 815-10-65-3 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. ASC 815-10-65-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company adopted this statement on January 1, 2009.  The adoption of ASC 815-10-65-3 did not have a material impact on the Company’s financial condition and results of operations.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1 or ASC 805-10-65-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(R)-1), to amend SFAS 141 (revised 2007), Business Combinations. ASC 805-10-65-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This ASC also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. ASC 805-10-65-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this statement upon its issuance.  The impact of ASC 805-10-65-1 on accounting for business combinations is dependent upon acquisition activity on or after its effective date.

In April 2009, the FASB issued three FASB Staff Position (FSP) statements intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) or ASC 820-10-65-4 provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements.  FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1) or ASC 825-10-65-1, enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FASB Staff Position No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) or ASC 320-10-65-1, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  These ASCs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if all three ASCs are early adopted at the same time. The Company adopted these ASCs on June 30, 2009.  The adoption of these statements did not have a material impact on the Company’s financial condition and results of operations.

 In May 2009, the FASB issued Statement No. 165, Subsequent Events (SFAS No. 165) or ASC 855. ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted this statement on June 30, 2009. The adoption of ASC 855 did not have a material impact on the Company’s financial condition and results of operations.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Codification and Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB No. 162 (SFAS No. 168) or ASC 105.  The FASB Accounting Standards CodificationTM  (“Codification”) does not change U. S. GAAP, but combines all authoritative standards such as those issued by the FASB, AICPA, and EITF, into a comprehensive, topically organized online database.  The Codification was released on July 1, 2009 and will become the single source of authoritative U. S. GAAP applicable for all nongovernmental entities, except for rules and interpretive releases of the SEC.  The Codification is effective for all interim periods and year ends subsequent to September 15, 2009. The Company adopted this statement on September 30, 2009.  The adoption of this statement affected the Company’s financial statement disclosure references since all future references to authoritative accounting literature will be references in accordance with SFAS 168, but did not have an impact on the Company’s financial condition and results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value (ASU 2009-05).  The update provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after August 2009.  The Company adopted this statement upon its issuance. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issue Task Force (ASU 2009-13), and Accounting Standards Update No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available.  ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  Both statements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the timing and impact of adopting this statement.

11. Other Matters

On June 12, 2009, the Company received a letter from The Nasdaq Stock Market, or Nasdaq, indicating that the Nasdaq Hearings Panel, or the Panel, had determined to delist the shares of the Company from Nasdaq and would suspend the common stock of the Company from trading on Nasdaq effective at the open of trading on June 24, 2009.  The Panel's decision to suspend the Company's common stock was the result of the Company not evidencing a market value of listed securities above $35 million for ten consecutive trading days, or otherwise demonstrating compliance with alternative continued listing standards, during the period from April 2, 2009 and June 22, 2009.  Trading of the Company’s common stock on Nasdaq was suspended on June 24, 2009. On June 17, 2009, the Company requested a review by the Nasdaq Listing and Hearing Review Council, or the Council, of the Panel’s decision. The Council granted the Company’s request for a review and requested additional information from the Company be submitted by August 7, 2009.  On August 6, 2009, the Company withdrew its appeal to the Council. On August 20, 2009, Nasdaq notified the Securities and Exchange Commission that it has determined to remove the common stock of the Company from Nasdaq effective at the open of business on August 31, 2009.

The Company’s common stock is currently quoted and traded on the Pink Sheets, which is an over-the-counter securities market, under the symbol AVSR.PK.

In July 2009, Simon Moss voluntarily resigned from all of the positions which he held with the Company, including his positions as Chief Executive Officer and board member.  On July 9, 2009, Robert Kirk was appointed to replace Simon Moss as the Company’s Chief Executive Officer.

In August 2009, Darren Innes resigned from the Company as its General Manager and Vice President, Global Sales.

12. Subsequent Events

The Company has evaluated subsequent events through November 3, 2009, the date the unaudited condensed consolidated financial statements are issued. As of this date, the Company had no other subsequent events.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of September 30, 2009, we held 98 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace.

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

•
Implementing aggressive cost control measures structured to effectively align operations and to address Microsoft's requests for reexamination of our U.S. Patents, while still allowing us to continue to invest in our product line and to license our intellectual property and technology,

•	A reduction in our employees from an average of 88 in 2007 to approximately 47 on September 30, 2009; and

•	Pursuing multiple distribution, services and technology partners.

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

On February 25, 2008 we announced that Microsoft Corporation had filed requests for reexamination of 24 of our 29 U.S. patents. Subsequently, Microsoft also filed requests for reexamination of our remaining five U.S. patents. On June 10, 2008 we announced that the U.S. Patent and Trademark Office (USPTO) had completed its review of Microsoft’s requests for reexamination and had rejected 19 of the requests in their entirety, and the majority of the arguments for one additional patent under reexamination. The USPTO thus agreed to reexamine, either in part or fully, 10 of our existing U.S. patents.

During 2008, Microsoft submitted five petitions for reconsideration of the USPTO’s rejection of Microsoft’s requests for reexamination. As of October 31, 2009 two of the Microsoft petitions have been denied. These denials cannot be appealed. Three other petitions by Microsoft are still pending.

As of October 31, 2009, three of the 10 patents being reexamined have been issued with certificates of reexamination.  We have filed appeals with the USPTO Board of Patent Appeals and Interferences in six of the 10 patents under reexamination and a response to the latest rejection of the tenth patent under reexamination.

We believe that our U.S. patents are valid and we intend to defend our patents through the reexamination process.  However, the reexamination of patents by the USPTO, including appeals, is a lengthy, time-consuming and expensive process in which the ultimate outcome is uncertain. Once initiated, the USPTO may take between one and three years to complete patent reexaminations.   The reexamination process by the USPTO may adversely impact and delay our present and future licensing negotiations, and may require us to spend substantial time and resources defending our patents, including the fees and expenses of our legal advisors.  The potential impact to our results of operations may require us to reduce our other operating expenses and seek additional financing to fund our operations and the defense of our patents.

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

Management believes that there have been no significant changes to our critical accounting policies during the three and nine months ended September 30, 2009 from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue		Percentage of Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Product	20%	48%	47%	37%
Licensing	25	14	8	12
Services, maintenance and support	55	38	45	51
Total revenue	100	100	100	100
Costs and Expenses:
Cost of product revenue	18	27	13	29
Cost of services, maintenance and support revenue	52	22	35	30
Income from settlement and patent licensing	(74)	(39)	(46)	(56)
Research and development	62	41	40	70
Sales and marketing	44	23	29	49
General and administrative	120	51	60	83
Total costs and expenses	222	125	131	205
Loss from operations	(122)	(25)	(31)	(105)
Other income (expense):
Interest income	—	1	—	2
Other expense, net	(10)	(5)	(4)	(6)
Total other expense, net	(10)	(4)	(4)	(4)
Net loss	(132)%	(29)%	(35)%	(109)%

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenue

Total revenue decreased by $1.3 million or 47%, to $1.4 million for the three month period ended September 30, 2009, from $2.7 million for the three months ended September 30, 2008, primarily due to decrease in hardware sales revenue.

•
Product revenue decreased by $1.0 million or 78%, to $289,000 for the three month period ended September 30, 2009 from $1.3 million for the three months ended September 30, 2008. This was primarily due to decline in hardware sales revenue in the quarter ended September 30, 2009 as the Company shifted to more software-only based products and solutions.

•
Licensing revenue, relating to the licensing of our patent portfolio, remained relatively flat at $350,000 for the three months ended September 30, 2009 compared to $367,000 for the three months ended September 30, 2008.

•
Services, maintenance and support revenue, which includes funded software development and maintenance and support, decreased by $235,000, or 23%, to $790,000 for the three months ended September 30, 2009, from $1.0 million for the three months ended September 30, 2008, due primarily to a decrease in revenue from maintenance contracts with existing customers in the quarter ended September 30, 2009.

For the three months ended September 30, 2009, revenue from three customers accounted for 86% of total revenue compared to four customers and 89% for the three months ended September 30, 2008. No other customer accounted for greater than 10% of total revenue in either period.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and expenses

Cost of product revenue. Cost of product revenue decreased by $457,000 or 63%, to $263,000 for the three months ended September 30, 2009 from $720,000 for the three months ended September 30, 2008.  The decrease was mainly attributable to lower hardware product sales in the quarter ended September 30, 2009 which carried a higher cost than software sales.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue increased by $153,000, or 26%, to $737,000 for the three months ended September 30, 2009, from $584,000 for the three months ended September 30, 2008, primarily due to an increase in software implementation and enhancement services for customers in the quarter ended September 30, 2009 compared to the same period in 2008.

Income from settlement and patent licensing. Income from settlement and patent licensing was $1.1 million for the three months ended September 30, 2009 and 2008, reflecting the amortization of the net proceeds from the November 2004 Polycom settlement and cross-license agreement over a five year period, beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses decreased by $231,000, or 21%, to $891,000 for the three months ended September 30, 2009 from $1.1 million for the three months ended September 30, 2008.  This decrease was primarily due to greater allocation of engineering employee and external labor expenses to cost of services, maintenance and support revenue associated with an increased number of software implementation and enhancement service deliveries and reduction in overhead expenses in the quarter ended September 30, 2009.

Sales and marketing. Sales and marketing expenses remained relatively flat at $629,000 for the three months ended September 30, 2009 compared to $634,000 for the same period in 2008.

General and administrative. General and administrative expenses increased by $340,000, or 25% to $1.7 million for the three months ended September 30, 2009, from $1.4 million for the three months ended September 30, 2008. The increase was due primarily to the severance pay of $473,000 for Simon Moss, former Chief Executive Officer, and other former executives,  and legal expense of $311,000 associated with patent and licensing related activities, offset by a decrease in personnel and personnel related expenses and cost optimization efforts.

Other income (expense)

Interest income. Interest income was nominal for the three months ended September 30, 2009, compared to $15,000 for the same period in 2008, primarily due to lower average outstanding balance of cash and cash equivalents that earned interest in the three months ended September 30, 2009 compared to the same period in 2008.

Other expense, net. Other expense, net, increased by $20,000, or 16%, to $142,000 for the three months ended September 30, 2009, from $122,000 for the three months ended September 30, 2008, primarily due to foreign corporate tax expense associated with our wholly-owned subsidiary, Avistar Systems U.K. Limited, or ASUK.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenue

Total revenue increased by $1.3 million or 23%, to $6.9 million for the nine month period ended September 30, 2009, from $5.6 million for the nine months ended September 30, 2008, primarily due to increase in software product revenue.

•
Product revenue increased by $1.1 million or 53%, to $3.2 million for the nine month period ended September 30, 2009 from $2.1 million for the nine months ended September 30, 2008. The increase was due primarily to an increase in software product revenue from IBM and Deutsche Bank, partially offset by decrease in hardware sales revenue, in the nine months ended September 30, 2009.

•
Licensing revenue, relating to the licensing of our patent portfolio, decreased by $102,000 or 15%, to $572,000 for the nine months ended September 30, 2009 from $674,000 for the nine months ended September 30, 2008, mainly due to a decline in the ongoing royalty revenue from Sony.

•
Services, maintenance and support revenue, which includes funded software development and maintenance and support, increased by $273,000, or 10%, to $3.1 million for the nine months ended September 30, 2009, from $2.9 million for the nine months ended September 30, 2008,  due primarily to increase in revenue from software implementation and enhancement services and professional on-site services provided to existing customers, offset by a decrease in revenue from maintenance contracts with existing customers in the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, revenue from three customers accounted for 71% of total revenue compared to three customers and 81% for the nine months ended September 30, 2008. No other customer accounted for greater than 10% of total revenue.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and expenses

Cost of product revenue. Cost of product revenue decreased by $718,000 or 44%, to $926,000 for the nine months ended September 30, 2009 from $1.6 million for the nine months ended September 30, 2008.  The decrease was mainly attributable to lower hardware product sales which carried a higher cost than software sales, offset by an increase of $95,000 in stock based compensation expense in the nine months ended September 30, 2009.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue increased by $694,000, or 41%, to $2.4 million for the nine months ended September 30, 2009, from $1.7 million for the nine months ended September 30, 2008, primarily due to an increase in software implementation and enhancement services for customers in the nine months ended September 30, 2009 compared to the same period in 2008.

Income from settlement and patent licensing. Income from settlement and patent licensing was $3.2 million for the nine months ended September 30, 2009 and 2008, reflecting the amortization of the net proceeds from the November 2004 Polycom settlement and cross-license agreement over a five year period, beginning in November 2004 and ending in November 2009.

Research and development. Research and development expenses decreased by $1.2 million, or 29%, to $2.8 million for the nine months ended September 30, 2009 from $3.9 million for the nine months ended September 30, 2008. This decrease was primarily due to a reduction in personnel and personnel related expenses, a greater allocation of engineering employee and external labor expenses to cost of services, maintenance and support revenue associated with an increase in software implementation and enhancement service deliveries in the nine months ended September 30, 2009, partially offset by an increase of $124,000 in stock based compensation expense.

Sales and marketing. Sales and marketing expenses decreased by $760,000, or 28%, to $2.0 million for the nine months ended September 30, 2009, from $2.8 million for the nine months ended September 30, 2008. The decrease was due primarily to a reduction in personnel and personnel related expenses and cost optimization efforts, partially offset by an increase of $179,000 in stock based compensation expense.

General and administrative. General and administrative expenses decreased by $540,000, or 12% to $4.1 million for the nine months ended September 30, 2009, from $4.7 million for the nine months ended September 30, 2008. The decrease was due primarily to an overall decrease in personnel and personnel related expenses and the ongoing cost optimization efforts, partially offset by severance expenses and an increase of $75,000 in stock based compensation expense, in the nine months ended September 30, 2009.

Other income (expense)

Interest income. Interest income decreased by $74,000, or 90%, to $8,000 for the nine months ended September 30, 2009, from $82,000 for the nine months ended September 30, 2008, primarily due to both a decrease in interest rates and a decrease in the average outstanding balance of cash and cash equivalents that earned interest in the nine months ended September 30, 2009 compared to the same period in 2008.

Other expense, net. Other expense, net, decreased by $6,000, or 2%, to $329,000 for the nine months ended September 30, 2009, from $335,000 for the nine months ended September 30, 2008, primarily due to a decrease in the interest expense resulting from lower average convertible debt and line of credit balances outstanding during the nine months ended September 30, 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of $382,000 and $4.9 million as of September 30, 2009 and December 31, 2008, respectively. For the nine months ended September 30, 2009, we had a net decrease in cash and cash equivalents of $4.5 million. The net cash used by operations of $4.3 million for the nine months ended September 30, 2009 resulted primarily from the net loss of $2.5 million,  a decrease in deferred income from settlement and patent licensing of $4.1 million, a decrease in deferred services revenue and customer deposits of $2.5 million, offset by a decrease in accounts receivable of $1.5 million, a decrease in inventory of $171,000,  a decrease in deferred settlement and patent licensing costs of $955,000 and non-cash expenses of $1.6 million.  The net cash used in investing activities of $47,000 for the nine months ended September 30, 2009 was related to purchases of equipment.  The net cash used in financing activities of $176,000 for the nine months ended September 30, 2009 related primarily to payments made on our line of credit of $5.0 million, offset by $4.7 million of borrowings on our line of credit and $173,000 in proceeds from the issuance of common stock under employee stock option and stock purchase plans.

At September 30, 2009, we had approximately $2.3 million in minimum commitments under non-cancelable operating leases net of sublease proceeds.

On December 22, 2008, we renewed our Revolving Credit and Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit. The agreement includes a first priority security interest in all of our assets. Gerald Burnett, our Chairman, provided a collateralized guarantee to the financial institution, assuring payment of our obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility.  In addition to the guarantee provided to the financial institution, on March 29, 2009, Dr. Burnett provided a personal guarantee to us assuring us a line of credit of $10.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 21, 2009 to March 31, 2010. The line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 1.25% or Prime Rate plus 1.25%. We elected Prime Rate plus 1.25% or 4.5% at September 30, 2009 and December 31, 2008. We repaid $5.0 million and borrowed $4.7 million under the revolving line of credit for the nine months ended September 30, 2009 and have a balance of $6.7 million outstanding as of September 30, 2009.  The Revolving Credit and Promissory Note matures on December 21, 2009, and is subject to annual renewal with the consent of the Company and the lender.

On January 4, 2008, we issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes, which are due in 2010 (Notes). The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, R. Stephen Heinrichs, William Campbell, and Craig Heimark, former officers Simon Moss and Darren Innes, and WS Investment Company. Our obligations under the Notes are secured by the grant of a security interest in substantially all our tangible and intangible assets pursuant to a Security Agreement between us and the purchasers. The Notes have a two year term, will be due on January 4, 2010 and are convertible prior to maturity.  Interest on the Notes accrues at the rate of 4.5% per annum and is payable semi-annually in arrears on June 4 and December 4 of each year.  Commencing on the one-year anniversary of the issuance of the Notes, the Note holders became entitled to convert the Notes into common stock at an initial conversion price of $0.70 per share.  In May 2009, we issued a total of 4,199,997 shares of common stock to Gerald Burnett, R. Stephen Heinrichs, William Campbell, Craig Heimark, Simon Moss and WS Investment Company upon their election to convert their notes with an aggregate principal amount of $2.9 million into common stock.  $4.1 million in notes remained outstanding as of September 30, 2009.

As of September 30, 2009, we had no material off-balance sheet arrangements, other than the operating leases described above.   We enter into indemnification provisions under agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of September 30, 2009, we have not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and therefore, we have no liabilities recorded for these agreements as of September 30, 2009.

In October 2009, we paid approximately $60,000 to Darren Innes as payment in full for his note pursuant to a waiver and consent entered into by and between Avistar, Baldwin Enterprises, Inc. and Mr. Innes effective as of August 28, 2009. We are currently in discussions with the remaining holder of the Notes to convert the Notes into shares of common stock in January 2010 or extend the term of the Notes.  Assuming the successful conversion or extension of the Notes in conjunction with the results of our cost reduction efforts, including Dr. Burnett's personal guarantee to Avistar to support an extension of the revolving line of credit, we believe that our existing cash and cash equivalents balance and line of credit will provide us with sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, whether or not the holders of the Notes elect to convert such Notes into our common stock, general economic conditions and conditions in the financial services industry in particular, the level and timing of product, services and patent licensing revenues and income, the maintenance of our cost control measures structured to align operations with predictable revenues, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales, partnering and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, and the costs involved in maintaining, defending and enforcing patent claims and other intellectual property rights, all of which may impact our ability to achieve and maintain profitability or generate positive cash flows.

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

This risks set forth below supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Risks Relating to the Stock Markets and Our Stock Price

Our Stock is quoted on the Pink Sheets, which may decrease the liquidity of our common stock.

On June 24, 2009, the Nasdaq Stock Market, Inc. suspended our common stock from trading on Nasdaq because we did not evidence a market value of listed securities above $35 million for ten consecutive trading days, or otherwise demonstrate compliance with alternative continued listing standards, during the period from April 2, 2009 and June 22, 2009.  Since that time our common stock has been quoted on the Pink Sheets under the symbol AVSR.PK.  On August 6, 2009, we withdrew our appeal to the Nasdaq Listing and Hearing Review Council. On August 31, 2009, the Nasdaq Stock Market, Inc. officially delisted our common stock.

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

We recorded a net loss of $2.5 million for the nine months ended September 30, 2009, a net loss of $6.4 million for fiscal year 2008 and a net loss of $2.9 million for fiscal year 2007. As of September 30, 2009, our accumulated deficit was $115 million. Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses, which have been reduced recently, may increase as we continue to develop our business and pursue licensing opportunities. As a result, to become profitable, we will need to increase our revenue and income from settlement and patent licensing by increasing sales to existing customers and by attracting additional new customers, distribution partners and licensees. If our revenue does not increase adequately, we may not become profitable. Due to the volatility of our product and licensing revenue and our income from settlement and patent licensing activities, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis. If we fail to achieve or to maintain profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

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

•      quarterly variations in our results of operations;

•      announcements regarding our product developments;

•      the size and timing of agreements to license our patent portfolio or enter into technology or distribution partnerships;

•	developments in the examination of our patent applications and the reexamination of some of our issued patents by the U.S. Patent and Trademark Office;

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 63% of our common stock as of September 30, 2009. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

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

We may need to arrange for the availability of additional funding in order to meet our future business requirements. We have a revolving credit facility under which $6.7 million was outstanding on September 30, 2009, which matures on December 21, 2009, and $4.1 million in outstanding convertible promissory notes that become due and payable on January 4, 2010 if not earlier converted. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.  We have in the past, and may in the future, reduce our expenditures by reducing our employee headcount in order to better align our expenditures with our available resources.  Any such reductions may adversely affect our ability to maintain or grow our business.

We have implemented significant changes in our organizational structure, sales, marketing and distribution strategies, licensing efforts and strategic direction, which, if unsuccessful, could adversely affect our business and results of operations.

We have experienced significant changes in our management structure and composition.  In September 2007, William Campbell resigned from the position of Chief Operating Officer.  Simon Moss was appointed as President of our products division in July 2007 and was appointed as our Chief Executive Officer in January 2008 when Gerald Burnett resigned from his position as our Chief Executive Officer.  In January 2009, Bob Habig resigned from the position of Chief Financial Officer and he was replaced in that position by Elias MurrayMetzger, the Company’s Corporate Controller.  In July 2009, Simon Moss resigned from his positions as Chief Executive Officer and board member.  Shortly thereafter, Robert Kirk was appointed to replace Simon Moss as the Company’s Chief Executive Officer.  In August 2009, Darren Innes resigned from the position of General Manager and Vice President, Global Sales. In addition, during the second half of 2007 and in 2008, we implemented a number of other management changes.  In 2007 and 2008, we implemented an intensive set of corporate initiatives aimed at increasing our product sales, expanding our customer deployments and support, improving our corporate efficiency and increasing our development capacity.  The components of this initiative included:

•
Supplementing our position in the financial services vertical by expanding our market focus to additional verticals through indirect distribution partners, where our collaboration products can help global organizations speed business processes, save costs and reduce their carbon footprints;

•
Implementing aggressive cost control measures structured to effectively align operations  with predictable revenues and to address Microsoft's requests for reexamination of our U.S. Patents, while still allowing us to continue to invest in our product line and to license our intellectual property and technology;

•      A reduction in our employees from an average of 88 in 2007 to approximately 47 at September 30, 2009; and

•      Pursuing multiple distribution, services and technology licensing partners.

These and other changes in our business are aimed at reducing our structural costs, increasing our organizational and partner-driven capacity, leveraging our reputation for innovation and intellectual property leadership, and growing and expanding our business.  However, these organizational changes and initiatives involve transitional costs and expenses and result in uncertainty in terms of their implementation and their impact on our business. For example, our efforts to expand our market focus to additional verticals through the use of distribution partners has proven challenging as such distribution partners work to better understand our product and service offerings and integrate them into their own marketing and sales strategies.   As with any significant organizational change, our initiatives will take time to implement, and the results of these initiatives may not be fully apparent in the near term.  If our initiatives are unsuccessful in achieving our stated objectives, our business could be harmed and our results of operations and financial condition could be adversely affected.

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

To date, a significant portion of our revenue and income from settlement and patent licensing has resulted from sales or licenses to a limited number of customers. For the nine months ended September 30, 2009, revenue from three customers accounted for 71% of total revenue. For the nine months ended September 30, 2008, revenue from three customers accounted for 81% of total revenue. No other customer accounted for greater than 10% of total revenue. As of September 30, 2009, approximately 82% of our gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of the total gross accounts receivable. As of December 31, 2008, approximately 98% of our gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of our gross accounts receivable.

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

Our U.S. Patents are the subject of a reexamination request filed with the U.S. Patent and Trademark Office by Microsoft Corporation, which could adversely affect our business and results of operations.

On February 25, 2008 we announced that Microsoft Corporation had filed requests for reexamination of 24 of our 29 U.S. patents. Subsequently, Microsoft also filed requests for reexamination of our remaining five U.S. patents. On June 10, 2008 we announced that the U.S. Patent and Trademark Office (USPTO) had completed its review of Microsoft’s requests for reexamination and had rejected 19 of the requests in their entirety, and the majority of the arguments for one additional patent under reexamination. The USPTO thus agreed to reexamine, either in part or fully, 10 of our existing U.S. patents.

During 2008, Microsoft submitted five petitions for reconsideration of the USPTO’s rejection of Microsoft’s requests for reexamination. As of October 31, 2009 two of the Microsoft petitions have been denied. These denials cannot be appealed. Three other petitions by Microsoft are still pending.

As of October 31, 2009, three of the 10 patents being reexamined have been issued with certificates of reexamination.  We have filed appeals with the USPTO Board of Patent Appeals and Interferences in six of the 10 patents under reexamination and a response to the latest rejection of the tenth patent under reexamination.

We believe that our U.S. patents are valid and we intend to defend our patents through the reexamination process.  However, the reexamination of patents by the USPTO, including appeals, is a lengthy, time-consuming and expensive process in which the ultimate outcome is uncertain.  Once initiated, the USPTO may take between one and three years to complete patent reexaminations. The reexamination process by the USPTO may adversely impact our licensing negotiations in process, and may require us to spend substantial time and resources defending our patents, including the fees and expenses of our legal advisors.  The potential impact to our results of operations may require us to seek additional financing to fund our operations and the defense of our patents.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We have been party to such litigation in the past and may be again in the future. The prosecution and defense of such lawsuits would require us to expend significant financial and managerial resources, and therefore may have a material negative impact on our financial position and results of operations. The duration and ultimate outcome of these proceedings are uncertain. We may be a party to additional litigation in the future to protect our intellectual property, or as a result of an alleged infringement of the intellectual property of others. These claims and any resulting lawsuit could subject us to significant liability for damages and invalidation of our proprietary rights. In addition, the validity of our patents has been challenged in the past and may be challenged in the future through reexamination requests or other means. These lawsuits or challenges of our patents legitimacy in the US or foreign patent offices, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

It may be time consuming, difficult and costly for us to fully implement internal controls and reporting procedures required by the Sarbanes-Oxley Act which relate to auditor attestation.  We may need to hire additional financial reporting, internal control and other finance staff in order to support the auditor attestation of appropriate internal controls and reporting procedures.  If we are unable to comply with these additional requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications/attestations that the Sarbanes-Oxley Act requires of smaller reporting companies effective for issuers with fiscal years ending on or after June 15, 2010.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 43 % and 51% of total revenues for the nine months ended September 30, 2009, and 2008, respectively. International revenue comprised 51% and 72% of total revenue for the years ended December 31, 2008 and 2007, respectively.  Some of the risks we may encounter in conducting international business activities include the following:

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

Item 4.                      Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.                      Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

10.1	Separation Agreement and Release between the Registrant and Simon Moss dated July 8, 2009
10.2	Employment Agreement between the Registrant and Robert Kirk dated July 14, 2009
10.3	Compromise Agreement between Avistar Systems (UK) Limited and Darren Innes dated August 19, 2009
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 3rd  day of November 2009.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ Robert F. Kirk
Robert F. Kirk
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Elias A. MurrayMetzger
Elias A. MurrayMetzger
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Separation Agreement and Release between the Registrant and Simon Moss dated July 8, 2009
10.2	Employment Agreement between the Registrant and Robert Kirk dated July 14, 2009
10.3	Compromise Agreement between Avistar Systems (UK) Limited and Darren Innes dated August 19, 2009
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.