Form 10-K
period 2009-12-31
AVISTAR COMMUNICATIONS CORP
filed 2010-03-30
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act:

Title of each class
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

Large accelerated filer ☐                                                                                  Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price  of $0.91 per share for shares of the Registrant’s Common Stock on June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter as reported by the Pink Sheets) was $12,321,838. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The Registrant’s Common Stock is currently quoted and traded on the Pink Sheets, an over-the-counter securities market.

As of March 3, 2010, the registrant had outstanding 39,022,344 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference into Part III of this Annual Report on Form 10-K specific portions of its Proxy Statement for its 2010 Annual Meeting of Stockholders.

AVISTAR COMMUNICATIONS CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2009

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

PART I

Item 1. Business

Avistar Communications Corporation (“Avistar”, the “Company”, “us”, “our”, or “we”) was founded as a Nevada limited partnership in 1993. We filed our articles of incorporation in Nevada in December 1997 under the name Avistar Systems Corporation. We reincorporated in Delaware in March 2000 and changed our name to Avistar Communications Corporation in April 2000. The operating assets and liabilities of the business were then contributed to our wholly owned subsidiary, Avistar Systems Corporation, a Delaware corporation. In July 2001, our Board of Directors and the Board of Directors of Avistar Systems approved the merger of Avistar Systems with and into Avistar Communications Corporation. The merger was completed in July 2001.   In October 2007, we merged Collaboration Properties, Inc., the Company's wholly-owned subsidiary, with and into the Company, with Avistar being the surviving corporation.  Avistar has one wholly-owned subsidiary, Avistar Systems U.K. Limited (ASUK).

 Our principal executive offices are located at 1875 South Grant Street, 10th Floor, San Mateo, California, 94402. Our telephone number is (650) 525-3300. Our trademarks include Avistar and the Avistar logo, AvistarVOS, Shareboard, vBrief and The Enterprise Video Company. This Annual Report on Form 10-K also includes Avistar and other organizations’ product names, trade names and trademarks. Our corporate website is www.avistar.com.

 Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website when such reports are available on the U.S. Securities and Exchange Commission (“SEC”) website (see “Company—Investor Relations—SEC Information”). The public may read and copy any materials filed by Avistar with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing.

Overview

Avistar creates technology that provides the missing critical element in unified communications: bringing people in organizations face-to-face, through enhanced communications for true collaboration anytime, anyplace. Our latest platform, Avistar C3™, draws on over a decade of market experience to deliver a single-click desktop videoconferencing and collaboration experience that moves business communications into a new era. Available as a stand-alone solution, or integrated with existing unified communications software from other vendors, Avistar C3™ users gain an instant messaging-style ability to initiate video communications across and outside the enterprise. Patented bandwidth management enables thousands of users to access desktop videoconferencing, Voice over IP (VoIP) and streaming media without requiring substantial new network investment or impairing network performance.  By integrating Avistar C3™ tightly into the way they work, our customers can use our solutions to help reduce costs and improve productivity and communications within their enterprise and between enterprises and, to enhance their relationships with customers, suppliers and partners. Using Avistar C3™ software and leveraging video, telephony and Internet networking standards, Avistar solutions are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system indirectly to the small and medium sized business, or SMB, and globally distributed organizations, or Enterprise markets comprising the Global 5000. Our objective is to establish our technology as the standard for networked visual unified communications and collaboration through limited direct sales, indirect channel sales/partnerships and the licensing of our technology to others. We also seek to license our broad portfolio of patents covering, among other areas, video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of December 31, 2009, we held 99 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace. See the section captioned “Patent Licensing” below for information regarding the sale of our patent and patent application portfolio, which was completed in January 2010.

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

The emergence of the Internet has accelerated the adoption of network-based collaboration applications including email, instant messaging, and web conferencing. The increasing availability and affordability of bandwidth on communication networks is further driving businesses to utilize new communication tools, such as voice and video over IP, and are enabling users to connect from more places, including home offices and WiFi hot spots such as airports and hotels. This is enabling more distributed, mobile and global operations while maintaining communications.

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

Applications and Functionality

•	Support or integrate into the applications people use, in the way they use them, to deliver real-time and non-real-time self service personnel for collaboration and visual communication;

•	Do so in an intuitive, “easy” manner in order to foster expanding usage;

Quality

•	Approximate the video and audio quality of television for natural and easy interaction;

•	make interactions as realistic as possible by minimizing visual artifacts when transmitting and receiving video calls such as latency, jitter, freeze-frame, stutter and small frame size;

•	Seamlessly integrate all forms of audio, video and data communications;

Scalability

•	like the Internet and public telephone networks, the communications solution must be designed for size independence and should scale cost-effectively to support a very large numbers of users;

Reliability

•	Operate dependably and reliably to avoid user frustration, while minimizing support costs;

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

The Avistar Solution

Avistar delivers a suite of video, audio and collaboration solutions which are designed to support users in the office, via the conference room or on-the-go. It is through an intelligent coupling of various forms of communication and collaboration into daily work processes that we believe the benefits described above can be realized. To fulfill this, we deliver a communication and collaboration platform known as Avistar C3™. The Avistar C3™ platform provides a comprehensive and integrated suite of video, audio and collaboration applications that include on-demand access to interactive video calling and conferencing, content creation and publishing, broadcast origination and video distribution, and video-on-demand, as well as data sharing, presence-based directory services and network management. Our Avistar C3™ platform architecture is open and flexible in order to embrace continued technological innovation and standardization. It is designed to use existing and emerging communication and video standards such as session initiation protocol, or SIP. It also provides customers choice and flexibility in designing and implementing network topologies to best deliver high-quality video, audio and collaboration applications to desktops, conference rooms and individuals on-the-go.

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

Interactive broadcasts and presentations. Interactive broadcasts allow moderated presentations to an audience of viewers, who have the ability to send questions to the presenters. Moderators can dynamically control who is presenting, bring audience members into the broadcast, select what views are broadcast, and monitor questions. Sales meetings, training seminars, analyst reports, management presentations and live news broadcasts can be delivered real-time to every user’s workstation and streamed to browser-based users. For example, a customer employed its Avistar video network to maximize the reach and impact of an educational seminar. The customer broadcasted the seminar to an estimated 300 desktops and meeting rooms, with more than 2,000 employees and clients watching in the United States and Europe. As another example, one customer has shifted its international sales meetings to broadcasts and recorded presentations on its Avistar system, thereby saving travel time and costs, while expanding the broadcast to a wider audience. Additionally, video feeds from broadcast TV channels or other video sources can be distributed to users through the Avistar system.

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

•
Comprehensive directory. The presence-based Avistar network directory is a comprehensive list of Avistar numbers that can be called with a click. All users currently logged into an enterprise’s Avistar network will be shown, providing immediate ‘presence’ information as to availability. The global directory can be tailored to include only a subset of a more specific business’ community of users. In addition, a private directory feature allows users to create their own directory and reach frequently called parties with a one-click “direct connect” tool. Both global and private directories can also include other non-Avistar sites that use standards-based video conferencing systems. Through the Avistar Community Exchange and Avistar C3™ Proxy products, presence information can be shared across participating enterprises. The result is one-click, presence-based, cross-enterprise calling network which helps form a community of users.

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

Our Avistar C3™ platform supports this consolidation and evolution by integrating industry standards for audio, video and data transport, but separating them from application functionality and system management. This allows our software application platform to manage the interoperation and transcoding of various standards to seamlessly integrate video, audio and data into complex applications, and not be limited by the functionality built into one particular, application-specific standard. It also allows the system to accommodate new and evolving standards with minimal disruption. Current industry and widely accepted proprietary standards supported include H.263, H.264, H.320, H.323, SIP, NTSC, PAL, MPEG, Microsoft Windows Media Video and Real Networks RealMedia. Our system uses TCP/IP, the standard Internet protocol, for providing video and audio calls, scheduling and starting broadcast presentations, and managing the creation of materials. In addition, we use TCP/IP for overall systems and network management throughout our Avistar C3™ software platform. This approach allows us to deliver connectivity throughout an enterprise and allows us to leverage existing Internet infrastructure. For delivery of high-quality video streams in the local area network, including wireless, we primarily utilize video over IP technology but offer a choice of IP or traditional circuit switched technologies, including the ability to mix and match network types. Thus, Avistar customers can successfully deploy desktop video across the enterprise, even if portions of their network, in older buildings for example, aren’t capable of supporting real-time video on their data networks. We use our gateways to translate between the various network technologies used in our system. These gateways are managed and controlled by our systems software with TCP/IP-based protocols.

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

We believe our video software platform positions us to lead the transformation described above. Further, we provide a suite of collaboration applications that seamlessly operate with the standards based systems allowing users to access this functionality in an easy and intuitive manner. We expect to make this platform more accessible to developers and to allow integration with other applications and network hardware.

Because of the intelligent integration of various video network components, all Avistar products are controlled by the Avistar C3™ platform, our architecture has the following key features:

•
Network management:  Avistar C3™ utilizes open protocols for call set-up, call control and directory services. It also complies with standards and interfaces and connects with video networks through shared Avistar gateways, which are further connected via private or public telephony or TCP/IP networks. Servers communicate through our signaling system for video protocol, SSV, which is based on TCP/IP, the standard Internet protocol. Through this signaling system, servers exchange configuration information and allocate call resources during call set-up, and exchange network status information. The signaling system selects the optimal route for all video calls, helping to minimize call costs and performance demands on wide area network resources. Most videoconferencing equipment using industry standard compression technologies also can communicate with an Avistar network.

•
Transport standard independence:  Our system selects the appropriate transport standards for transmitting information over networks to help deliver the highest quality video possible and full duplex audio in the most efficient manner. For example, the Avistar C3™ software automatically exchanges information among servers and switches to determine the best network route for video calls. For the transport of video over a local area network, our system uses either data networks with our IP endpoints, or existing spare Ethernet wires for our legacy product to deliver standards-compliant high quality signals. This allows customers to choose the transport type to best fit their network capabilities in the local area. In a wide area network, we use industry video compression standards across a customer’s private IP network, or VPN’s, or the Internet, or the public telephony network. Recent product releases have enhanced our ability to support mobile and home workers who may have lower bandwidth connections. For the transmission of recorded content on corporate data networks or via the Internet, our system uses standard digital storage formats and transport technologies.

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

System Products and Applications

Infrastructure, Server and Software Products

The Avistar C3™ platform is comprised of the following components:

•
Avistar C3 Desktop™ – a SIP-based desktop videoconferencing solution that includes centralized user and system management, data conferencing, 1-click video calling, integrated network / bandwidth management capabilities, and click-to-call with IBM Sametime and Microsoft Office Smart Tags. The Avistar C3 Desktop™ solution includes the Avistar C3 Desktop Software (installed on user’s PCs / notebooks) and the Avistar C3 Server Software (to be installed on a client-provided standard Windows server).

•
Avistar C3 Conference™ – a software-based video bridge / MCU designed to operate with the Avistar C3 Desktop™ solution. Key features include support for up to 12 simultaneous video calls per server (each with up to 4 sites), interoperability with H.323 videoconferencing systems, integrated bandwidth management, and web-based monitoring and management.

•
Avistar C3 Tunnel Server™ – a software-based firewall traversal solution that supports a wide variety of standards including STUN, TURN, ICE, and HTTPS tunneling. Additional features include support for both H.323 and SIP environments and up to 20 traversal calls per server (at speeds up to 1 Mbps per call).

•
Avistar C3 Command™ – a dynamic bandwidth management solution that provides three key features: i) control over the amount of bandwidth used for audio and video calls on a per-user basis, ii) control over the amount of bandwidth used by UC solutions, and iii) protection of bandwidth allocated to UC to ensure an appropriate user quality of experience (QoE).

•
Avistar C3 Connect™ – a software-based SIP to H.323 gateway that allows Avistar users to communicate with H.323 video systems and MCUs. Avistar C3 Connect™ supports up to 100 concurrent video calls, translates address books between SIP and H.323 environments, and supports H.239 and SIP dual video.

•
Avistar C3 Media Engine™ – a software applet designed to be embedded within other applications that video- and audio-enables any software application. Key features include support for up HD720p video, integrated NAT / firewall traversal capabilities, and full AES encryption.

•	Avistar C3 Unified™ Microsoft OCS Edition – a software plug-in that integrates Avistar’s conferencing capabilities with the Microsoft OCS platform.

•	Avistar C3 Integrator™ Citrix Edition – an add-on to the Unified Microsoft OCS Edition that enables the Avistar platform to operate in a Citrix ICA protocol and thin client environment.

In addition, we offer an IBM Lotus Sametime module that adds dynamic bandwidth management capabilities, including bandwidth limiting / call admission control, to IBM Lotus Sametime environments.

Patent Licensing

Historically, we have derived a significant portion of our annual revenues by licensing our broad portfolio of patents covering, among other areas, video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation. This broad suite of patents enables much of the functionality of the Avistar C3™ platform. Licenses to third parties cover part of or all of our patent portfolio. End-to-end rich media collaborative application companies that have licensed Avistar patents include Polycom, Inc., Tandberg ASA, Sony Corporation and Sony Computer Entertainment Inc. (SCEI), Emblaze-VCON Ltd., Radvision, LifeSize Communications, Inc., Logitech, and International Business Machines Corp. (IBM).

On December 18, 2009, we entered into a definitive agreement to sell substantially all of our patent portfolio and associated patent applications to Intellectual Ventures Fund 61 LLC, pending the fulfillment of certain requirements for closing. As of December 31, 2009, we had 99 U.S. and foreign patents covering various aspects of our technology, with expiration dates ranging from 2013 to 2018, and 26 pending patent applications.

On January 19, 2010, and prior to completing the Intellectual Ventures transaction, we concluded an agreement with Springboard Group S.A.R.L. granting to Skype a non-exclusive license to Avistar’s patent portfolio under Avistar’s standard terms and conditions. Then on January 21, 2010, we completed and closed the patent purchase transaction with Intellectual Ventures referenced above. As a result, associated rights, obligations, risks and costs for the sold patents and patent applications, including the patents in reexamination related to Microsoft petitions, are now the responsibility of Intellectual Ventures. As part of the transaction with Intellectual Ventures, we received a license-back to the transferred patents and patent applications for our future products covered by the portfolio.

Following this transaction, we retained a small forward-looking patent portfolio comprising one Canadian patent, one European application and four U.S. applications. We also retained continuing royalty income from existing patent licenses. We continue an active program to grow, license, and protect our intellectual property portfolio, primarily through the filing of patent applications.

Segment Information

We operate through two segments:

•	Our products division engages in the design, development, manufacture, sale and marketing of networked video communications products.

•	Our intellectual property division engages in the development, prosecution, maintenance, support and licensing of the intellectual property and technology used in our video communications system.

Financial information regarding these segments is provided in Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.  Financial information relating to revenues and other operating income, net loss, operating expenses and total assets for the three years ended December 31, 2009, can be found in our Consolidated Financial Statements attached hereto.

Customers

Video Communications Products

As of December 31, 2009, we have licensed and recognized revenue with respect to over 20,000 end-users at over 400 customer sites in approximately 151 cities in over 40 countries. Because many of our customers operate on a decentralized basis, decisions to purchase our systems are often made independently by individual business units. As such, a single company may represent several separate accounts, and multiple customer sites may relate to the same company.

For the year ended December 31, 2009, IBM, City Information Services and Deutsche Bank AG and its affiliates accounted for 35%, 19% and 14% of our total revenues, respectively. For the year ended December 31, 2008, Deutsche Bank AG and its affiliates, UBS Warburg LLC and its affiliates, IBM and Sony Corporation accounted for 40%, 19%, 18% and 11% of our total revenues, respectively. For the year ended December 31, 2007, Radvision Ltd., Deutsche Bank AG and its affiliates, and UBS Warburg LLC and its affiliates accounted for 33%, 24% and 18% of our total revenues, respectively. The level of sales to any customer may vary from quarter to quarter, and while we continue to expand our indirect sales channel, we expect that significant customer concentration will continue for the foreseeable future. The loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could have a material adverse impact on our financial condition or results of operations.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia comprised 44%, 51%, and 72% of total revenue for 2009, 2008, and 2007, respectively. For 2009, 2008 and 2007, revenues to customers in the United Kingdom accounted for 34%, 22%, and 12% of total revenue, respectively.

Licensing Activities

We derived approximately 10% or $853,000, 11% or $954,000, and 42% or $5.0 million, of our annual revenues in 2009, 2008 and 2007, respectively, by licensing our broad portfolio of patents to third parties covering video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation. Our license revenue in 2009 and 2008 was primarily generated by licenses granted to Sony Corporation and its subsidiaries.  License revenue in 2007 was primarily generated by licenses granted to Radvision Ltd. and Sony Corporation and its subsidiaries, including SCEI. Radvision agreed to make an up-front license payment of $4.0 million in the three months ended June 30, 2007.

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

Backlog

We do not believe that backlog is a meaningful indicator of future business prospects. Therefore, we believe that backlog information is not material to an understanding of our overall business.

Research and Development

We believe that strong system development capabilities are essential to our strategy. Our research and development efforts focus on enhancing our core technology, developing additional applications, addressing emerging technologies, standards and protocols, and engaging in patent generation activities. Our system development team consists of engineers and software developers with experience in video and data networking, voice communications, video and data compression, email, collaboration and Internet technologies. We believe that our diverse technical expertise contributes to the highly integrated functionality of our system. We devote a significant amount of our resources to research and development as this is core to our business strategy and ongoing success.  Our research and development expense for the years ended December 31, 2009, 2008 and 2007 was $3.9 million, $5.2 million and $7.7 million, respectively.

Intellectual Property and Proprietary Rights

Our ability to compete and continue our long history of fundamental innovation depends substantially upon internally developed technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as licensing, non-disclosure and other agreements with our consultants, suppliers, customers, and employees to protect our internally developed technology.

We typically enter into confidentiality, license and nondisclosure agreements with our employees, consultants, prospective customers, licensees, and partners which seek to limit the use and distribution of our proprietary materials and prohibit reverse-engineering of our proprietary technologies. In addition, we control access to and distribution of our software, documentation and other proprietary information. Several of our license agreements with our customers require us to place our software source code into escrow. In such cases, these agreements provide that these customers may be entitled to retain copies of the software, and have a limited non-exclusive right to use and/or reproduce, maintain, update, enhance and produce derivative works of the software source code under the terms of the agreements if we fail to cure a contractual breach by us on a timely basis, or if we become the subject of a bankruptcy or similar proceeding. Additionally, we maintain a strong working relationship with vendors whom we identify as key suppliers, and assign preferred provider status to these vendors under agreements that secure ordering and extended warranty rights for us.

We have pursued registration of our key trademarks and service marks in the United States, the United Kingdom and certain other European countries, and intend to pursue additional registrations in more countries where we plan to establish a significant business presence. We own several United States, Canadian and United Kingdom trademarks, including Avistar and the Avistar logo, Avistar C3™, Avistar C3 Unified™, Avistar C3 Integrator™, Avistar C3 Conference™, Avistar C3 Desktop™, Shareboard and vBrief.

Competition

The market for video collaboration products and solutions is highly competitive. As a result of advances in technology, increases in communications capability and reductions in communications costs in the past several years, the market is now characterized by many competitors, rapidly changing technology, evolving user needs, developing industry standards and protocols and the frequent introduction of new products and services. Within the market for video collaboration products and solutions, we compete primarily with Polycom, Inc., Cisco Systems, Inc., Radvision, Ltd., and Emblaze-VCON Ltd.

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

Employees

As of December 31, 2009, we had 49 employees, including personnel dedicated to research and development, customer service, including installation and support services, sales and marketing, and finance and administration. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing, and senior management personnel, most of whom are not obligated to remain with us by an employment agreement. The loss of the services of one or more of our key employees could harm our business.

Executive Officers of the Registrant

Our officers and their ages as of December 31, 2009 were as follows:

Name	Age	Position
Robert F. Kirk	55	Chief Executive Officer
Elias MurrayMetzger	39	Chief Financial Officer and Corporate Secretary
J. Chris Lauwers	49	Chief Technology and Product Officer
Anton F. Rodde	67	President, Intellectual Property Division
Stephen Epstein	44	Chief Marketing Officer
Steve Westmoreland	54	Chief Information Officer

Robert F. Kirk joined Avistar in July 2009 as our Chief Executive Officer. He previously served as Chief Executive Officer of ChoicePay, Inc., a payment services company, from August 2008 to its sale to Tier Technologies, Inc. in January 2009.  Mr. Kirk served as Chief Executive Officer of VICOR, Inc., a provider of image-enabled receivables processing and management solutions, from August 2005 to its sale to Metavante Corporation in August 2007. Prior to his appointment as Chief Executive Officer of VICOR, Inc., in August 2005, Mr. Kirk served continuously in various management positions at VICOR, Inc. beginning in January 1999.  Mr. Kirk holds a Master's and Bachelor's degree in Business Administration from West Virginia University.

  Elias MurrayMetzger was promoted to the position of Chief Financial Officer and Corporate Secretary in April 2009, after serving as our Acting Chief Financial Officer and Corporate Secretary from January to April 2009.  From January 2006 to January 2009, Mr. MurrayMetzger served as our worldwide Corporate Controller, playing a key role in the Company’s financial reporting and compliance functions. From April 2004 to January 2006, Mr. MurrayMetzger served as Assistant Controller of Centra Software, Inc., a provider of software solutions for online business communication, collaboration and learning. During his tenure at Centra, Mr. MurrayMetzger successfully navigated Centra’s Sarbanes-Oxley compliance effort and SEC reporting functions. Mr. MurrayMetzger worked in the technology audit practice of PricewaterhouseCoopers from February 2000 to March 2004. He is a Certified Public Accountant (inactive) and has a Bachelors of Science in Agribusiness with a concentration in finance from California Polytechnic State University, San Luis Obispo.

J. Chris Lauwers has been our Chief Technology and Product Officer since August 2005. He served as Chief Technology Officer from March 2001 to August 2005. He was our Vice President of Engineering from 1996 to 2001 and Director of Engineering from 1994 to 1996. He previously served as Principal Software Architect at VICOR, Inc. from 1990 to 1994, and as a research associate at Olivetti Research Center from 1987 to 1990. Dr. Lauwers holds a B.S. in electrical engineering from the Katholieke Universiteit Leuven of Belgium. Dr. Lauwers also holds an M.S. and a Ph.D. in electrical engineering and computer science from Stanford University.

Anton F. Rodde has been the President of the Intellectual Properties Division since December 2003. Prior to joining Avistar, he served as President and CEO of Western Data Systems, an ERP software company, from 1991 to 2002, as Group Vice President at Manugistics from 2002 to 2003, the company which acquired Western Data Systems, as President and General Manager of several subsidiaries of Teknekron Corporation, a technology incubator, from 1984 to 1991, as founder and President of Control Automation, a robotics company, from 1980 to 1984, and held a variety of technical and management positions at AT&T from 1970 to 1980. Dr. Rodde holds a B.S. in physics from Benedictine University and an M.S. and Ph.D. in physics from the Illinois Institute of Technology.

Stephen Epstein joined Avistar in January 2008. Prior to Avistar he was Vice President, Head of Product Management at Mantas, Inc. from July 2003 to January 2008, where he was responsible for global product strategy, managing product requirements, defining go to market plans and marketing strategy, while evaluating the financial services market. Prior to joining Mantas, Mr. Epstein was Head of Product & Business Development at Bang Networks from May 2002 to July 2003 where he spearheaded product and business development efforts, focusing on delivering real-time information distribution products. Mr. Epstein held senior-level management and product development positions including Head of Global Foreign Exchange Sales Technology and Group CTO at Deutsche Bank from March 1995 to May 2002.

Steve Westmoreland joined Avistar as Chief Information Officer in October 2009 and he is responsible for our development, quality assurance, information technology and customer support functions.  From December 2003 to October 2009, he was Senior Vice President of Support Operations for VICOR, Inc., where he helped to significantly grow the company and played a leading role as part of Metavante’s successful acquisition of VICOR, Inc. Prior to that, Mr. Westmoreland held Chief Information Officer positions at Damage Studios and VALinux Systems. Mr. Westmoreland holds a BS degree in Computer Science from Louisiana Tech University.

Item 1a. Risk Factors

Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks.  The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations.  Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Annual Report on Form 10-K for the year ended December 31, 2009 and in our other public filings.

Risks Relating to Our Common Stock

Our Stock is quoted on the Pink Sheets, which may decrease the liquidity of our common stock.

On June 24, 2009, the NASDAQ Stock Market, Inc. suspended our common stock from trading on NASDAQ because we did not evidence a market value of listed securities above $35.0 million for ten consecutive trading days, or otherwise demonstrate compliance with alternative continued listing standards, during the period from April 2, 2009 and June 22, 2009.  Since that time our common stock has been quoted on the Pink Sheets under the symbol AVSR.PK.  On August 6, 2009, we withdrew our appeal to the NASDAQ Listing and Hearing Review Council. On August 31, 2009, the NASDAQ Stock Market, Inc. officially delisted our common stock.

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

The trading price of our common stock has in the past been and could in the future be subject to significant fluctuations in response to:

•	General trends in the equities market, and/or trends in the technology sector;

•	Quarterly variations in our results of operations;

•	Announcements regarding our product developments;

•	The size and timing of agreements to license our remaining and future patent portfolio or enter into technology or distribution partnerships;

•	Developments in the examination of our patent applications by the U.S. Patent and Trademark Office;

•	Announcements of technological innovations or new products by us, our customers or competitors;

•	Announcements of competitive product introductions by our competitors;

•	Limited trading volume of shares; and,

•	Developments or disputes concerning patents or proprietary rights, or other events.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 63% of our common stock as of December 31, 2009. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

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

We recorded net losses of $4.0 million for 2009, $6.4 million for 2008 and $2.9 million for 2007.  As of December 31, 2009, our accumulated deficit was $116 million.  Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level.  In addition, our operating expenses, which have been reduced recently, may increase as we continue to develop our business and pursue licensing opportunities.  As a result, to become profitable, we will need to increase our revenue and income from settlement and patent licensing by increasing sales to existing customers and by attracting additional new customers, distribution partners and licensees.  If our revenue does not increase adequately, we may not become profitable.  Due to the volatility of our product and licensing revenue and our income from settlement and patent licensing activities, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis.  If we fail to achieve or to maintain profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available on acceptable terms, could cause our business to suffer.

We may need to arrange for the availability of additional funding in order to meet our future business requirements. We have a revolving credit facility that matures on December 21, 2010, which provided us with a maximum line of credit amount of $11.25 million as of December 31, 2009. The maximum facility amount was reduced to $5.0 million in March 2010 for the remainder of the period through the maturity date. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.  We have in the past, and may in the future, reduce our expenditures by reducing our employee headcount in order to better align our expenditures with our available resources.  Any such reductions may adversely affect our ability to maintain or grow our business.

We have implemented significant changes in our organizational structure, sales, marketing and distribution strategies, licensing efforts and strategic direction, which, if unsuccessful, could adversely affect our business and results of operations.

We have experienced significant changes in our management structure and composition.  In September 2007, William Campbell resigned from the position of Chief Operating Officer.  Simon Moss was appointed as President of our products division in July 2007 and was appointed as our Chief Executive Officer in January 2008 when Gerald Burnett resigned from his position as our Chief Executive Officer.  In January 2009, Bob Habig resigned from the position of Chief Financial Officer and he was replaced in that position by Elias MurrayMetzger, our Corporate Controller.  In July 2009, Simon Moss resigned from his positions as Chief Executive Officer and board member.  Shortly thereafter, Robert Kirk was appointed to replace Simon Moss as our Chief Executive Officer.  In August 2009, Darren Innes resigned from the position of General Manager and Vice President, Global Sales. In addition, during the second half of 2007 and in 2008, we implemented a number of other management changes along with an intensive set of corporate initiatives aimed at increasing our product sales, expanding our customer deployments and support, improving our corporate efficiency and increasing our development capacity.  The components of this initiative included:

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

•      A reduction in our employees from an average of 88 in 2007 to 49 at December 31, 2009; and

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

To date, a significant portion of our revenue and income from settlement and patent licensing has resulted from sales or licenses to a limited number of customers, particularly Deutsche Bank AG, UBS AG, Polycom, Inc., IBM, Sony and their affiliates, and City Information Services.  Collectively, Deutsche Bank AG, UBS AG, Polycom, Inc., IBM, Sony and their affiliates, and City Information Services accounted for approximately 90% of combined revenues and income from settlement and patent licensing for the year 2009. As of December 31, 2009, approximately 87% of our gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2008, approximately 98% of our gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of our gross accounts receivable.

The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could cause our revenue to decline and our losses to increase.  Additionally, we completed the amortization of the Polycom, Inc. proceeds in 2009. If we are unable to license our current and future patent portfolio to additional parties on terms equal to or better than our agreements with Polycom, Inc. and Tandberg, our licensing revenue and our income from settlement and licensing will decline, which could cause our losses to increase. We currently depend on a limited number of customers with lengthy budgeting cycles and unpredictable buying patterns, and as a result, our revenue from quarter-to-quarter or year-to-year may be volatile. Adverse changes in our revenue or operating results as a result of these budgeting cycles or any other reduction in capital expenditures by our large customers could substantially reduce the trading price of our common stock.

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

The market in which we operate is highly competitive. In addition, because our industry is relatively new and is characterized by rapid technological change, evolving user needs, developing industry standards and protocols and the introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market. Currently, our competition comes from many other kinds of companies, including communication equipment, integrated solution, broadcast video and stand-alone “point solution” providers. Within the video-enabled network communications market, we compete primarily against Polycom, Inc., Cisco Systems, Inc., Sony Corporation, Apple Inc., Radvision Ltd. and Emblaze-VCON Ltd.  Many of these companies, including Polycom, Inc., Tandberg, Sony, Radvision and Emblaze-VCON have acquired rights to use our patented technology through licensing agreements with us, which, in some cases, include rights to use future patents filed by us.  With increasing interest in the power of video collaboration and the establishment of communities of users, we believe we face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Inc., Avaya, Inc., Microsoft Corporation and Nortel Networks Corporation that enable web-based or network-based video communications with low-cost digital camera systems.

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

The U.S. and global economy has entered a recession and our customers and potential customers, partners and distributors may delay or forego ordering our products, and we could fall short of our revenue expectations for 2010 and beyond. Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had, and could in the future have, a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

The sale of substantially all of our patents and patent applications in January 2010 is expected to affect our cash, expenses, revenues and income in future periods.

In prior periods, we have relied on patent licensing revenues and income from settlement and licensing activities to provide significant funding for our operations.  We recognized a total of $4.5 million, $5.2 million, and $21.2 million in licensing revenues and income from settlement and licensing activities for the years ended December 31, 2009, 2008 and 2007, respectively.  On January 19, 2010, we licensed our patents to Springboard Group S.A.R.L. ("SKYPE") for an upfront license payment of $3.0 million. On January 21, 2010, we sold substantially all of our patent portfolio and associated patent applications to Intellectual Ventures Fund 61 LLC for a one time cash payment of $11 million.  We did retain royalty rights under our existing patent license agreements as well as a grant back license to the patents and patent applications for our current and future products.  As a result of this sale, we expect our efforts and expenditures on patent prosecution, licensing and settlement activities in future periods to be substantially reduced and our prospects for revenues from the licensing of patents and patent applications and our prospects for generating new income from settlement and licensing activities to also be substantially reduced.  Accordingly, our ongoing operations will have to be funded directly from operations and from debt and equity financing activities.  Failure to generate cash from operations or from debt or equity financing activities would have a substantial and adverse affect on our business, operations and prospects.

Future revenues and income from settlement and licensing activities are difficult to predict for several reasons, including our lengthy and costly licensing cycle. Our failure to predict revenues and income accurately may cause us to miss analysts’ estimates and result in our stock price declining.

Because our licensing cycle is a lengthy process, the accurate prediction of future revenues and income from settlement and patent licensing from new licensees is difficult. The process of persuading companies to adopt our technologies can be lengthy, and other challenges to our patent portfolio may further complicate and delay our patent licensing efforts.  There is also a tendency in the technology industry to close business deals at the end of a quarter, thereby increasing the likelihood that a possible material deal would not be concluded in a current quarter, but slip into a subsequent reporting period. This kind of delay may result in a given quarter’s performance being below analyst or shareholder expectations. The proceeds of our intellectual property licensing efforts tend to be sporadic and difficult to predict. Recognition of those proceeds as revenue or income from settlement and licensing activities depends on the terms of the license agreement involved, and the circumstances surrounding the agreement. To finance litigation to defend or enforce our intellectual property rights, we may enter into contingency arrangements and other strategic transactions with investors, legal counsel or other advisors that would give such parties a significant portion of any future licensing and settlement amounts derived from our patent portfolio. As a result, our licensing and enforcement efforts are expected to result in significant volatility in our quarterly and annual financial condition and results of operations, which may result in us missing investor expectations, which may cause our stock price to decline.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 44%, 51% and 72% of total revenues for the twelve months ended December 31, 2009, 2008 and 2007, respectively. Some of the risks we may encounter in conducting international business activities include the following:

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

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 29,600 square feet of office space in San Mateo, California as our corporate headquarters and technology licensing activities, of which we occupy approximately 19,311 square feet and sublease approximately 10,289 square feet.  In addition, we lease approximately 7,000 square feet of office space in New York for sales and marketing functions, of which we sublease substantially all of the office space to third parties.  The above leases expire in March 2012 and 2017 respectively.  We believe that our existing facilities are adequate to meet our current requirements, and foresee no difficulties in meeting any future space requirements.

Item 3. Legal Proceedings

From time to time we are subject to legal proceedings and claims in the normal course of business that are not expected to have a material effect on our business. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. However, dispute resolution is inherently unpredictable, and the costs and other effects of pending or future claims, litigation, legal and administrative cases and proceedings, and changes in any such matters, and developments or assertions by or against us relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on our business, financial condition and operating results.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was traded on the NASDAQ National Market from August 17, 2000 until October 29, 2002 and was traded on the NASDAQ Capital Market from October 30, 2002 until June 23, 2009 under the symbol “AVSR.”  Our common stock is currently quoted and traded on the Pink Sheets, whichis an over-the-counter securities market, under the symbol “AVSR.PK”. Prior to August 17, 2000, there was no public market for our common stock.

On June 12, 2009, we received a letter from The NASDAQ Stock Market, or NASDAQ, indicating that the NASDAQ Hearings Panel, or the Panel, had determined to delist our Company’s shares from NASDAQ and would suspend our common stock from trading on NASDAQ effective at the open of trading on June 24, 2009.  The Panel's decision to suspend our common stock was the result of us not evidencing a market value of listed securities above $35.0 million for ten consecutive trading days, or otherwise demonstrating compliance with alternative continued listing standards, during the period from April 2, 2009 and June 22, 2009.  Trading of our common stock on NASDAQ was suspended on June 24, 2009. Since that time, our common stock has been quoted on the Pink Sheets. On June 17, 2009, we requested a review by the NASDAQ Listing and Hearing Review Council, or the Council, of the Panel’s decision. The Council granted our request for a review and requested us to submit additional information from the Company by August 7, 2009.  On August 6, 2009, we withdrew our appeal to the Council. On August 31, 2009, NASDAQ officially delisted our common stock.

The following table sets forth for the period indicated the high and low sale prices for our common stock, as reported by the NASDAQ Capital Market and the Pink Sheets.

	Year Ended December 31, 2009		Year Ended December 31, 2008
	High	Low	High	Low
First Quarter	$1.45	$0.78	$1.30	$0.33
Second Quarter	$1.13	$0.80	$1.53	$0.81
Third Quarter	$0.90	$0.40	$1.70	$0.65
Fourth Quarter	$0.75	$0.25	$1.45	$0.52

On December 31, 2009, the last reported sale price of our common stock on the Pink Sheets was $0.45 per share. According to the records of our transfer agent, as of December 31, 2009, there were 71 holders of record of our common stock and we believe there are a substantially greater number of beneficial holders.

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

Overview

Avistar creates technology that provides the missing critical element in unified communications: bringing people in organizations face-to-face, through enhanced communications for true collaboration anytime, anyplace. Our latest product, Avistar C3™, draws on over a decade of market experience to deliver a single-click desktop videoconferencing and collaboration experience that moves business communications into a new era. Available as a stand-alone solution, or integrated with existing unified communications software from other vendors, Avistar C3™ users gain an instant messaging-style ability to initiate video communications across and outside the enterprise. Patented bandwidth management enables thousands of users to access desktop videoconferencing, Voice over IP (VoIP) and streaming media without requiring substantial new network investment or impairing network performance.  By integrating Avistar C3™ tightly into the way they work, our customers can use our solutions to help reduce costs and improve productivity and communications within their enterprise and between enterprises, and to enhance their relationships with customers, suppliers and partners. Using Avistar C3™ software and leveraging video, telephony and Internet networking standards, Avistar solutions are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system directly and indirectly to the small and medium sized business, or SMB, and globally distributed organizations, or Enterprise, markets comprising the Global 5000. Our objective is to establish our technology as the standard for networked visual unified communications and collaboration through limited direct sales, indirect channel sales/partnerships, and the licensing of our technology and patents to others.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of December 31, 2009, we held 99 U.S. and foreign patents, which we look to license to others in the collaboration technology marketplace. In prior periods, we have relied on patent licensing revenues and income from settlement and licensing activities to provide significant funding for our operations. We recognized a total of $4.5 million, $5.2 million, and $21.2 million in licensing revenues and income from settlement and licensing activities for the years ended December 31, 2009, 2008 and 2007, respectively.  On January 19, 2010, we licensed our patents to Springboard Group S.A.R.L. ("SKYPE") for an upfront license payment of $3.0 million. On January 21, 2010, we sold substantially all of our patent portfolio and associated patent applications to Intellectual Ventures Fund 61 LLC for a one time cash payment of $11.0 million.  We did retain royalty rights under our existing patent license agreements as well as a grant back license to the patents and patent applications for our current and future products.  As a result of this sale, we expect our efforts and expenditures on patent prosecution, licensing and settlement activities in future periods to be substantially reduced and our prospects for revenues from the licensing of patents and patent applications and our prospects for generating new income from settlement and licensing activities to also be substantially reduced.  Accordingly, our ongoing operations will have to be funded directly from operations and from debt and equity financing activities.  Failure to generate cash from operations or from debt or equity financing activities would have a substantial and adverse affect on our business, operations and prospects.

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

•      A reduction in our employees from an average of 88 in 2007 to 49 at December 31, 2009; and

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	Revenue recognition;

•	Income from settlement and patent licensing;

•	Stock based compensation; and

•	Valuation of accounts receivable

Revenue Recognition and Deferred Revenue

We derive product revenue from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. We also derive revenue from fees for installation, maintenance, support, training services and software development. In addition, we derive revenue from the licensing of our intellectual property portfolio. Product revenue as a percentage of total revenue was 45%, 45% and 29% for 2009, 2008 and 2007, respectively.

We recognize product and services revenue in accordance with ASC 985-605, Revenue Recognition - Software, or ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. We derive product revenue from the sale and licensing of a set of desktop (endpoint) products (hardware and software) and infrastructure products (hardware and software) that combine to form an Avistar video-enabled collaboration solution. Services revenue includes revenue from post-contract customer support, training and software development. The fair value of all product, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

Arrangements that include multiple product and service elements may include software and hardware products, as well as post-contract customer support and training. Pursuant to ASC 985-605, we recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. We apply these criteria as discussed below:

•
Persuasive evidence of an arrangement exists. We require a written contract, signed by both the customer and Avistar, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement, prior to recognizing revenue on an arrangement.

•
Delivery has occurred.  We deliver software and hardware to customers either electronically or physically and we have no further obligations with respect to the agreement. The standard delivery terms are FOB shipping point.

•
The fee is fixed or determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard terms generally require payment within 30 to 90 days of the date of invoice. Where these terms apply, we regard the fee as fixed or determinable, and recognize revenue upon delivery (assuming other revenue recognition criteria are met). If the payment terms do not meet this standard, but rather, involve “extended payment terms,” the fee may not be considered to be fixed or determinable, and the revenue would then be recognized when customer installments are due and payable.

•
Collectibility is probable. To recognize revenue, we judge collectibility of the arrangement fees on a customer-by-customer basis pursuant to a credit review policy. We typically sell to customers with which we have had a history of successful collections. For new customers, we evaluate the customer’s financial position and ability to pay. If we determine that collectibility is not probable based upon the credit review process or the customer’s payment history, revenue is recognized when cash is collected.

        If there are any undelivered elements, we defer revenue for those elements, as long as vendor specific objective evidence (VSOE) exists for the undelivered elements. Payment for product is due upon shipment, subject to specific payment terms. Payment for professional services is due upon providing the services, subject to specific payment terms. Reimbursements received for out-of-pocket expenses and shipping costs, which have not been significant to date, are recognized as revenue in accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations.

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

We recognize service revenue from software development contracts in accordance with ASC 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. Product and implementation revenue related to contracts for software development is recognized using the percentage of completion method, in accordance with the “Input Method”, when all of the following conditions are met: a contract exists with the customer at a fixed price, we expect to fulfill all of its material contractual obligations to the customer for each deliverable of the contract, a reasonable estimate of the costs to complete the contract can be made, and collection of the receivable is probable. The amount of revenue recognized is based on the total project fee under the agreement and the percentage of completion achieved.  The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to the earned revenues. Changes in estimates are recognized in the periods affected by the changes. Any anticipated losses on contracts in progress are charged to earnings when identified. The amounts billed to customers in excess of revenues recognized to date are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets.  The amount of revenue recognized in excess of billings is booked to unbilled accounts receivable.

We recognize revenue from the licensing of our intellectual property portfolio according to ASC 985-605, Revenue Recognition – Software, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to our intellectual property is granted after the commencement of litigation proceedings between us and the licensee, the proceeds of such transaction are recognized as licensing revenue only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues consistent with Financial Accounting Standards Board (FASB) Concepts Statement No. 6, Elements of Financial Statements (CON 6). As of December 31, 2009, these criteria for recognizing license revenue following the commencement of litigation had not been met.

In July 2006, we entered into a Patent License Agreement with Sony Corporation (Sony) and Sony Computer Entertainment, Inc. (SCEI). Under the license agreement, Avistar granted Sony and its subsidiaries, including SCEI, a license to all of our patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. The license covers Sony’s video conferencing apparatus as well as other products, including video-enabled personal computer products and certain SCEI PlayStation products. Future royalties under this license are being recognized as estimated royalty-based sales occur in accordance with ASC 985-605, Revenue Recognition - Software.  We use historical and forward looking sales forecasts provided by SCEI and third party sources, in conjunction with past actual royalty reports provided periodically by SCEI directly to us, to develop an estimate of royalties recognized for each quarterly reporting period.  The royalty reports we receive directly from SCEI are delayed beyond the period in which the actual royalties are generated, and thus the estimate of current period royalties requires significant management judgment and is subject to corrections in a future period once actual royalties become known.

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

On September 8, 2008 and on September 9, 2008, we entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which we agreed to integrate our bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services. An initial cash payment of $3.0 million was made by IBM to us on November 7, 2008, and a second non-refundable payment of $1.5 million was made on August 31, 2009.   We expect IBM to make one additional non-refundable payment of $1.5 million associated with scheduled phases of delivery.  IBM has agreed to make future royalty payments to us equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold that exceeds a contractual base amount, and maintenance payments received from existing customers, which incorporate our technology.  The agreements have a five year term and are non-cancelable except for material default by either party.  The agreements convey to IBM a non-exclusive world-wide license to our patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.  In April 2009, the agreements were amended to extend the initial term from five years to six years.  We have determined the value of maintenance based on VSOE, and allocated the residual portion of the initial $6.0 million to the integration project.  The residual portion is being recognized under the percentage of completion method, in accordance with the “Input Method”, and the maintenance revenue will be recognized over the future maintenance service period.  As we believe there are no future deliverables associated with the intellectual property patent licenses, no additional provision for this element has been made.  For the year ended December 31, 2009, we recognized $2.4 million in product revenue and $655,000 in service revenue. The remaining $676,000 is expected to be recognized in product and service revenue under the percentage of completion method over the remaining projected development time.  As of December 31, 2009 we have $110,000 in unbilled accounts receivable which represents revenue recognized in excess of billings. The estimate of current period percentage of completion requires significant management judgment and is subject to updates in future periods until the project is complete.

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

On November 12, 2004, we entered into a settlement and a patent cross-license agreement with Polycom Inc., thus ending litigation against Polycom, Inc. for patent infringement. As part of the settlement and patent cross-license agreement with Polycom, Inc, we granted Polycom, Inc. a non-exclusive, fully paid-up license to our entire patent portfolio. The settlement and patent cross-license agreement includes a five-year capture period from the date of the settlement, adding all new patents with a priority date extending up to five years from the date of execution of the agreement. Polycom, Inc, as part of the settlement and patent cross-licensing agreement, made a one-time payment to the Company of $27.5 million and we paid $6.4 million in contingent legal fees to our litigation counsel upon completion of the settlement and patent cross-licensing agreement. The contingent legal fees were payable only in the event of a favorable outcome from the litigation with Polycom, Inc.  We recognized the gross proceeds of $27.5 million from the settlement and patent cross-license agreement as income from settlement and patent licensing within operations over the five-year capture period, due to a lack of evidence necessary to apportion the proceeds between an implied punitive gain element in the settlement of the litigation, and software license revenues from the cross-licensing of our patented technologies for prior and future use by Polycom, Inc. Additionally, the $6.4 million in contingent legal fees was deferred and was amortized to income from settlement and patent licensing over the five year capture period, resulting in a net of $21.1 million being recognized as income within operations over the five year capture period. As of December 31, 2009, the deferred net income from settlement and patent licensing with Polycom, Inc. was fully recognized.

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

Stock Based Compensation

We account for stock based compensation to employees according to ASC 718, Compensation – Stock Compensation, which is a very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes-Merton assumptions such as stock price volatility and expected option terms, as well as expected option forfeiture rates. There is little experience or guidance with respect to developing these assumptions and models. ASC 718 requires the recognition of the fair value of stock compensation in net income (loss). Refer to Note 2 “Stock-Based Compensation” and Note 7 “Equity Compensation Plans” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information.

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends, and the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts were to be understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of December 31, 2009, approximately 87% of our gross accounts receivable was concentrated with four customers, each of whom individually represented more than 10% of our gross receivables.  As of December 31, 2008, approximately 98% of our gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of our total account receivables.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue
	Year Ended December 31,
	2009	2008	2007

Revenue:
Product	45%	45%	29%
Licensing	10	11	42
Services, maintenance and support	45	44	29
Total revenue	100	100	100
Costs and expenses:
Cost of product revenues	15	25	22
Cost of services, maintenance and support revenues	34	27	19
Income from settlement and patent licensing	(41)	(48)	(136)
Research and development	44	59	64
Sales and marketing	29	40	52
General and administrative	60	66	104
Total costs and expenses	141	169	125
Loss from operations	(41)	(69)	(25)
Other income (expense):
Interest income	—	1	3
Other (expense) income, net	(5)	(5)	(2)
Total other (expense) income, net	(5)	(4)	1
Loss before provision for (recovery from) income taxes	(46)	(73)	(24)
Provision for (recovery from) income taxes		—	—
Net loss	(46)%	(73)%	(24)%

COMPARISON OF 2009 AND 2008

Revenue

Total revenue remained relatively flat at $8.8 million for 2009 compared to $8.8 million for 2008.

•	Product revenue remained relatively flat at approximately $3.9 million for 2009 compared to $4.0 million for 2008.

•
Licensing revenue, relating to the licensing of our patent portfolio, decreased by $101,000 or 11%, to $853,000 for 2009, from $954,000 for 2008, mainly due to a decline in the ongoing royalty revenue from Sony.

•
Services, maintenance and support revenue, which includes our funded software development and maintenance and support, increased by $195,000, or 5%, to $4.0 million for 2009, from $3.8 million for 2008, mainly due to increase in revenue from software implementation and enhancement services and professional on-site services provided to existing customers,  offset by decrease in revenue from maintenance contracts with existing customers and decrease in freight revenue due to decline in hardware sales.

In 2009, revenue from three customers accounted for 68% of total revenue compared to four customers accounting for 88% of total revenue in 2008. No other customer accounted for greater than 10% of total revenue.  The level of sales to any customer may vary from quarter to quarter. While we continue to expand our indirect sales channel, we expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and expenses

Cost of product revenue.  Cost of product revenue decreased by $868,000, or 40%, to $1.3 million in 2009 from $2.2 million for 2008. The decrease was primarily attributable to lower hardware product sales which carried a higher cost than software sales, offset by an increase of $93,000 in stock based compensation in 2009. We expect the cost of product revenue to vary with the mix of products sold in 2010.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue increased by $613,000, or 26%, to $3.0 million in 2009 from $2.4 million in 2008, primarily due to an increase in software implementation and enhancement services for customers, partially offset by a decrease in service overhead expense in 2009. We expect the cost to vary with the mix of services, maintenance and support provided to our customers in 2010.

Income from settlement and patent licensing. Income from settlement and patent licensing decreased by $575,000, or 14%, to $3.7 million in 2009 from $4.2 million for 2008, reflecting the completion of the amortization of the net proceeds from the November 2004 Polycom settlement and cross-licensing agreement over a five year period that began in November 2004 and ended in November 2009.

Research and development. Research and development expenses decreased by $1.3 million, or 25%, to $3.9 million in 2009 from $5.2 million in 2008. The decrease was primarily attributable to a reduction in personnel and personnel related expenses, a greater allocation of engineering employees and external labor expenses to cost of services, maintenance and support revenue associated with an increase in software implementation and enhancement service deliveries, and a decrease in other engineering overhead expense in 2009.

Sales and marketing. Sales and marketing expenses decreased by $940,000, or 27% to $2.6 million in 2009 from $3.5 million in 2008. The decrease was primarily due to a reduction in personnel and personnel related expenses and cost optimization efforts, partially offset by an increase of $190,000 in stock based compensation.  Sales and marketing expenses are expected to remain relatively flat in 2010.

General and administrative. General and administrative expenses decreased by $431,000, or 8% to $5.3 million in 2009 from $5.7 million in 2008. The decrease was due primarily to an overall decrease in personnel and personnel related expenses and the ongoing cost optimization efforts, partially offset by severance expenses and increase in legal fees. General and administrative expenses in 2010 are expected to decrease as part of the aggressive ongoing cost control measures.

Other income (expense)

Interest income. Interest income decreased by $86,000, or 91%, to $8,000 in 2009 from $94,000 in 2008, primarily due to both a decrease in interest rates and a decrease in the average outstanding balance of cash and cash equivalents that earned interest in 2009 compared to 2008.

Other expense, net. Other expense, net remained relatively flat at $440,000 for 2009 compared to $439,000 for 2008.

Provision for (recovery from) income taxes

Provision for (recovery from) income taxes decreased to a net recovery position of $29,000 in 2009 from a $23,000 expense in 2008, mainly due to realization of foreign corporate income tax benefit related to prior tax years for Avistar Systems U.K. Limited (ASUK), our wholly-owned subsidiary in United Kingdom.

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

We had cash and cash equivalents of $294,000 as of December 31, 2009 and $4.9 million as of December 31, 2008. For the year ended December 31, 2009, we had a net decrease in cash and cash equivalents of $4.6 million. The net cash used by operations of $4.9 million for the year ended December 31, 2009 resulted primarily from the net loss of $4.0 million, a decrease in deferred income from settlement and patent licensing of $4.7 million, and a decrease in deferred services revenue and customer deposits of $1.7 million.  This was partially offset by non-cash expenses of $2.1 million, a decrease in accounts receivable of $1.7 million and a decrease in deferred settlement and patent licensing costs of $1.1 million.  The net cash used in investing activities of $82,000 for the year ended December 31, 2009 was due to the purchase of property and equipment.  The net cash provided by financing activities of $363,000 for the year ended December 31, 2009 related primarily to $9.3 million of borrowings on our line of credit, offset by $5.0 million in payments made on the line of credit and $4.1 million in early repayments of convertible debt.

Our accounts receivable at December 31, 2009 decreased 62% over the December 31, 2008 balance from $2.7 million to $1.0 million mainly due to $1.0 million advance billing of services to a customer in December 2008 that was subsequently collected in January 2009.

We had cash and cash equivalents of $4.9 million as of December 31, 2008. For 2008, we had a net increase in cash and cash equivalents of $821,000. The net cash used by operations of $8.9 million for the year ended December 31, 2008 resulted primarily from the net loss of $6.4 million, a decrease in deferred income from settlement and patent licensing of $5.6 million, an increase in accounts receivable of $1.3 million, a decrease in account payable of $708,000, partially offset by an increase in deferred services revenue and customer deposits of $1.5 million, non-cash expenses of $2.0 million,  and a decrease in deferred settlement and patent licensing costs of $1.3 million.  The net cash provided by investing activities of $718,000 for the year ended December 31, 2008 was primarily due to the maturities of short-term investments of $799,000.  The net cash provided by financing activities of $9.0 million for the year ended December 31, 2008 related primarily to $7.0 million in proceeds from the issuance of convertible debt in January 2008, and $7.0 million of borrowings on our line of credit, offset by payments made on our line of credit of $5.1 million.

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

Expenditures for property and equipment in 2009 were approximately $82,000. At December 31, 2009, we did not have any material commitments for future capital expenditures. We anticipate spending approximately $240,000 in capital expenditures during the next 12 months.

The following table summarizes our known contractual obligations and commitments as of December 31, 2009 (in thousands) for the periods presented.

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations
Operating lease obligations, net of projected sublease proceeds	$2,094	$748	$1,267	$41	$38
Purchase obligations	125	58	67	—	—
Total	$2,219	$806	$1,334	$41	$38

On December 23, 2006, we entered into a Revolving Credit Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit subject to annual renewal with the consent of the Company and the lender. The Revolving Credit Promissory Note was renewed and amended on December 22, 2009 which extended the maturity date of the facility by one year to December 21, 2010, and increased the line of credit from $10.0 million to $11.25 million through and including March 30, 2010 and then decreased the line of credit to $6.0 million for the remainder of the period through the maturity date.   The amended security agreement, that was further amended on January 12, 2010, granted the lender a security interest in and right of setoff against substantially all of our assets, tangible and intangible, except for substantially all of our patents and patent applications which we sold to Intellectual Ventures Fund 61 LLC pursuant to a patent purchase agreement dated as of December 18, 2009. Gerald Burnett, our Chairman, provided a collateralized guarantee to the financial institution, assuring payment of our obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility. Dr. Burnett also provided a personal guarantee to us assuring us a line of credit of up to $7.0 million with the same terms and mechanisms as the existing revolving line of credit, if needed, through March 31, 2011. The renewed line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 0.90% or Prime Rate plus 1.00%. We elected Adjusted LIBOR plus 0.90% or 1.15% at December 31, 2009. We repaid $5.0 million and borrowed $9.3 million under the revolving line of credit during 2009, and had a balance of $11.25 million outstanding as of December 31, 2009, which we paid in full in January 2010.  On March 25, 2010, the Revolving Credit Promissory Note was further amended to decrease the maximum line of credit facility to $5.0 million for the period from February 22, 2010 through the maturity date.

On January 4, 2008, we issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes, which were due in 2010 (Notes). The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, R. Stephen Heinrichs, William Campbell, and Craig Heimark, former officers Simon Moss and Darren Innes, and WS Investment Company. Our obligations under the Notes were secured by the grant of a security interest in substantially all our tangible and intangible assets pursuant to a Security Agreement among us and the purchasers. Prior to the election of the Note holders to convert their notes, the Notes had a two year term which would have come due on January 4, 2010 and were convertible prior to maturity.  Interest on the Notes accrued at the rate of 4.5% per annum and was payable semi-annually in arrears on June 4 and December 4 of each year, commencing on June 4, 2008.  Commencing on the one year anniversary of the issuance of the Notes until maturity, the holders of the Notes would have been entitled to convert the Notes into shares of common stock at an initial conversion price per share of $0.70.  In May 2009, we issued a total of 4,199,997 shares of common stock to Gerald Burnett, R. Stephen Heinrichs, William Campbell, Craig Heimark, Simon Moss and WS Investment Company upon their election to convert their Notes in the aggregate principal amount of $2.9 million into common stock. In October 2009, we repaid the Notes issued to Darren Innes in full with a payment of approximately $60,000 and in December 2009, we repaid the Notes issued to Baldwin Enterprises, Inc. in full with a payment of $4.0 million.  As of December 31, 2009, there was no convertible debt outstanding.

As of December 31, 2009, we had no material off-balance sheet arrangements, other than the operating leases described in the contractual obligations table above.   We enter into indemnification provisions under agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of December 31, 2009, we had not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and therefore, we have no liabilities recorded for these agreements as of December 31, 2009.

On January 19, 2010, we entered into a patent license agreement with Springboard Group S.A.R.L. ("SKYPE").  Under the Agreement, we granted to SKYPE for the lives of the patents, a royalty-free, irrevocable, non-exclusive license under certain patents to make, have made (subject to certain limitations), use, import or export, offer to sell, sell, lease, license, or otherwise transfer or distribute certain licensed products.  These granted rights and license include rights for authorized entities and end users of SKYPE to form combinations with other products for certain authorized purposes.  As consideration for the license, we received a payment of $3.0 million from SKYPE on January 25, 2010.

On January 21, 2010, we sold substantially all of our patent portfolio and associated patent applications to Intellectual Ventures Fund 61 LLC for a one time cash payment of $11.0 million.  We did retain royalty rights under our existing patent license agreements as well as a grant back license to the patents and patent applications for our current and future products.  As a result of this sale, we expect our efforts and expenditures on patent prosecution, licensing and settlement activities in future periods to be substantially reduced and our prospects for revenues from the licensing of patents and patent applications and our prospects for generating new income from settlement and licensing activities to also be substantially reduced.  Accordingly, our ongoing operations will have to be funded directly from operations and from debt and equity financing activities.  Failure to generate cash from operations or from debt or equity financing activities would have a substantial and adverse affect on our business, operations and prospects.

Based on the proceeds we received from the license of our patents and the sale of the majority of our patents and patent applications in January 2010, the results of our ongoing cost reduction efforts and Dr. Burnett’s personal guarantee to Avistar to support an extension of the revolving line of credit, we believe that our existing cash and cash equivalents balance and line of credit will provide us with sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of product, the maintenance of our cost control measures structured to align operations with predictable revenues, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales, partnering and marketing activities, the extent to which our existing and new products gain market acceptance and competing technological and market developments, all of which may impact our ability to achieve and maintain profitability or generate positive cash flows.

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

Recent Accounting Pronouncements

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5) or ASC 815-10-65-3. ASC 815-10-65-3 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. ASC 815-10-65-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. We adopted this statement on January 1, 2009.  The adoption of ASC 815-10-65-3 did not have a material impact on our financial condition and results of operations.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1 or ASC 805-10-65-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(R)-1), to amend SFAS 141 (revised 2007), Business Combinations. ASC 805-10-65-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This ASC also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. ASC 805-10-65-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted this statement upon its issuance.  The impact of ASC 805-10-65-1 on accounting for business combinations is dependent upon acquisition activity on or after its effective date.

In April 2009, the FASB issued three FASB Staff Position (FSP) statements intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) or ASC 820-10-65-4 provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements (FAS 157) or ASC 820-10.  FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1) or ASC 825-10-65-1, enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FASB Staff Position No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) or ASC 320-10-65-1, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  These ASCs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if all three ASCs are early adopted at the same time. We adopted these ASCs on June 30, 2009.  The adoption of these statements did not have a material impact on our financial condition and results of operations.

 In May 2009, the FASB issued Statement No. 165, Subsequent Events (SFAS No. 165) or ASC 855. ASC 855 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009.  We adopted this statement on June 30, 2009. The adoption of ASC 855 did not have a material impact on our financial condition and results of operations.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Codification and Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB No. 162 (SFAS No. 168) or ASC 105.  The FASB Accounting Standards CodificationTM  (“Codification”) does not change U. S. GAAP, but combines all authoritative standards such as those issued by the FASB, AICPA, and EITF, into a comprehensive, topically organized online database.  The Codification was released on July 1, 2009 and will become the single source of authoritative U. S. GAAP applicable for all nongovernmental entities, except for rules and interpretive releases of the SEC.  The Codification is effective for all interim periods and year ends subsequent to September 15, 2009. We adopted this statement on September 30, 2009.  The adoption of this statement affected our financial statement disclosure references since all future references to authoritative accounting literature will be references in accordance with SFAS 168, but did not have an impact on our financial condition and results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value (ASU 2009-05).  The update provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after August 2009.  We adopted this statement upon its issuance. The adoption of this statement did not have a material impact on our financial condition and results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issue Task Force (ASU 2009-13), and ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available.  ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  Both statements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We will adopt this statement on its effective date.  We do not anticipate that the adoption of this statement will have a material impact on our financial condition and results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. We do not anticipate that the adoption of this statement will have a material impact on our financial condition and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  The update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  The change alleviates potential conflicts between ASC 855-10 and the SEC’s requirements.  ASU 2010-09 is effective upon issuance of the final update.  We adopted this statement upon its issuance. The adoption of this statement did not have a material impact on our financial condition and results of operations.

Item 7a.  Omitted

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and Report of Independent Registered Public Accounting Firm appears on pages F-2 through F-26 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of the Evaluation Date that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective such that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attestation Report of Registered Public Accounting Firm Not Required

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Item 9b. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the 2010 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2009, pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business—Executive Officers,” and certain other information required by this item is incorporated by reference from the sections captioned “Principal Stockholders” contained in our Proxy Statement.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to the shares of our Common Stock that may be issued upon exercise of options and vesting of restricted stock units under our existing equity compensation plans.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	12,908,668 (1)	$1.89	2,619,686 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	12,906,668	$1.89	2,619,686

(1)
This number reflects the number of shares to be issued upon exercise of outstanding options and vesting of restricted stock units under our 2009 Equity Incentive Plan (the “2009 Plan”), 2000 Director Option Plan (“Director Plan”) and the 1997 Stock Option Plan (the “1997 Plan”). This number excludes purchase rights accruing under the Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan authorizes the granting of stock purchase rights to eligible employees during six month offering periods. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the lesser of the fair market value of our Common Stock at either the first day of each offering period or the date of purchase.

(2)
Includes 946,523 shares remaining available for issuance under the 2009 Plan, 478,750 shares available for issuance under the Director Plan and 1,194,413 shares available for issuance under the Purchase Plan. No securities are available for future issuance under the 1997 Plan. The 2009 Plan provides for an annual increase in the number of shares of Common Stock reserved for issuance thereunder on the first day of our fiscal year beginning with the fiscal year 2010, in an amount equal to the lesser of (x) 6,000,000 shares, (y) 4% of the outstanding shares of the Company’s Common Stock as of the last day of the preceding fiscal year, calculated on a fully diluted basis, and (z) such lesser amount as determined by the Board. The Director Plan currently provides for an annual increase to the number of shares reserved thereunder on the first day of the Company’s fiscal year equal to the lesser of (x) 175,000 shares, (y) 1% of the outstanding shares of our Common Stock on such date, and (z) such amount as determined by the Board. The Purchase Plan provides for an annual increase in the number of shares of Common Stock reserved thereunder on the first day of our fiscal year in an amount equal to the lesser of (x) 900,000 shares, (y) 3% of our outstanding shares on the last day of the prior fiscal year, and (z) such amount as determined by the Board. Under the terms of the Plans, on January 1, 2009, 1,200,000 and 175,000 shares were added to the 2000 Option Plan and the Director Plan, respectively. No shares were added to the Purchase Plan on January 1, 2009.

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

10.7
Settlement Agreement and Release between Avistar Communications Corporation and R. Stephen Heinrichs dated April 26, 2001* (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.)

10.8
Lease Agreement among Avistar Communications Corporation and Crossroads Associates and Clocktower Associates dated December 1, 2006 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 22, 2007.)

10.9
Common Stock Purchase Agreement by and among Avistar Communications Corporation and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust, Grady Burnett and Wendolyn Hearn dated October 15, 2003 (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003 filed with the Securities and Exchange Commission on October 23, 2003.)

10.10
Stock Purchase Agreement among Avistar Communications Corporation, Fuller & Thaler Behavioral Finance Fund, Ltd. and Fuller & Thaler Avalanche Fund, L.P. dated March 23, 2004 (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 11, 2004.)

10.11
Settlement Agreement among Avistar Communications Corporation, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.)

10.12†
Patent Cross-License Agreement Among the Company, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.)

10.13† 10.14†
Patent License Agreement dated May 15, 2006 among Avistar Communications Corporation, Collaboration Properties, Inc., Sony Corporation and Sony Computer Entertainment, Inc. (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006.)

Patent License Agreement dated February 15, 2007 by and among Avistar Communications Corporation, Collaboration Properties, Inc., Tandberg ASA, Tandberg Telecom AS, and Tandberg, Inc. (Filed on May 14, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.15†
Patent License Agreement dated May 15, 2007 by and among Avistar Communications Corporation, Avistar Systems (UK) Limited, and Radvision LTD.  (Filed on August 3, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.16
Employment Agreement between Avistar Communications Corporation and Simon B. Moss effective July 16, 2007. * (Filed on November 13, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.17
Amended and restated Security Agreement dated December 17, 2007 between Avistar Communications Corporation and JPMorganChase Bank, N.A. originally dated December 23, 2006. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.18
Amendment dated December 17, 2007 to the Revolving Credit Promissory Note issued by Avistar Communications Corporation in favor of JPMorgan originally dated December 23, 2006. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.19
Second amendment dated December 17, 2007 to the Revolving Credit Promissory Note issued by Avistar Communications Corporation in favor of JPMorgan originally dated December 23, 2006. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.20
Amendment dated December 17, 2007 to the Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan originally dated December 23, 2006. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

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

10.24
Inter-creditor Agreement among the Purchasers of the 4.5% Convertible Subordinated Secured Notes Due 2010 dated January 4, 2008 (Filed on January 9, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K)

10.25†
Licensed Works Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008 (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.26†
Licensed Works Agreement Statement of Work between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008 (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.27†
Patent License Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 9, 2008. (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.28
Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated December 22, 2008 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.29
Facility Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2008 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.30
Amended and Restated Collateral Agreement dated December 22, 2008 between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2008 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.31
Second Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.32
Amended and Restated Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 22, 2008 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.33
Amended and Restated Form of Note Sale Agreement among Gerald J. Burnett, The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust and JPMorgan Chase Bank, N.A. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.34
Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 29, 2009 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.35	Separation Agreement and Release between Avistar Communications Corporation and Simon Moss dated July 8, 2009* (Filed on July 14, 2009 as an exhibit to the Registrant’s Current Report on Form 8-K.)
10.36
Employment Agreement between Avistar Communications Corporation and Robert Kirk dated July 14, 2009* (Filed on July 14, 2009 and amended on July 17, 2009  as an exhibit to the Registrant’s Current Report on Form 8-K.)

10.37	Compromise Agreement between Avistar Systems (UK) Limited and Darren Innes dated August 19, 2009 *(Filed on August 25, 2009 as an exhibit to the Registrant’s Current Report on Form 8-K.)
10.38	2009 Equity Incentive Plan* (Filed on December 14, 2009 as an exhibit to the Registrant’s Current Report on Form 8-K.)
10.38.1	2009 Equity Incentive Plan Form of Stock Option Agreement* (Filed on December 14, 2009 as an exhibit to the Registrant’s Current Report on Form 8-K.)

10.38.2	2009 Equity Incentive Plan Form of Restricted Stock Unit Agreement* (Filed on December 14, 2009 as an exhibit to the Registrant’s Current Report on Form 8-K.)
10.39†	Patent Purchase Agreement dated December 18, 2009 between Avistar Communications Corporation and Intellectual Ventures Fund 61 LLC.
10.40	Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated December 22, 2009.
10.41	Facility Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2009.
10.42	Second Amended and Restated Collateral Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2009.
10.43	Second Amended and Restated Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 22, 2009.
10.44	Amended and Restated Note Sale Agreement among Gerald J. Burnett, The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust and JPMorgan Chase Bank, N.A.
10.45	Third Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2009.
10.46	Facility Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated January 11, 2010.
10.47	Fourth Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A dated January 11, 2010.
10.48	Reaffirmation of Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated January 11, 2010.
10.49	UCC Financing Statement Amendment between Avistar Communications Corporation and JPMorgan Chase Bank, N.A
10.50	Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 26, 2010
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm: Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see page 43)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement required to be filed an exhibit pursuant to Item 14(c) of Form 10-K.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTAR COMMUNICATIONS CORPORATION
	By:	/s/ ROBERT F. KIRK
Robert F. Kirk
Chief Executive Officer and Director

Date: March 30, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert F. Kirk and Elias A. MurrayMetzger, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post- effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gerald J. Burnett	Chairman	March 30, 2010
Gerald J. Burnett
/s/ Robert F. Kirk	Chief Executive Officer and Director	March 30, 2010
Robert F. Kirk	(Principal Executive Officer)
/s/ Elias A. MurrayMetzger	Chief Financial Officer, Chief Administrative Officer and Corporate Secretary	March 30, 2010
Elias A. MurrayMetzger	(Principal Financial and Accounting Officer)
/s/ William L. Campbell	Director	March 30, 2010
William L. Campbell
/s/ Craig F. Heimark	Director	March 30, 2010
Craig F. Heimark
/s/ R. Stephen Heinrichs	Director	March 30, 2010
R. Stephen Heinrichs
/s/ Robert M. Metcalfe	Director	March 30, 2010
Robert M. Metcalfe

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Avistar Communications Corporation

We have audited the accompanying consolidated balance sheets of Avistar Communications Corporation and its subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the related financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avistar Communications Corporation and its subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BURR PILGER MAYER, INC.
San Jose, California
March 30, 2010

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

as of December 31, 2009 and 2008

(in thousands, except share and per share data)

	December 31, 2009	December 31, 2008
Assets:
Current assets:
Cash and cash equivalents	$294	$4,898
Accounts receivable, net of allowance for doubtful accounts of $13 and $20 at December 31, 2009 and 2008, respectively	1,027	2,701
Inventories	56	307
Deferred settlement and patent licensing costs	-	1,100
Prepaid expenses and other current assets	300	320
Total current assets	1,677	9,326
Property and equipment, net	147	310
Other assets	132	157
Total assets	$1,956	$9,793

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Line of credit	$11,250	$7,000
Accounts payable	807	579
Deferred income from settlement and patent licensing	-	4,751
Deferred services revenue and customer deposits	2,008	3,687
Accrued liabilities and other	1,432	1,382
Total current liabilities	15,497	17,399
Long-term liabilities:
Long term convertible debt	-	7,000
Other liabilities	73	23
Total liabilities	15,570	24,422
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at December 31, 2009 and 2008; 40,159,466 and 35,750,680 shares issued at December 31, 2009 and 2008, respectively	40	36
Less: treasury common stock, 1,182,875 shares at December 31, 2009 and 2008, at cost	(53)	(53)
Additional paid-in-capital	102,504	97,506
Accumulated deficit	(116,105)	(112,118)
Total stockholders’ equity (deficit)	(13,614)	(14,629)
Total liabilities and stockholders’ equity (deficit)	$1,956	$9,793

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2009, 2008 and 2007

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Revenue:
Product	$3,932	$3,957	$3,462
Licensing	853	954	5,016
Services, maintenance and support	4,039	3,844	3,477
Total revenue	8,824	8,755	11,955
Costs and expenses:
Cost of product revenues*	1,327	2,195	2,684
Cost of services, maintenance and support revenues*	2,965	2,352	2,243
Income from settlement and patent licensing	(3,651)	(4,226)	(16,226)
Research and development*	3,888	5,200	7,670
Sales and marketing*	2,581	3,521	6,192
General and administrative*	5,298	5,729	12,465
Total costs and expenses	12,408	14,771	15,028
Loss from operations	(3,584)	(6,016)	(3,073)
Other (expense) income:
Interest income	8	94	346
Other (expense) income, net	(440)	(439)	(188)
Total other (expense) income, net	(432)	(345)	158
Loss before provision for (recovery from) income taxes	(4,016)	(6,361)	(2,915)
Provision for (recovery from) income taxes	(29)	23	23
Net loss	$(3,987)	$(6,384)	$(2,938)
Net loss per share – basic and diluted	$(0.11)	$(0.18)	$(0.09)
Weighted average shares used in calculating basic and diluted net loss per share	37,318	34,551	34,290

* Including stock-based compensation of:
Cost of product, services, maintenance and support revenue	$234	$141	$188
Research and development	579	511	879
Sales and marketing	228	38	614
General and administrative	848	817	1,008
The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended December 31, 2009, 2008 and 2007

(in thousands, except share amounts)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2006	35,219,768	$35	1,182,875	$(53)	$92,865	$(102,796)	$(9,949)
Issuance of common stock to employees pursuant to employee stock purchase plan	176,072	1	—	—	219	—	220
Issuance of common stock to employees pursuant to exercise of options	282,967	—	—	—	210	—	210
Repurchase of stock options from employees	—	—	—	—	(58)	—	(58)
Non-employee stock-based compensation	—	—	—	—	66	—	66
Employee stock-based compensation	—	—	—	—	2,623	—	2,623
Net loss	—	—	—	—	—	(2,938)	(2,938)
Balance at December 31, 2007	35,678,807	36	1,182,875	(53)	95,925	(105,734)	(9,826)
Issuance of common stock to employees pursuant to employee stock purchase plan	66,373	—	—	—	67	—	67
Issuance of common stock to employees pursuant to exercise of options	5,500	—	—	—	7	—	7
Non-employee stock-based compensation	—	—	—	—	18	—	18
Employee stock-based compensation	—	—	—	—	1,489	—	1,489
Net loss	—	—	—	—	—	(6,384)	(6,384)
Balance at December 31, 2008	35,750,680	36	1,182,875	(53)	97,506	(112,118)	(14,629)
Issuance of common stock to employees pursuant to employee stock purchase plan	41,182	—	—	—	30	—	30
Issuance of common stock to employees pursuant to exercise of options	167,607	—	—	—	143	—	143
Non-employee stock-based compensation	—	—	—	—	9	—	9
Issuance of common stock pursuant to conversion of convertible debt	4,199,997	4	—	—	2,936	—	2,940
Employee stock-based compensation	—	—	—	—	1,880	—	1,880
Net loss	—	—	—	—	—	(3,987)	(3,987)
Balance at December 31, 2009	40,159,466	$40	1,182,875	$(53)	$102,504	$(116,105)	$(13,614)

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2009, 2008 and 2007

(in thousands)

	Year Ended December 31,
	2009	2008	2007

Cash Flows from Operating Activities:
Net loss	$(3, 987)	$(6,384)	$(2,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	245	538	468
Compensation on equity awards issued to consultants and employees	1,889	1,507	2,689
Provision for doubtful accounts	(7)	(4)	(27)
Changes in assets and liabilities:
Accounts receivable	1,681	(1,312)	51
Inventories	251	121	284
Prepaid expenses and other current assets	20	142	72
Deferred settlement and patent licensing costs	1,100	1,273	1,274
Other assets	25	129	1
Accounts payable	228	(708)	(291)
Deferred income from settlement and patent licensing and other	(4,701)	(5,560)	(5,494)
Deferred services revenue and customer deposits	(1,679)	1,456	252
Accrued liabilities and other	50	(69)	(812)
Net cash used in operating activities	(4,885)	(8,871)	(4,471)
Cash Flows from Investing Activities:
Purchase of short and long-term investments	—	—	(799)
Maturities of short and long-term investments	—	799	—
Sale of property and equipment	—	8	—
Purchase of property and equipment	(82)	(89)	(979)
Net cash (used in) provided by investing activities	(82)	718	(1,778)
Cash Flows from Financing Activities:
Line of credit payments	(5,049)	(5,100)	—
Proceeds from line of credit	9,299	7,000	2,100
Proceeds from convertible debt issuance	—	7,000	—
Payment of convertible debt	(4,060)	—	—
Net proceeds from issuance of common stock	173	74	372
Net cash provided by financing activities	363	8,974	2,472
Net increase (decrease) in cash and cash equivalents	(4,604)	821	(3,777)
Cash and cash equivalents, beginning of year	4,898	4,077	7,854
Cash and cash equivalents, end of year	$294	$4,898	$4,077
Supplemental Cash Flow Information:
Cash paid for income taxes	$15	$—	$—
Cash paid for interest	465	412	138
Non-Cash Financing Activities
Debt converted to equity	$2,940	$—	$—

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

1.	Business, Organization, Basis of Presentation, and Risks and Uncertainties

Business

Avistar Communications Corporation (“Avistar” or the “Company”) creates technology that provides the missing critical element in unified communications: bringing people in organizations face-to-face, through enhanced communications, for true collaboration anytime, anyplace. The Company’s latest product, Avistar C3™, draws on over a decade of market experience to deliver a single-click desktop videoconferencing and collaboration experience that moves business communications into a new era. Available as a stand-alone solution, or integrated with existing unified communications software from other vendors, Avistar C3™ users gain instant messaging-style ability to initiate video communications across and outside the enterprise. Patented bandwidth management enables thousands of users to access desktop videoconferencing, Voice over IP (VoIP) and streaming media without requiring substantial new network investment or impairing network performance.  By integrating Avistar C3™ tightly into the way they work, customers can use Avistar’s solutions to help reduce costs and improve productivity and communications within their enterprise and between enterprises, to enhance their relationships with customers, suppliers and partners. Using Avistar C3™ software and leveraging video, telephony and Internet networking standards, Avistar solutions are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. The Company currently sells the Avistar system directly and indirectly to small and medium size businesses, or SMBs, and large globally distributed organizations, or Enterprise markets, comprising the Global 5000. The Company’s objective is to establish its technology as the standard for networked visual unified communications and collaboration through limited direct sales, indirect channel sales/partnerships and the licensing of the Company’s technology to others.

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

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $116.1 million as of December 31, 2009. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

The Company’s future liquidity and capital requirements will depend upon numerous factors, including, but not limited to, the ability to become profitable or generate positive cash flow from operations, the Company’s cost reduction efforts,  Dr. Burnett’s personal guarantee to Avistar to support an extension of the revolving line of credit through March 31, 2011, the Company’s ability to obtain a renewal of its existing line of credit or a new line of credit with another bank, the costs and timing of its expansion of product development efforts and the success of these development efforts, the costs and timing of its expansion of sales and marketing activities, the extent to which its existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining, enforcing and defending patent claims and other intellectual property rights, the level and timing of revenue, and other factors. If adequate funds are not available on acceptable terms or at all, the Company’s ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

2.	Summary of Significant Accounting Policies and Balance Sheet Details

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, income and expenses during the period. Actual results may differ from those estimates.

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months.  The Company was not invested in any auction rate securities as of December 31, 2009 and 2008. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at December 31, 2009 and 2008 consisted of money market funds with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

The Company accounts for its short-term and long-term investments in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Investments - Debt and Equity Securities. The Company’s short and long-term investments in securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available- for-sale securities are reported in other income, net. The Company reviews the securities for impairments considering current factors including the economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the securities. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company did not have any short or long-term investments at December 31, 2009 and December 31, 2008.

Cash and cash equivalents consisted of cash and money market funds of $294,000 and $4.9 million at December 31, 2009 and 2008, respectively.

Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) as of December 31, 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$ 5	$ 5	$ —	$ —
Total cash equivalents	$ 5	$ 5	$ —	$ —

Significant Concentrations

A relatively small number of customers have accounted for a significant percentage of the Company’s revenue for the years ended December 31, 2009, 2008 and 2007. Revenues from these customers as a percentage of total revenues for each fiscal year are as follows:

	2009		2008	2007
Customer A	35%		18%	*	%
Customer B	19%		* %	*	%
Customer C	14%		40%	24%
Customer D	*	%	11%	*	%
Customer E	*	%	19%	18%
Customer F	*	%	* %	33%

*	Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution, or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of December 31, 2009, the Company had cash and cash equivalents on deposit with a major financial institution that were above the FDIC insured limits. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of December 31, 2009, approximately 87% of our gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2008, approximately 98% of our gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of our gross accounts receivable. No other customer individually accounted for greater than 10% of total accounts receivable as of December 31, 2009 and 2008.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents,  accounts receivable, line of credit, and accounts payable at December 31, 2009 and 2008, approximate fair value because of the short maturity of these instruments.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	December 31,_
	2009	2008
Raw materials and sub-assemblies	$1	$10
Finished goods	55	297
Total inventories	$56	$307

Property and Equipment

Property and equipment are stated at cost and are depreciated using the double declining balance method over the estimated useful lives (three or five years) of the assets. Depreciation expense was approximately $245,000, $538,000, and $468,000 for the years ending December 31, 2009, 2008, and 2007, respectively. Repairs and maintenance are expensed as incurred. The Company has net property and equipment of $145,000 in the United States and $2,000 in the United Kingdom.  Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Computer equipment	$1,573	$1,512
Computer software	398	377
Furniture, fixtures and equipment	228	228
Leasehold improvements	201	201
Total property and equipment, at cost	2,400	2,318
Less: accumulated depreciation	(2,253)	(2,008)
Total preoperty and equipment, net	$147	$310

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following (in thousands):

	December 31,
	2009	2008
Accrued consulting and professional fees	$428	$410
Accrued payroll and related benefits	365	424
Accrued commissions and bonuses	10	186
Deferred rent payable	174	171
Accrued loss on subleases	47	63
Accrued severance	202	—
Other	206	128
Total accrued and other liabilities	$1,432	$1,382

Patent Costs

Due to uncertainties about the estimated future economic benefits and lives of the Company’s patents and patent applications, all related outside patent costs have been expensed as incurred. Outside patent costs were approximately $941,000, $1.0 million and $1.8 million for 2009, 2008 and 2007, respectively, and are reflected in general and administrative expenses in the accompanying statements of operations.

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

 Arrangements that include multiple product and service elements may include software and hardware products, as well as post-contract customer support and training. Pursuant to ASC 985-605, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below:

•
Persuasive evidence of an arrangement exists. We require a written contract, signed by both the customer and Avistar, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement, prior to recognizing revenue on an arrangement.

•
Delivery has occurred.  We deliver software and hardware to customers either electronically or physically and we have no further obligations with respect to the agreement. The standard delivery terms are FOB shipping point.

•
The fee is fixed or determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard terms generally require payment within 30 to 90 days of the date of invoice. Where these terms apply, we regard the fee as fixed or determinable, and recognize revenue upon delivery (assuming other revenue recognition criteria are met). If the payment terms do not meet this standard, but rather, involve “extended payment terms,” the fee may not be considered to be fixed or determinable, and the revenue would then be recognized when customer installments are due and payable.

•
Collectibility is probable. To recognize revenue, we judge collectibility of the arrangement fees on a customer-by-customer basis pursuant to a credit review policy. We typically sell to customers with which we have had a history of successful collections. For new customers, we evaluate the customer’s financial position and ability to pay. If we determine that collectibility is not probable based upon the credit review process or the customer’s payment history, revenue is recognized when cash is collected.

If there are any undelivered elements, the Company defers revenue for those elements, as long as vendor specific objective evidence (VSOE) exists for the undelivered elements. Payment for product is due upon shipment, subject to specific payment terms. Payment for professional services is due upon providing the services, subject to specific payment terms. Reimbursements received for out-of-pocket expenses and shipping costs, which have not been significant to date, are recognized as revenue in accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations.

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

The Company recognizes service revenue from software development contracts in accordance with ASC 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. Product and implementation revenue related to contracts for software development is recognized using the percentage of completion method, in accordance with the “Input Method”, when all of the following conditions are met: a contract exists with the customer at a fixed price, the Company expects to fulfill all of its material contractual obligations to the customer for each deliverable of the contract, a reasonable estimate of the costs to complete the contract can be made, and collection of the receivable is probable. The amount of revenue recognized is based on the total project fee under the agreement and the percentage of completion achieved.  The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to the earned revenues. Changes in estimates are recognized in the periods affected by the changes. Any anticipated losses on contracts in progress are charged to earnings when identified. The amounts billed to customers in excess of revenues recognized to date are deferred and recorded as deferred revenue and customer deposits in the accompanying balance sheets. The amount of revenue recognized in excess of billings is recorded as unbilled accounts receivable.

The Company recognizes revenue from the licensing of its intellectual property portfolio according to ASC 985-605, Revenue Recognition – Software, based on the terms of the royalty, partnership and cross-licensing agreements involved. In the event that a license to the Company’s intellectual property is granted after the commencement of litigation proceedings between the Company and the licensee, the proceeds of such transaction are recognized as licensing revenue only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues consistent with Financial Accounting Standards Board (FASB) Concepts Statement No. 6, Elements of Financial Statements (CON 6). As of December 31, 2009, these criteria for recognizing license revenue following the commencement of litigation had not been met.

In July 2006, the Company entered into a Patent License Agreement with Sony Corporation (Sony) and Sony Computer Entertainment, Inc. (SCEI). Under the license agreement, the Company granted Sony and its subsidiaries, including SCEI, a license to all of the Company’s patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. The license covers Sony’s video conferencing apparatus as well as other products, including video-enabled personal computer products and certain SCEI PlayStation products. Future royalties under this license are being recognized as estimated royalty-based sales occur in accordance with ASC 985-605, Revenue Recognition - Software.  The Company uses historical and forward looking sales forecasts provided by SCEI and third party sources, in conjunction with past actual royalty reports provided periodically by SCEI directly to us, to develop an estimate of royalties recognized for each quarterly reporting period.  The royalty reports the Company receives directly from SCEI is delayed beyond the period in which the actual royalties are generated, and thus the estimate of current period royalties requires significant management judgment and is subject to corrections in a future period once actual royalties become known.

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

On September 8, 2008 and on September 9, 2008, the Company entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which the Company agreed to integrate the Company’s bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services. An initial cash payment of $3.0 million was made by IBM to the Company on November 7, 2008, and a second non-refundable payment of $1.5 million was made on August 31, 2009.   The Company expects IBM to make one additional non-refundable payment of $1.5 million associated with scheduled phases of delivery.  IBM has agreed to make future royalty payments to us equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold that exceeds a contractual base amount, and maintenance payments received from existing customers, which incorporate the Company’s technology.  The agreements have a five year term and are non-cancelable except for material default by either party.  The agreements convey to IBM a non-exclusive world-wide license to the Company’s patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.  In April 2009, the agreements were amended to extend the initial term from five years to six years.  The Company has determined the value of maintenance based on VSOE, and allocated the residual portion of the initial $6.0 million to the integration project.  The residual portion is being recognized under the percentage of completion method, in accordance with the “Input Method”, and the maintenance revenue will be recognized over the future maintenance service period.  As the Company believes there are no future deliverables associated with the intellectual property patent licenses, no additional provision for this element has been made.  For the year ended December 31, 2009, the Company recognized $2.4 million in product revenue and $655,000 in service revenue. The remaining $676,000 is expected to be recognized in product and service revenue under the percentage of completion method over the remaining projected development time. As of December 31, 2009 the Company had $110,000 in unbilled accounts receivable which represents revenue recognized in excess of billings. The estimate of current period percentage of completion requires significant management judgment and is subject to updates in future periods until the project is complete.

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

On November 12, 2004, the Company entered into a settlement and a patent cross-license agreement with Polycom Inc., thus ending litigation against Polycom, Inc. for patent infringement. As part of the settlement and patent cross-license agreement with Polycom, Inc, the Company granted Polycom, Inc. a non-exclusive, fully paid-up license to its entire patent portfolio. The settlement and patent cross-license agreement includes a five-year capture period from the date of the settlement, adding all new patents with a priority date extending up to five years from the date of execution of the agreement. Polycom, Inc, as part of the settlement and patent cross-licensing agreement, made a one-time payment to the Company of $27.5 million and the Company paid $6.4 million in contingent legal fees to the Company’s litigation counsel upon completion of the settlement and patent cross-licensing agreement. The contingent legal fees were payable only in the event of a favorable outcome from the litigation with Polycom, Inc.  The Company recognized the gross proceeds of $27.5 million from the settlement and patent cross-license agreement as income from settlement and patent licensing within operations over the five-year capture period, due to a lack of evidence necessary to apportion the proceeds between an implied punitive gain element in the settlement of the litigation, and software license revenues from the cross-licensing of the Company’s patented technologies for prior and future use by Polycom, Inc. Additionally, the $6.4 million in contingent legal fees was deferred and was amortized to income from settlement and patent licensing over the five year capture period, resulting in a net of $21.1 million being recognized as income within operations over the five year capture period. As of December 31, 2009, the deferred net income from settlement and patent licensing with Polycom, Inc. was fully recognized.

On February 15, 2007, the Company entered into a Patent License Agreement with Tandberg ASA, Tandberg Telecom AS and Tandberg, Inc.  Under this agreement, the Company dismissed the Company’s infringement suit against Tandberg, Tandberg dismissed its infringement suit against the Company, and the Company and Tandberg cross-licensed each other’s patent portfolios.  The agreement resulted in a payment of $12.0 million to the Company from Tandberg.  The Company recognized the gross proceeds of $12.0 million from the patent license agreement as income from settlement and patent licensing within operations in the three months ended March 31, 2007.  To recognize the proceeds as revenue, the Company would have required sufficient history of transactions to allow it to isolate the aspect of the settlement attributable to the gain associated with the process of litigation, separate from commercial compensation for the use of the Company’s intellectual property.  Sufficient evidence was not available to allow this distinction.   The Patent License Agreement with Tandberg includes a ten year capture period, extending from the date of the agreement, during which patents filed with a priority date within the capture period would be licensed in addition to existing patents on the agreement date.  However, such additional patents would be licensed under the agreement solely for purposes of the manufacture, sale, license or other transfer of existing products of Tandberg and products that are closely related enhancements of such products based primarily and substantially on the existing products.  The Company reviewed the existing products of Tandberg and considered the likelihood that future patent filings by the Company would relate to or otherwise affect existing Tandberg products and closely related enhancements thereto.  The Company concluded that the filing for such additional patents was unlikely, and therefore concluded that the ten year capture period was not material from an accounting perspective related to recognition.

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes collected from customers and remitted to governmental authorities are recognized on a net basis in the accompanying statements of operations.

Warranty

The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. There was no warranty accrual as of December 31, 2009 and 2008.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (ASC 718) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period.

Stock-based compensation expense for fiscal 2009, 2008 and 2007 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of ASC 718. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

The effect of recording stock-based compensation for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Stock-based compensation expense by type of award:
Employee stock options	$1,846	$1,482	$2,513
Employee restricted stock units	16	—	—
Non-employee stock options	9	18	66
Employee stock purchase plan	18	7	110
Total stock-based compensation	1,889	1,507	2,689
Tax effect of stock-based compensation	—	—	—
Net effect of stock-based compensation on net loss	$1,889	$1,507	$2,689

For the year ended December 31, 2009, the Company recognized stock-based compensation expense of $131,000 associated with the extension of the exercise period for the vested stock options under the separation agreement entered into by and between the Company and Simon Moss, former Chief Executive Officer in July 2009. The amount was measured based upon the difference between the fair value of the vested options immediately before and after the modification.

Comprehensive Income

ASC 220, Comprehensive Income (ASC 220), establishes standards for the reporting and the display of comprehensive income (loss) and its components. This standard defines comprehensive income (loss) as the changes in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive income (loss) includes certain changes in equity that are excluded from the net income or loss. The comprehensive loss was approximately $4.0 million, $6.4 million and $2.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.  There was no other comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007.

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

In April 2009, the FASB issued three FASB Staff Position (FSP) statements intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) or ASC 820-10-65-4 provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements (FAS 157) or ASC 820-10.  FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1) or ASC 825-10-65-1, enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FASB Staff Position No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) or ASC 320-10-65-1, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  These ASCs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if all three ASCs are early adopted at the same time. The Company adopted these ASCs on June 30, 2009.  The adoption of these statements did not have a material impact on the Company’s financial condition and results of operations.

 In May 2009, the FASB issued Statement No. 165, Subsequent Events (SFAS No. 165) or ASC 855. ASC 855 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted this statement on June 30, 2009. The adoption of ASC 855 did not have a material impact on the Company’s financial condition and results of operations.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Codification and Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB No. 162 (SFAS No. 168) or ASC 105.  The FASB Accounting Standards CodificationTM  (“Codification”) does not change U. S. GAAP, but combines all authoritative standards such as those issued by the FASB, AICPA, and EITF, into a comprehensive, topically organized online database.  The Codification was released on July 1, 2009 and is the single source of authoritative U. S. GAAP applicable for all nongovernmental entities, except for rules and interpretive releases of the SEC.  The Codification is effective for all interim periods and year ends subsequent to September 15, 2009. The Company adopted this statement on September 30, 2009.  The adoption of this statement affected the Company’s financial statement disclosure references since all future references to authoritative accounting literature will be references in accordance with SFAS 168, but did not have an impact on the Company’s financial condition and results of operations.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value (ASU 2009-05).  The update provides clarification for circumstances in which a quoted price in an active market for an identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after August 2009.  The Company adopted this statement upon its issuance. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issue Task Force (ASU 2009-13), and ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available.  ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  Both statements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company plans to adopt these statements on their effective date. The Company does not expect the adoption of these statements to have a material impact of the Company’s financial condition and results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The Company does not expect the adoption of these statements to have a material impact of the Company’s financial condition and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  The update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  The change alleviates potential conflicts between ASC 855-10 and the SEC’s requirements.  ASU 2010-09 is effective upon issuance of the final update.  The Company adopted this statement upon its issuance. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

3.      Borrowings

Line of Credit

On December 23, 2006, the Company entered into a Revolving Credit Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit subject to annual renewal with the consent of the Company and the lender. The Revolving Credit Promissory Note was renewed and amended on December 22, 2009 which extended the maturity date of the facility by one year to December 21, 2010, and increased the line of credit from $10.0 million to $11.25 million through and including March 30, 2010 and then decreased the line of credit to $6.0 million.  The maximum facility amount was further reduced to $5.0 million in March 2010 for the remainder of the period through the maturity date. The amended security agreement, that was amended on January 12, 2010, granted the lender a security interest in and right of setoff against substantially all of the Company’s assets, tangible and intangible, except for substantially all of Avistar’s patents and patent applications sold to Intellectual Ventures Fund 61 LLC (“Intellectual Ventures”) pursuant to a patent purchase agreement dated as of December 18, 2009 (see Note 11). Gerald Burnett, the Company’s Chairman, provided a collateralized guarantee to the financial institution, assuring payment of the Company’s obligations under the agreement and as a consequence, there are no restrictive covenants, allowing the Company greater access to the full amount of the facility. Dr. Burnett also provided a personal guarantee to us assuring us a line of credit of up to $7.0 million with the same terms and mechanisms as the existing revolving line of credit, if needed, through March 31, 2011.

The renewed line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 0.90% or Prime Rate plus 1.00%. The Company elected Adjusted LIBOR plus 0.90% or 1.15% at December 31, 2009. The Company repaid $5.0 million and borrowed $9.3 million under the revolving line of credit during 2009, and had a balance of $11.25 million outstanding as of December 31, 2009, which was paid in full in January 2010.

Convertible Debt

On January 4, 2008, the Company issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes (Notes), which were due in 2010. The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, R. Stephen Heinrichs, William Campbell, and Craig Heimark, former officers Simon Moss and Darren Innes, and WS Investment Company. The Company’s obligations under the Notes were secured by the grant of a security interest in substantially all the Company’s tangible and intangible assets pursuant to a Security Agreement among the Company and the purchasers. Prior to the election of the Note holders to convert their notes, the Notes had a two year term, which would have become due on January 4, 2010 and were convertible prior to maturity.  Interest on the Notes accrued at the rate of 4.5% per annum and would have been payable semi-annually in arrears on June 4 and December 4 of each year, commencing on June 4, 2008.  Commencing on the one year anniversary of the issuance of the Notes until maturity, the holders of the Notes were entitled to convert the Notes into shares of common stock at an initial conversion price per share of $0.70.

In May 2009, the Company issued a total of 4,199,997 shares of common stock to Gerald Burnett, R. Stephen Heinrichs, William Campbell, Craig Heimark, Simon Moss and WS Investment Company upon their election to convert their notes with an aggregate principal amount of $2.9 million into common stock. In October 2009, the Company repaid the Notes issued to Darren Innes in full with a payment of approximately $60,000 and in December 2009, the Company repaid the Notes issued to Baldwin Enterprises, Inc. in full with a payment of $4.0 million.  As of December 31, 2009, there was no convertible debt outstanding.

4.	Commitments and Contingencies

At December 31, 2009, the Company had open purchase orders and other contractual obligations of approximately $125,000, primarily related to minimum prepaid license and maintenance fees for the Company’s licensing of software from  a third party vendor. These purchase order commitments and contractual obligations will be reflected in the Company’s financial statements once goods or services have been received, or payments related to the obligations become due.

Facilities Leases

The Company leases its facilities under operating leases that expire through March 2017.  During 2008 and 2009, the Company has subleased some of its operating facilities in San Mateo, California and New York, New York, and assigned its primary facility lease in London, United Kingdom. As a result of these subleases and assignment, the future minimum lease commitments under all facility leases as of December 31, 2009, net of sublease proceeds, are as follows (in thousands):

	Minimum Lease Payments	Sublease Proceeds	Net
Year Ending December 31,
2010	$1,280	$(532)	$748
2011	1,333	(343)	990
2012	567	(290)	277
2013	310	(285)	25
2014	310	(294)	16
Thereafter	698	(660)	38
Total future minimum lease payments	$4,498	$(2,404)	$2,094

Gross rent expense for 2009, 2008 and 2007 was approximately $1.1 million, $1.4 million and $1.2 million, respectively.  Sublease rental income under non-cancelable subleases was $557,000 and $219,000 for 2009 and 2008, respectively.  There was no sublease rental income for 2007.

Software Indemnifications

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally limited to the cost of products purchased per customer, but may be material when customer purchases since inception are considered in aggregate. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009.

Legal Proceedings

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. The Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case.  However, dispute resolution is inherently unpredictable, and the costs and other effects of pending or future claims, litigation, legal and administrative cases and proceedings, and changes in any such matters, and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company’s business, financial condition and operating results.

5.	Related Party Transactions

UBS Warburg LLC, which is an affiliate of UBS AG, is a stockholder of the Company and is also a customer of the Company. As of December 31, 2009 and December 31, 2008, UBS Warburg LLC held less than 5% of the Company’s stock. Revenue from UBS Warburg LLC and its affiliates represented 8%, 19% and 18% of the Company’s total revenue for 2009, 2008 and 2007, respectively.  Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. As of December 31, 2009 and December 31, 2008, the Company had accounts receivable outstanding from UBS Warburg LLC and its affiliates of approximately $191,000 and $350,000, respectively.

On January 4, 2008, Avistar issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes (Notes), which were due in January 2010. The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, R. Stephen Heinrichs, William Campbell, and Craig Heimark, Simon Moss and Darren Innes, officers of the Company at the date of issuance, and WS Investment Company, a fund associated with Wilson Sonsini Goodrich & Rosati (WSGR), the Company’s legal counsel.  In May 2009, all Note holders, except Baldwin Enterprise, Inc. and Darren Innes, elected to have the principal amounts outstanding under their respective Notes converted into common stock of the Company.  All outstanding amounts under the Notes issued to Mr. Innes (approximately $60,000) and Baldwin Enterprise, Inc. ($4.0 million) were repaid by the Company in full in October 2009 and December 2009, respectively.  As of December 31, 2009, there was not convertible debt outstanding.

6.	Stockholders’ Equity

Stock Repurchase Plan

On March 22, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $2.0 million of its common stock in the open market. No shares of common stock were repurchased by the Company during 2009, 2008 or 2007.

Preferred Stock

In April 2000, the stockholders of the Company authorized 10,000,000 shares of convertible preferred stock, effective upon completion of its initial public offering in August 2000. As of December 31, 2009, the Company had 10,000,000 shares of convertible preferred stock authorized, at $0.001 per share par value. No shares of convertible preferred stock were issued or outstanding as of December 31, 2009.

7.	Equity Compensation Plans

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

Options granted under the plan vest over a four-year period, with 25% vesting after one year and the remaining balance vesting 6.25% per quarter. At December 31, 2009, options to purchase a total of 337,400 shares were outstanding under the 1997 Plan, and no options were available for grant.

2000 Stock Option Plan

In April 2000, the Board established the 2000 Stock Option Plan (the “2000 Plan”). Initially, a total of 3,000,000 shares of common stock were approved by the Board for issuance under the 2000 Plan, together with annual increases in the number of shares of common stock reserved under the 2000 Plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 1,004,936 shares. In January 2002, the Board approved an increase of 1,007,858 shares. In January 2003, the Board approved an increase of 1,011,957 shares. In January of each year from 2004 to 2009 the Board approved increases of 1,200,000 shares. The contractual term of the options granted under the 2000 Plan may not exceed 10 years and in the case of the grantees who own more than 10% of the Company’s outstanding stock at the time of grant, the contractual term of the option may not exceed five years. Options granted under the 2000 Plan vest and become exercisable as set forth in each option agreement; generally one quarter vest after one year and one-twelfth vest quarterly thereafter. In the event of a merger or sale of substantially all assets, these options must be assumed by the successor and if not assumed, will fully vest. As a result of past and future increases, a maximum of 15,000,000 shares of common stock could be issued under the 2000 Plan. The Company granted options to purchase approximately 2.7 million, 2.3 million and 4.4 million shares under the 2000 Plan in 2009, 2008 and 2007, respectively. The 2000 Plan was terminated with respect to future grants and replaced by the 2009 Equity Incentive Plan (the “2009 Plan”) in December 2009. Outstanding options to purchase a total of 9,989,768 shares under the 2000 Plan remained outstanding under the 2000 Plan as of December 31, 2009, with no additional options available for future grant.

2000 Director Option Plan

In April 2000, the Company adopted the 2000 Director Option Plan (the “Director Plan”). Initially, a total of 90,000 shares of common stock were approved by the Board for issuance under the Director Plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the Director Plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an annual increase of 12,000 shares. In May 2001, the Board approved an additional 198,000 shares under the Director Plan. In January 2002, the Board approved the annual increase of 30,000 shares. In January 2003, the Board approved the annual increase of 30,000 shares. In April 2003, the Board approved an additional 104,000 shares under this plan. In January of each year from 2004 through 2009, the Board approved annual increases of 175,000 shares. As of December 31, 2009, the Company has authorized a total of 1,514,000 shares for issuance under the Director Plan. As a result of past and future annual increases, a maximum of 1,689,000 share of common stock could be issued over the 10-year life of the Director Plan. The Company granted options to purchase 170,000, 170,000 and 145,000 shares under the Director Plan in 2009, 2008 and 2007 respectively. At December 31, 2009 options to purchase a total of 974,000 shares were outstanding under the Director Plan and 478,750 options were available for future grant.

In April 2005, the Board authorized further amendments to the Director Plan, subject to stockholder approval, to: (i) provide that annual grants under the Director Plan shall take place on January 1 of each year starting in 2006, (ii) provide that, after the first year, options granted under the Director Plan vest at a rate of 1/48 per month rather than 1/4 per year, (iii) provide that options granted under the Director Plan shall continue to vest and be exercisable for so long as the option holder remains a director or consultant to the Company, subject to the term of the option; (iv) extend the time period for optionees to exercise options following the date on which they are no longer a director or consultant to the Company, and (v) to provide the Board with the authority to make amendments to the Director Plan applicable to all options granted under the Director Plan, including options granted prior to the effective date of the amendment. The proposed amendments were approved by stockholders in June 2005 but did not affect options already granted under the Director Plan prior to the effective date of the amendments.

2009 Equity Incentive Plan

In December 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”), which replaced the 2000 Plan. The 2009 Plan permits the grant of incentive stock options, nonqualified stock options, restricted stock, and restricted stock units.  The maximum aggregate number of shares that may be subject to awards and sold under the 2009 Plan is 12,543,791 shares, which is composed of (i) 2,508,325 shares that, as of September 21, 2009, had been reserved but not issued pursuant to any awards granted under the 2000 Plan, and are not subject to any awards granted thereunder, and (ii) up to an additional 10,035,466 shares subject to stock options or similar awards granted under the 2000 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2000 Plan that are forfeited to or repurchased by the Company.  The shares may be authorized, but unissued, or reacquired common stock.  In addition, the Plan as with the 2000 Plan, provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning January 1, 2010, equal to the lesser of (i) 6,000,000 shares, (ii) 4% of the outstanding shares of our Common Stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. The contractual term of the options granted under the 2009 Plan may not exceed 10 years and in the case of the grantees who own more than 10% of the Company’s outstanding stock at the time of grant, the contractual term of the incentive stock option may not exceed five years. Options and restricted stock units granted under the 2009 Plan vest and become exercisable as set forth in each option or award agreement; generally 25% vesting after one year and 1/48 vesting monthly thereafter for options, and generally 100% vesting on the second anniversary of the grant date for restricted stock units. The Company granted restricted stock units for 1.6 million shares and options to purchase 7,500 shares under the 2009 Plan in 2009. As of December 31, 2009, a total of 1,607,500 shares were subject to outstanding options and restricted stock units granted under the 2009 Plan, 9,989,768 shares were subject to outstanding options and restricted stock units granted under the 2000 Plan, and a total of 946,523 shares were available for future grant under the 2009 Plan.

2000 Employee Stock Purchase Plan

In April 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “ESPP”). Initially, a total of 1,500,000 shares of common stock were approved by the Board for issuance under the ESPP, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the ESPP beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 753,702 shares. As of December 31, 2009, the Company has authorized a total of 2,253,702 shares for issuance under the ESPP. As a result of past and future annual increases, a maximum of 10,500,000 shares could be sold over the 10-year life of the ESPP. The ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at 85% of the lower of the fair market value of the Company’s common stock on the first or the last day of each offering period. A total of 41,182, 66,373 and 176,072 shares were sold under the ESPP during 2009, 2008 and 2007, respectively.

On July 19, 2006, the Compensation Committee of the Board of Directors of the Company approved amendments to the ESPP to (i) change the offering periods under the plan from approximately 24 months to approximately six months, commencing on the first trading day on or after February 1 and August 1 of each year, and (ii) eliminate the section of the ESPP that provided for automatic withdrawal and re-enrollment in the event that the fair market value of the common stock on any exercise date was lower than the fair market value of the common stock on the enrollment date of the same offering period.

Valuation Assumptions for Stock-Based Compensation

The Company estimated the fair value of stock options and ESPP shares, using a Black-Scholes-Merton valuation model, consistent with the provisions of ASC 718, and SEC Staff Accounting Bulletin (SAB) No. 107. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the straight-line attribution approach with the following weighted-average assumptions for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Employee Stock Option Plan
Expected dividend	0%	0%	0%
Average risk-free interest rate	1.7%	2.2%	4.4%
Expected volatility	109%	115%	132%
Expected term (years)	4.0	2.9	6.1

	Year Ended December 31,
	2009	2008	2007
Employee Stock Purchase Plan
Expected dividend	0%	0%	0%
Average risk-free interest rate	0.3%	2.0%	5.1%
Expected volatility	132%	144%	155%
Expected term (months)	6.0	6.0	6.0

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve, and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. Expected volatility is based on the historical volatility of the Company’s common stock over a period consistent with the expected term of the stock option. For the year ended December 31, 2009, the expected term of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the entire history of exercises and cancellations on all past option grants made by the Company during which its equity shares have been publicly traded, the contractual term, the vesting period and the expected remaining term of the outstanding options.  For years ended December 31, 2008 and 2007, the expected term calculation is based on an average prescribed by SAB 107, based on the weighted average of the vesting periods, which is generally one quarter vesting after one year and one sixteenth vesting quarterly for twelve quarters, and adding the term of the option, which is generally ten years, and dividing by two.

The Company recognizes the estimated compensation expense of restricted stock units, net of estimated forfeitures, over the vesting term.  The estimated compensation expense is based on the fair value of the Company’s common stock on the date of grant.

Summary of Stock Options

Option and restricted stock unit activity under the 1997 Plan, the 2000 Plan, the Director Plan and the 2009 Plan for the years ended December 31, 2009, 2008 and 2007 was as follows:

		Options Outstanding
	Shares Available for Stock Option and Restricted Stock Units Grant	Shares	Weighted Average Exercise Price
Balance, December 31, 2006	2,089,393	8,888,722	$ 2.87
Authorized	1,375,000	—	—
Granted – Stock Options	(4,550,000)	4,550,000	1.21
Exercised – Stock Options	—	(282,967)	0.74
Canceled – Stock Options	2,419,063	(2,590,663)	2.59
Balance, December 31, 2007	1,333,456	10,565,092	$ 2.28
Authorized	1,375,000	—	—
Granted– Stock Options	(2,459,318)	2,459,318	0.85
Exercised– Stock Options	—	(5,500)	0.99
Canceled– Stock Options	1,312,561	(1,389,311)	2.40
Balance, December 31, 2008	1,561,699	11,629,599	$ 1.97
Authorized	1,376,250	—	—
Granted – Stock Options	(2,890,428)	2,890,428	0.86
Granted – Restricted Stock Units	(1,600,000)	—	—
Exercised – Stock Options	—	(167,607)	0.85
Canceled/ Expired – Stock Options	2,977,752	(3,043,752)	1.27
Balance, December 31, 2009	1,425,273	11,308,668	$ 1.89

The pretax intrinsic value of outstanding options is the difference between the closing price of Avistar shares as quoted on the Pink Sheets, an over-the-counter securities market, for December 31, 2009 and the exercise price, multiplied by the number of in-the-money options. The intrinsic value of options changes based on the fair market value of Avistar stock. Total intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $28,000, $1,500 and $138,000, respectively.

Information regarding the stock options outstanding at December 31, 2009 is summarized below:

	Number of Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of December 31, 2009
Options outstanding	11,308,668	$1.89	5.16	$20
Options vested and expected to vest	10,555,687	$1.96	4.87	$18
Options exercisable	7,790,697	$2.33	3.46	$9

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 2009	Weighted-Average Exercise Price
$0.30 - $0.80	2,422,000	8.32	$0.72	581,707	$0.61
$0.81 - $0.88	1,820,302	2.71	0.86	1,500,302	0.86
$0.90 - $0.95	1,649,116	6.52	0.93	834,884	0.91
$0.99 - $1.27	1,620,126	5.23	1.21	1,348,626	1.21
$1.27 - $1.60	1,666,124	3.95	1.50	1,430,713	1.48
$1.69 - $8.50	1,800,400	4.08	3.54	1,763,865	3.58
$17.25	330,600	0.25	17.25	330,600	17.25
	11,308,668	5.16	$1.89	7,790,697	$2.33

As of December 31, 2009, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $2.1 million before estimated forfeitures and after actual cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 13% for its executive options and 26% for non-executive options. Accordingly, as of December 31, 2009, the Company estimated that the stock-based compensation for the options not expected to vest was approximately $799,000 and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $1.3 million after estimated forfeitures and after actual cancellations. This amount will be recognized over an estimated weighted average period of 2.9 years. For the years ended December 31, 2009, 2008 and 2007, the Company granted 2,850,428, 2,459,318 and 4,550,000 stock options to employees, with an estimated total grant-date fair value of $1.8 million, $1.3 million and  $5.0 million, or $0.64, $0.54 and $1.10 per share, respectively. For the years ended December 31, 2009, 2008 and 2007, approximately 2.2 million, 2.5 million and 1.6 million options vested with a total fair value of approximately $2.0 million, $2.6 million and $2.6 million, respectively.

Summary of Restricted Stock Units

In December 2009, the Company granted 1.6 million restricted stock units to employees, with a weighted average grant date fair value of approximately $670,000 or $0.42 per share. There were no restricted stock units granted in 2008 and 2007. There was no restricted stock units vested, released and or forfeited during 2009.

Information regarding the restricted stock units outstanding as of December 31, 2009 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of December 31, 2009
Restricted stock units outstanding	1,600,000	1.95	$720
Restricted stock units vested and expected to vest	1,325,760	1.95	$597

The intrinsic value of the restricted stock units is calculated as the market value as end of the fiscal year, based on the closing price of Avistar shares as quoted on the Pink Sheets as of December 31, 2009 of $0.45.

As of December 31, 2009, the Company had an unrecognized stock-based compensation balance related to restricted stock units of approximately $536,000, adjusted for estimated forfeitures which will be recognized over a weighted average period of 1.95 years.

Common Stock Reserved for Future Issuance

As of December 31, 2009, the Company had reserved the following shares of common stock for issuance in connection with:

Stock option plans and equity incentive plan	14,333,941
Employee stock purchase plan	1,194,413
Total	15,528,354

8.	Income Taxes

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740.  ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  No material changes have occurred in the Company’s tax positions taken as of December 31, 2008 during the year ended December 31, 2009.

As of December 31, 2009, the Company had a net deferred tax asset of $27.5 million and unrecognized tax benefit under ASC 740 of $913,000.  A valuation allowance has been provided for the entire net deferred tax assets.

At December 31, 2009 and 2008, respectively, the total amount of unrecognized tax benefits was $913,000 and $915,000.  A reconciliation of unrecognized tax benefits follows:

Balance at January 1, 2008	$817
Additions for 2008 tax positions	98
Balance at December 31, 2008	915
Additions for 2009 tax positions	27
Adjustment to prior tax positions	(29)
Balance at December 31, 2009	$913

The Company files income tax returns in the U.S. federal jurisdiction and in various states, and the tax returns filed for the years 2001 through 2008 have not been examined and the applicable statutes of limitation have not expired with respect to those returns.  Because of net operating loss and research credit carryovers, substantially all of the Company’s tax years remain open to examination.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The (recovery from) provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$(6)	$—	$—
Foreign	(23)	23	23
	$(29)	$23	$23

For financial reporting purposes, loss before (recovery from) provision for income taxes included the following components (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic	$(4,068)	$(6,444)	$(3,021)
Foreign	52	83	106
Loss before provision for income taxes	$(4,016)	$(6,361)	$(2,915)

The Company’s effective income tax provision differed from the federal statutory rate of 34% due to the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Expected tax benefit at federal statutory rate	$(1,365)	$(2,163)	$(991)
Foreign and state taxes, net	(23)	23	23
Recovery of federal tax payments	(6)	—	—
Non-deductible stock compensation and other	430	397	629
Current year operating losses and temporary differences for which no tax benefit is recognized	935	1,766	362
(Recovery from) Provision for income taxes	$(29)	$23	$23

The net deferred income tax asset consisted of the following as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Deferred income tax assets:
Federal net operating loss carry-forwards	$21,257	$19,700
State net operating loss carry-forwards	2,184	1,868
Tax credit carry-forwards	2,494	2,524
Deferred settlement and patent licensing, net	—	1,416
Reserves and other	1,317	1,095
Property and equipment	257	212
	27,509	26,815
Valuation allowance	(27,509)	(26,815)
Net deferred income tax asset	$—	$—

Net operating loss carry-forwards at December 31, 2009 were approximately $62.5 million and $44.6 million, for federal and state income tax purposes, respectively. The federal net operating loss carry-forwards expire on various dates through the year 2029. The valuation allowance increased by $694,000 in 2009, increased by $2.0 million in 2008 and increased by $161,000 in 2007.

As of December 31, 2009, unused research and development tax credits of approximately $1.3 million and $1.5 million are available to reduce future federal and California income taxes, respectively. Federal credit carry-forwards expire beginning in the year 2017. California credits will carry forward indefinitely.

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

9.	Net Loss Per Share

Basic and diluted net loss per share of common stock is presented in conformity with ASC 260, Earnings Per Share (ASC 260), for all periods presented.

In accordance with ASC 260, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options that have a dilutive effect when applying the treasury stock method. The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share for 2009, 2008 and 2007, because all such securities are antidilutive (owing to the fact that the Company is in a loss position). Accordingly, diluted net loss per share is equal to basic net loss per share for all years presented.

The total number of potential dilutive common shares excluded from the calculations of diluted net loss per share was 87,165, 206,756 and 590,788 for 2009, 2008 and 2007, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Numerator – basic and diluted:
Net loss	$(3,987)	$(6,384)	$(2,938)

Denominator – basic and diluted:
Weighted average shares of common stock used in computing net loss per share	37,318	34,551	34,290

Net loss per share - basic and diluted	$(0.11)	$(0.18)	$(0.09)

10.	Segment Reporting

Disclosure of segments is presented in accordance with ASC 280, Segment Reporting (ASC 280). ASC 280 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (products division) and (2) the prosecution, maintenance, support and licensing of the Company’s intellectual property and technology, some of which is used in the Company’s products (intellectual property division). Service revenue relates mainly to the maintenance, support, training and software development, and is included in the products division for purposes of reporting and decision-making. The products division also engages in corporate functions, and provides financing and services to its intellectual property division. The Company’s chief operating decision-maker, its Chief Executive Officer (CEO), monitors the Company’s operations based upon the information reflected in the following table (in thousands). The table includes a reconciliation of the revenue and expense classification used by the CEO with the revenue, other income and expenses reported in the Company’s consolidated financial statements included elsewhere herein. The reconciliation for the revenue category reflects the fact that the CEO views activity recorded in the account “income from settlement and patent licensing” as revenue within the intellectual property division.

	Intellectual Property Division	Products Division	Reconciliation	Total
Year Ended December 31, 2009
Revenue	$4,504	$7,971	$(3,651)	$8,824
Depreciation expense	—	(245)	—	(245)
Stock-based compensation	(268)	(1,621)	—	(1,889)
Total costs and expenses	(1,761)	(14,298)	3,651	12,408
Interest income	—	8	—	8
Interest expense	—	(440)	—	(440)
Net income (loss)	2,743	(6,730)	—	(3,987)
Assets	451	1,505	—	1,956
Year Ended December 31, 2008
Revenue	$5,180	$7,801	$(4,226)	$8,755
Depreciation expense	—	(538)	—	(538)
Stock-based compensation	(248)	(1,259)	—	(1,507)
Total costs and expenses	(2,030)	(16,967)	4,226	(14,771)
Interest income	—	94	—	94
Interest expense	—	(439)	—	(439)
Net income (loss)	3,150	(9,534)	—	(6,384)
Assets	1,610	8,183	—	9,793
Year Ended December 31, 2007
Revenue	$21,162	$7,019	$(16,226)	$11,955
Depreciation expense	—	(468)	—	(468)
Stock-based compensation	(240)	(2,449)	—	(2,689)
Total costs and expenses	(7,513)	(23,741)	16,226	(15,028)
Interest income	—	346	—	346
Interest expense	—	(187)	—	(187)
Net income (loss)	13,649	(16,587)	—	(2,938)
Assets	2,808	7,769	—	10,577

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 44%, 51% and 72% of total revenue for 2009, 2008 and 2007, respectively. Revenue is allocated to individual countries and geographical region by customer, based on where the product is shipped to, location of services performed or the location of equipment that is under an annual maintenance agreement. In the case of patent licensing, revenue is allocated to geographical region based on the location of the customer. For 2009, 2008 and 2007, respectively, international revenues from customers in the United Kingdom accounted for 34%, 22% and 12% respectively, of total revenue. The Company had no significant long-lived assets in any country other than the United States for any period presented.

11. Subsequent Events

On January 19, 2010, the Company entered into a patent license agreement with Springboard Group S.A.R.L. ("SKYPE").  Under the Agreement, the Company granted to SKYPE for the lives of the patents, a royalty-free, irrevocable, non-exclusive license under certain patents to make, have made (subject to certain limitations), use, import or export, offer to sell, sell, lease, license, or otherwise transfer or distribute certain licensed products.  These granted rights and license include rights for authorized entities and end users of SKYPE to form combinations with other products for certain authorized purposes.  As consideration for the license, the Company received a payment of $3.0 million from SKYPE on January 25, 2010.

On January 21, 2010, the Company completed the sale of substantially all of its U.S. patents and patent applications, and related foreign patents and patent applications to Intellectual Ventures Fund 61 LLC (Intellectual Ventures) related to an agreement that was entered into on December 18, 2009.  The Company received the purchase price of $11.0 million from Intellectual Ventures on January 21, 2010.  The Company also obtained a full grant-back license under the patent portfolio from Intellectual Ventures.

On March 25, 2010, the Revolving Credit Promissory Note (see Note 3) was further amended to decrease the maximum line of credit facility amount to $5.0 million for the period from February 22, 2010 through the maturity date.

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

As described in the Summary of Significant Accounting Policies, Income from Settlement and Patent Licensing, the Company recognized the payment received from Polycom and the associated deferred contingent legal costs paid in income from settlement and patent licensing in equal installments over a five-year period starting November 12, 2004.

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(In thousands except per share data)
Total revenue	$1,887	$1,429	$2,878	$2,630
Cost of product revenue	401	263	288	375
Cost of services, maintenance and support revenue	565	737	861	802
Net loss	$(1,536)	$(1,885)	$(151)	$(415)
Net loss per share—Basic/Diluted	$(0.04)	$(0.05)	$(0.00)	$(0.01)
Weighted average shares—Basic/Diluted	38,977	38,970	36,561	34,698

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(In thousands except per share data)
Total revenue	$3,109	$2,705	$1,790	$1,151
Cost of product revenue	551	720	565	359
Cost of services, maintenance and support revenue	646	584	603	519
Net loss	$(231)	$(774)	$(1,612)	$(3,767)
Net loss per share—Basic/Diluted	$(0.01)	$(0.02)	$(0.05)	$(0.11)
Weighted average shares—Basic/Diluted	34,568	34,561	34,547	34,532

Item 15(a)

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Operations	Write-Offs	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Year Ended:
December 31, 2009	$20	$44	$(51)	$13
December 31, 2008	24	4	(8)	20
December 31, 2007	51	17	(44)	24

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

10.7
Settlement Agreement and Release between Avistar Communications Corporation and R. Stephen Heinrichs dated April 26, 2001* (Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.)

10.8
Lease Agreement among Avistar Communications Corporation and Crossroads Associates and Clocktower Associates dated December 1, 2006 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 22, 2007.)

10.9
Common Stock Purchase Agreement by and among Avistar Communications Corporation and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust, Grady Burnett and Wendolyn Hearn dated October 15, 2003 (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003 filed with the Securities and Exchange Commission on October 23, 2003.)

10.10
Stock Purchase Agreement among Avistar Communications Corporation, Fuller & Thaler Behavioral Finance Fund, Ltd. and Fuller & Thaler Avalanche Fund, L.P. dated March 23, 2004 ( Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 11, 2004.)

10.11
Settlement Agreement among Avistar Communications Corporation, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.)

10.12†
Patent Cross-License Agreement Among the Company, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.)

10.13† 10.14†
Patent License Agreement dated May 15, 2006 among Avistar Communications Corporation, Collaboration Properties, Inc., Sony Corporation and Sony Computer Entertainment, Inc. (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006.)

Patent License Agreement dated February 15, 2007 by and among Avistar Communications Corporation, Collaboration Properties, Inc., Tandberg ASA, Tandberg Telecom AS, and Tandberg, Inc. (Filed on May 14, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.15†
Patent License Agreement dated May 15, 2007 by and among Avistar Communications Corporation, Avistar Systems (UK) Limited, and Radvision LTD.  (Filed on August 3, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.16
Employment Agreement between Avistar Communications Corporation and Simon B. Moss effective July 16, 2007. * (Filed on November 13, 2007 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.17
Amended and restated Security Agreement dated December 17, 2007 between Avistar Communications Corporation and JPMorganChase Bank, N.A. originally dated December 23, 2006. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.18
Amendment dated December 17, 2007 to the Revolving Credit Promissory Note issued by Avistar Communications Corporation in favor of JPMorgan originally dated December 23, 2006. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.19
Second amendment dated December 17, 2007 to the Revolving Credit Promissory Note issued by Avistar Communications Corporation in favor of JPMorgan originally dated December 23, 2006. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.20
Amendment dated December 17, 2007 to the Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan originally dated December 23, 2006. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

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
10.24
Inter-creditor Agreement among the Purchasers of the 4.5% Convertible Subordinated Secured Notes Due 2010 dated January 4, 2008 (Filed on January 9, 2008 as an exhibit to the Registrant’s Current Report on Form 8-K)

10.25†
Licensed Works Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008 (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.26†
Licensed Works Agreement Statement of Work between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008 (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.27†
Patent License Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 9, 2008. (Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.28
Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated December 22, 2008 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009..)

10.29
Facility Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2008 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.30
Amended and Restated Collateral Agreement dated December 22, 2008 between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2008 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.31
Second Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.32
Amended and Restated Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 22, 2008 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.33
Amended and Restated Form of Note Sale Agreement among Gerald J. Burnett, The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust and JPMorgan Chase Bank, N.A. (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.34
Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 29, 2009 (Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.35	Separation Agreement and Release between Avistar Communications Corporation and Simon Moss dated July 8, 2009* (Filed on July 14, 2009 as an exhibit to the Registrant’s Current Report on Form 8-K.)
10.36
Employment Agreement between Avistar Communications Corporation and Robert Kirk dated July 14, 2009* (Filed on July 14, 2009 and amended on July 17, 2009  as an exhibit to the Registrant’s Current Report on Form 8-K.)

10.37	Compromise Agreement between Avistar Systems (UK) Limited and Darren Innes dated August 19, 2009* (Filed on August 25, 2009 as an exhibit to the Registrant’s Current Report on Form 8-K.)
10.38	2009 Equity Incentive Plan* (Filed on December 14, 2009 as an exhibit to the Registrant’s Current Report on Form 8-K.)
10.38.1	2009 Equity Incentive Plan Form of Stock Option Agreement* (Filed on December 14, 2009 as an exhibit to the Registrant’s Current Report on Form 8-K.)
10.38.2	2009 Equity Incentive Plan Form of Restricted Stock Unit Agreement* (Filed on December 14, 2009 as an exhibit to the Registrant’s Current Report on Form 8-K.)
10.39†	Patent Purchase Agreement dated December 18, 2009 between Avistar Communications Corporation and Intellectual Ventures Fund 61 LLC.
10.40	Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated December 22, 2009.
10.41	Facility Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2009.
10.42	Second Amended and Restated Collateral Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2009.
10.43	Second Amended and Restated Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 22, 2009.
10.44	Amended and Restated Note Sale Agreement among Gerald J. Burnett, The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust and JPMorgan Chase Bank, N.A.
10.45	Third Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2009.

10.46	Facility Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated January 11, 2010.
10.47	Fourth Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A dated January 11, 2010.
10.48	Reaffirmation of Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated January 11, 2010.
10.49	UCC Financing Statement Amendment between Avistar Communications Corporation and JPMorgan Chase Bank, N.A
10.50	Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 26, 2010
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm: Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see page 43)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement required to be filed an exhibit pursuant to Item 14(c) of Form 10-K.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.