Form 10-Q
period 2010-03-31
AVISTAR COMMUNICATIONS CORP
filed 2010-05-07
CIK 1111632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At April 12, 2010, 39,022,344 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

-i-

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2010 and December 31, 2009
(in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$688	$294
Accounts receivable, net of allowance for doubtful accounts of $16 and $13 at March 31, 2010 and December 31, 2009, respectively	812	1,027
Inventories	36	56
Prepaid expenses and other current assets	193	300
Total current assets	1,729	1,677
Property and equipment, net	208	147
Other assets	133	132
Total assets	$2,070	$1,9566

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Line of credit	$1,100	$11,250
Accounts payable	698	807
Deferred services revenue and customer deposits	1,635	2,008
Income taxes payable	360	23
Accrued liabilities and other	1,254	1,409
Total current liabilities	5,047	15,497
Long-term liabilities:
Other liabilities	73	73
Total liabilities	5,120	15,570
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at March 31, 2010 and December 31, 2009; 40,205,219 and 40,159,466 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	40	40
Less: treasury common stock, 1,182,875 shares at March 31, 2010 and December 31, 2009, at cost	(53)	(53)
Additional paid-in-capital	102,839	102,504
Accumulated deficit	(105,876)	(116,105)
Total stockholders’ equity (deficit)	(3,050)	(13,614)
Total liabilities and stockholders’ equity (deficit)	$2,070	$1,956

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2010 and 2009
(in thousands, except per share data)
	Three Months Ended March 31,
	2010	2009
	(unaudited)
Revenue:
Product	$82	$1,347
Licensing and sale of patents	14,149	120
Services, maintenance and support	545	1,163
Total revenue	14,776	2,630
Costs and expenses:
Cost of product revenues*	153	375
Cost of services, maintenance and support revenues*	383	802
Income from settlement and patent licensing	—	(1,057)
Research and development*	1,939	911
Sales and marketing*	613	723
General and administrative*	1,114	1,223
Total costs and expenses	4,202	2,977
Income (loss) from operations	10,574	(347)
Other income (expense):
Interest income	1	6
Other expense, net	(9)	(132)
Total other income (expense), net	(8)	(126)
Income (loss) before provision for (benefit from) income taxes	10,566	(473)
Provision for (benefit from) income taxes	337	(58)
Net income (loss)	$10,229	$(415)

Net income (loss) per share – basic	$0.26	$(0.01)
Net income (loss) per share –diluted	$0.26	$(0.01)
Weighted average shares used in calculating basic net income (loss) per share	39,008	34,698
Weighted average shares used in calculating diluted net income (loss) per share	39,297	34,698

*Including stock based compensation of:
Cost of product, services, maintenance and support revenue	23	60
Research and development	101	167
Sales and marketing	42	56
General and administrative	153	199

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2010 and 2009
(in thousands)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$10,229	$(415)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	50	59
Compensation on equity awards issued to consultants and employees	319	482
Provision for doubtful accounts	3	—
Changes in assets and liabilities:
Accounts receivable	212	1,394
Inventories	20	44
Prepaid expenses and other current assets	107	62
Deferred settlement and patent licensing costs	—	318
Other assets	(1)	—
Accounts payable	(109)	114
Deferred income from settlement and patent licensing and other	—	(1,371)
Deferred services revenue and customer deposits	(373)	(1,781)
Income taxes payable	337	(58)
Accrued liabilities and other	(155)	(11)
Net cash provided by (used in) operating activities	10,639	(1,163)
Cash Flows from Investing Activities:
Purchase of property and equipment	(111)	(20)
Net cash used in investing activities	(111)	(20)
Cash Flows from Financing Activities:
Line of credit payments	(11,250)	(3,900)
Proceeds from line of credit	1,100	500
Net proceeds from issuance of common stock	16	160
Net cash used in financing activities	(10,134)	(3,240)
Net increase (decrease) in cash and cash equivalents	394	(4,423)
Cash and cash equivalents, beginning of period	294	4,898
Cash and cash equivalents, end of period	$688	$475

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

Basis of Presentation

The unaudited condensed consolidated balance sheet as of March 31, 2010, the unaudited condensed consolidated results of operations for the three months ended March 31, 2010 and 2009 and the unaudited condensed consolidated cash flows for the three months ended March 31, 2010 and 2009 present the consolidated financial position of Avistar and ASUK after the elimination of all intercompany accounts and transactions. The unaudited condensed consolidated balance sheet of Avistar as of December 31, 2009 was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (GAAP), and certain information and footnote disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the SEC.  Because all of the disclosures required by GAAP are not included, as permitted by the rules of the SEC these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. All gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations and have not been material.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products, services and patented technologies are in the early stages of development. Some of the Company’s products and patented technologies utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products and patented technologies, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated annual losses since inception and had an accumulated deficit of $105.9 million as of March 31, 2010. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The financial statements filed in this report have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited financial statements furnished in this report reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods covered and of the Company’s financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2010.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months.  The Company was not invested in any auction rate securities as of March 31, 2010 and December 31, 2009. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at March 31, 2010 and December 31, 2009 consisted of money market funds with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

Cash and cash equivalents consisted of cash and money market funds of $688,000 and $294,000 at March 31, 2010 and December 31, 2009, respectively.

See Note 3 for further information on fair value.

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s revenues for the three months ended March 31, 2010 and 2009. Revenues from these customers as a percentage of total revenues were as follows for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
	(Unaudited)
Customer A	74%		—
Customer B	20%		—
Customer C	*	%	40%
Customer D	*	%	14%
Customer E	*	%	12%
Customer F	*	%	12%

* Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution, or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of March 31, 2010, the Company had cash and cash equivalents on deposit with a major financial institution that were above the Federal Deposit Insurance Corporation (FDIC) insured limits. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of March 31, 2010, approximately 77% of the Company’s gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of the total gross accounts receivable. As of December 31, 2009, approximately 87% of the Company’s gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of the total gross accounts receivable. No other customer individually accounted for greater than 10% of total accounts receivable as of March 31, 2010 and December 31, 2009.

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
Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, line of credit, and accounts payable at March 31, 2010 and December 31, 2009, approximate fair value because of the short maturity of these instruments.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Raw materials and subassemblies	$—	$1
Finished goods	36	55
Total inventories	$36	$56

Revenue Recognition and Deferred Revenue

The Company recognizes product and services revenue in accordance with Accounting Standards Codification (ASC) 985-605, Revenue Recognition - Software, or ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. The Company derives product revenue from the sale and licensing of a set of desktop (endpoint) products (hardware and software) and infrastructure products (hardware and software) that combine to form an Avistar video-enabled collaboration solution. Services revenue includes revenue from post-contract customer support, training and software development. The fair value of all product, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

Arrangements that include multiple product and service elements may include software and hardware products, as well as post-contract customer support and training. Pursuant to ASC 985-605, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below:

•
Persuasive evidence of an arrangement exists. The Company requires a written contract, signed by both the customer and Avistar, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement, prior to recognizing revenue on an arrangement.

•
Delivery has occurred.  The Company delivers software and hardware to customers either electronically or physically and has no further obligations with respect to the agreement. The standard delivery terms are FOB shipping point.

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

•
Collectibility is probable. To recognize revenue, the Company judges collectibility of the arrangement fees on a customer-by-customer basis pursuant to a credit review policy. The Company typically sells to customers which have had a history of successful collections. For new customers, the Company evaluates the customer’s financial position and ability to pay. If the Company determines that collectibility is not probable based upon the credit review process or the customer’s payment history, revenue is recognized when cash is collected.

If there are any undelivered elements, the Company defers revenue for those elements, as long as vendor specific objective evidence of fair value (VSOE) exists for the undelivered elements. Payment for product is due upon shipment, subject to specific payment terms. Payment for professional services is due upon providing the services, subject to specific payment terms. Reimbursements received for out-of-pocket expenses and shipping costs, which have not been significant to date, are recognized as revenue in accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations.

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

The Company recognizes revenue from the licensing or sale of its intellectual property portfolio according to ASC 985-605, Revenue Recognition – Software, based on the terms of the royalty, partnership, cross-licensing and purchase agreements involved. In the event that a license to the Company’s intellectual property is granted after the commencement of litigation proceedings between the Company and the licensee, the proceeds of such transaction are recognized as licensing revenue only if sufficient historical evidence exists for the determination of fair value of the licensed patents to support the segregation of the proceeds between a gain on litigation settlement and patent license revenues consistent with Financial Accounting Standards Board (FASB) Concepts Statement No. 6, Elements of Financial Statements (CON 6). As of March 31, 2010, these criteria for recognizing license revenue following the commencement of litigation had not been met.

In July 2006, the Company entered into a Patent License Agreement with Sony Corporation (Sony) and Sony Computer Entertainment, Inc. (SCEI). Under the license agreement, the Company granted Sony and its subsidiaries, including SCEI, a license to all of the Company’s patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. The license covers Sony’s video conferencing apparatus as well as other products, including video-enabled personal computer products and certain SCEI PlayStation products. Future royalties under this license are being recognized as estimated royalty-based sales occur in accordance with ASC 985-605, Revenue Recognition - Software.  The Company uses historical and forward looking sales forecasts provided by SCEI and third party sources, in conjunction with past actual royalty reports provided periodically by SCEI directly to the Company, to develop an estimate of royalties recognized for each quarterly reporting period.  The royalty reports the Company receives directly from SCEI are delayed beyond the period in which the actual royalties are generated, and thus the estimate of current period royalties requires significant management judgment and is subject to corrections in a future period once actual royalties become known.

On September 8, 2008 and on September 9, 2008, the Company entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which the Company agreed to integrate the Company’s bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services. An initial cash payment of $3.0 million was made by IBM to the Company on November 7, 2008, and a second non-refundable payment of $1.5 million was made on August 31, 2009.   The Company expects IBM to make one additional non-refundable payment of $1.5 million associated with scheduled phases of delivery.  IBM has agreed to make future royalty payments to us equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold that exceeds a contractual base amount, and maintenance payments received from existing customers, which incorporate the Company’s technology.  The agreements have a five year term and are non-cancelable except for material default by either party.  The agreements convey to IBM a non-exclusive world-wide license to the Company’s patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.  In April 2009, the agreements were amended to extend the initial term from five years to six years.  The Company has determined the value of maintenance based on VSOE, and allocated the residual portion of the initial $6.0 million to the integration project.  The residual portion is being recognized under the percentage of completion method, in accordance with the “Input Method”, and the maintenance revenue will be recognized over the future maintenance service period.  As the Company believes there are no future deliverables associated with the intellectual property patent licenses, no additional provision for this element has been made.  The Company did not recognize any revenue related to the IBM agreement during the three months ended March 31, 2010 since no additional work was performed. For the year ended December 31, 2009, the Company recognized $2.4 million in product revenue and $655,000 in service revenue. The remaining $676,000 is expected to be recognized in product and service revenue under the percentage of completion method over the remaining projected development time. As of March 31, 2010 the Company had $110,000 in unbilled accounts receivable which represents revenue recognized in excess of billings. The estimate of current period percentage of completion requires significant management judgment and is subject to updates in future periods until the project is complete.

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

On January 21, 2010, the Company completed the sale of substantially all of its U.S. patents and patent applications, and related foreign patents and patent applications to Intellectual Ventures Fund 61 LLC (“Intellectual Ventures”) related to an agreement that was entered into on December 18, 2009.  The Company received the purchase price of $11.0 million from Intellectual Ventures on January 21, 2010.  The Company also obtained a full grant-back royalty-free, irrevocable license to the patent portfolio from Intellectual Ventures to make, use and sell any Avistar product or service covered by the patents sold.

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

On November 12, 2004, the Company entered into a settlement and a patent cross-license agreement with Polycom Inc., thus ending litigation against Polycom, Inc. for patent infringement. As part of the settlement and patent cross-license agreement with Polycom, Inc, the Company granted Polycom, Inc. a non-exclusive, fully paid-up license to its entire patent portfolio. The settlement and patent cross-license agreement includes a five-year capture period from the date of the settlement, adding all new patents with a priority date extending up to five years from the date of execution of the agreement. Polycom, Inc., as part of the settlement and patent cross-licensing agreement, made a one-time payment to the Company of $27.5 million and the Company paid $6.4 million in contingent legal fees to the Company’s litigation counsel upon completion of the settlement and patent cross-licensing agreement. The contingent legal fees were payable only in the event of a favorable outcome from the litigation with Polycom, Inc.  The Company recognized the gross proceeds of $27.5 million from the settlement and patent cross-license agreement as income from settlement and patent licensing within operations over the five-year capture period, due to a lack of evidence necessary to apportion the proceeds between an implied punitive gain element in the settlement of the litigation, and software license revenues from the cross-licensing of the Company’s patented technologies for prior and future use by Polycom, Inc. Additionally, the $6.4 million in contingent legal fees was deferred and was amortized to income from settlement and patent licensing over the five year capture period, resulting in a net of $21.1 million being recognized as income within operations over the five year capture period. As of December 31, 2009, the deferred net income from settlement and patent licensing with Polycom, Inc. was fully recognized.

Warranty

The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. There was no warranty accrual as of March 31, 2010 and December 31, 2009.

Research and Development

Research and development costs include engineering expenses, such as salaries and related benefits, depreciation, professional services and overhead expenses related to the general development of the Company’s products, and are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company has not capitalized any software development costs since the period between establishing technological feasibility and general release of the product is relatively short, and these costs have not been significant.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (ASC 718) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the service period.

The effect of recording stock-based compensation for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Stock-based compensation expense by type of award:
Employee stock options	$234	$476
Employee restricted stock units	74	—
Non-employee stock options	—	1
Non-employee restricted stock units	3	—
Employee stock purchase plan	8	5
Total stock-based compensation	319	482
Tax effect of stock-based compensation	—	—
Net effect of stock-based compensation on net loss	$319	$482

Valuation Assumptions for Stock-Based Compensation

The Company estimated the fair value of stock options and rights to acquire stock granted under the employee stock purchase plan (“ESPP”) using a Black-Scholes-Merton valuation model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin (SAB) No. 107. The following weighted-average assumptions and the straight-line attribution approach were used in estimating the fair value of employee stock option grants and ESPP shares for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
		(unaudited)
Employee Stock Option Plan
Expected dividend	—%	—%
Average risk-free interest rate	2.1%	1.4%
Expected volatility	136%	109%
Expected term (years)	4.1	4.0

Employee Stock Purchase Plan
Expected dividend	—%	—%
Average risk-free interest rate	0.2%	0.4%
Expected volatility	241%	148%
Expected term (months)	6.0	6.0

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

Summary of Stock Options

Information regarding the stock options outstanding at March 31, 2010 is summarized below:

	Number of Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of March 31,2010
Options outstanding	11,060,618	$1.42	5.04	$37
Options vested and expected to vest	10,388,917	$1.45	4.79	$33
Options exercisable	7,712,071	$1.65	3.41	$17

The pretax intrinsic value of outstanding options is the difference between the closing price of Avistar shares as quoted on the Pink Sheets, an over-the-counter securities market, on March 31, 2010 and the exercise price, multiplied by the number of in-the-money options. The intrinsic value of options changes based on the fair market value of Avistar stock.

As of March 31, 2010, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $1.9 million before estimated forfeitures and after actual cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 14% for its executive options and 25% for non-executive options. Accordingly, as of March 31, 2010, the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $738,000 and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $1.2 million after estimated forfeitures and after actual cancellations. This amount will be recognized over an estimated weighted average period of 2.8 years. For the three months ended March 31, 2010 and 2009, the Company granted 160,000 and 378,000 stock options to employees, with an estimated total grant-date fair value of $63,000 and $255,000, or $0.39 and $0.67 per share, respectively.

Summary of Restricted Stock Units

Information regarding the restricted stock units outstanding as of March 31, 2010 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of March 31, 2010
Restricted stock units outstanding	1,680,000	1.66	$840
Restricted stock units vested and expected to vest	1,512,016	1.66	$756

The intrinsic value of the restricted stock units is calculated as the market value at end of the fiscal period, based on the closing price of Avistar shares as quoted on the Pink Sheets as of March 31, 2010 of $0.50.

As of March 31, 2010, the Company had an unrecognized stock-based compensation balance related to restricted stock units to employees and a non-employee consultant of approximately $537,000, adjusted for estimated forfeitures, which will be recognized over a weighted average period of 1.66 years. The Company granted 80,000 restricted stock units to a non-employee consultant for the three months ended March 31, 2010. There were no restricted stock units granted to employees for the three months ended March 31, 2010 and 2009.

3. Fair Value Measurement

ASC 820, Fair Value Measurements and Disclosures (ASC 820) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) as of March 31, 2010 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash Equivalents (unaudited):
Money market funds	$5	$5	$—	$—
Total cash equivalents	$5	$5	$—	$—

4. Related Party Transactions

UBS Warburg LLC, which is an affiliate of UBS AG, is a stockholder of the Company and is also a customer of the Company. As of March 31, 2010 and December 31, 2009, UBS Warburg LLC held less than 5% of the Company’s stock. Revenue from UBS Warburg LLC and its affiliates represented 1% and 8% of the Company’s total revenue for the three months ended March 31, 2010 and 2009, respectively.  Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. As of March 31, 2010 and December 31, 2009, the Company had accounts receivable outstanding from UBS Warburg LLC and its affiliates of approximately $27,000 and $191,000, respectively.

5. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share of common stock is presented in conformity with ASC 260, Earnings Per Share (ASC 260), for all periods presented. In accordance with ASC 260, basic net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and vesting of restricted stock units that have a dilutive effect when applying the treasury stock method.

For the three months ended March 31, 2010, due to the Company’s net income for the period, the Company included the net effect of the weighted average number of shares and potential common shares outstanding during the period in the calculation of diluted net income per share.  Approximately 11.2 million weighted average stock options and 25,000 weighted average restricted stock units were antidilutive (owing to the fact that the exercise prices of the options were in excess of the average market price of the Company's common stock during the three months ended March 31, 2010) and thus were excluded from the diluted net income per share calculation for the three months ended March 31, 2010. The Company excluded all outstanding stock options from the calculation of diluted net loss per share for the three months ended March 31, 2009, because all such securities are anti-dilutive (owing to the fact that the Company was in a loss position during the time period). Accordingly, diluted net loss per share is equal to basic net loss per share for the three months ended March 31, 2009. The total number of potential dilutive common shares excluded from the calculation of diluted net loss per share for the three months ended March 31, 2009 was 290,044.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Numerator:
Net income (loss) – basic and diluted	$10,229	$(415)

Denominator:
Basic weighted average shares outstanding	39,008	34,698
Add: dilutive employee stock options	17	—
Add: dilutive employee restricted stock units	272	—
Diluted weighted average shares outstanding	39,297	34,698

Net income (loss) per share – basic	$0.26	$(0.01)
Net income (loss) per share - diluted	$0.26	$(0.01)

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740.  ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  No material changes have occurred in the Company’s tax positions taken as of December 31, 2009 during the three months ended March 31, 2010. As of December 31, 2009, the Company had a net deferred tax asset of $27.5 million and unrecognized tax benefit under ASC 740 of $913,000.  A valuation allowance has been provided for the entire net deferred tax assets.

The provision for income taxes was $337,000 for the three months ended March 31, 2010 which consists primarily of federal and state alternative minimum taxes due to the Company’s profitability for the quarter as a result of the sale of substantially all of the Company’s patents and patent applications to Intellectual Ventures for $11.0 million. The benefit from income taxes of $58,000 for the three months ended March 31, 2009 reflected the realization of foreign corporate income tax benefit related to prior tax years for Avistar Systems U.K. Limited, the Company’s wholly-owned subsidiary in United Kingdom.

7. Segment Reporting

Disclosure of segments is presented in accordance with ASC 280, Segment Reporting (ASC 280). ASC 280 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (products division) and (2) the prosecution, maintenance, support and generation of licensing revenue through license or sale of the Company’s intellectual property and technology, some of which is used in the Company’s products (intellectual property division). Service revenue relates mainly to the maintenance, support, training and software development, and is included in the products division for purposes of reporting and decision-making. The products division also engages in corporate functions, and provides financing and services to its intellectual property division. The Company’s chief operating decision-maker, its Chief Executive Officer (CEO), monitors the Company’s operations based upon the information reflected in the following table (in thousands). The table includes a reconciliation of the revenue and expense classification used by the CEO with the revenue, other income and expenses reported in the Company’s condensed consolidated financial statements included elsewhere herein. The reconciliation for the revenue category reflects the fact that the CEO views activity recorded in the account “income from settlement and patent licensing” as revenue within the intellectual property division.

	Intellectual Property Division	Products Division	Reconciliation	Total
Three Months Ended March 31, 2010 (unaudited)
Revenue	$14,149	$627	$—	$14,776
Depreciation expense	—	(50)	—	(50)
Stock-based compensation	63	256	—	319
Total costs and expenses	802	3,400	—	4,202
Interest income	—	1	—	1
Interest expense	—	(9)	—	(9)
Net income (loss)	13,347	(3,118)	—	10,229
Assets	532	1,538	—	2,070
Three Months Ended March 31, 2009 (unaudited)
Revenue	$1,177	$2,510	$(1,057)	$2,630
Depreciation expense	—	(59)	—	(59)
Stock-based compensation	87	395	—	482
Total costs and expenses	(360)	(3,674)	1,057	(2,977)
Interest income	—	6	—	6
Interest expense	—	(132)	—	(132)
Net income (loss)	817	(1,232)	—	(415)
Assets	1,394	2,119	—	3,513

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 25% and 29% of total revenues for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, international revenues from customers in the United Kingdom accounted for 3% and 24% of total product and services revenue, respectively.  The Company had no significant long-lived assets in any country other than in the United States for any period presented.

8.  Borrowings

Line of Credit

On December 23, 2006, the Company entered into a Revolving Credit and Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit subject to annual renewal with the consent of the Company and the lender. The Revolving Credit and Promissory Note was renewed and amended on December 22, 2009 which extended the maturity date of the facility by one year to December 21, 2010, and increased the line of credit from $10.0 million to $11.25 million through and including March 31, 2010 and then decreased the line of credit to $6.0 million.  The maximum facility amount was further reduced to $5.0 million in March 2010 for the remainder of the period through the maturity date.   The amended security agreement, that was further amended on January 12, 2010, granted the lender a security interest in and right of setoff against substantially all of the Company’s assets, tangible and intangible, except for substantially all of Avistar’s patents and patent applications sold to Intellectual Ventures pursuant to a patent purchase agreement dated as of December 18, 2009. Gerald Burnett, the Company’s Chairman, provided a collateralized guarantee to the financial institution, assuring payment of the Company’s obligations under the agreement and as a consequence, there are no restrictive covenants, allowing the Company greater access to the full amount of the facility. Dr. Burnett also provided a personal guarantee to the Company assuring the Company a line of credit of $7.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 21, 2010 to March 31, 2011.

The renewed line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 0.90% or Prime Rate plus 1.00%. The Company elected Adjusted LIBOR plus 0.90% or 1.15% at December 31, 2009. The Company repaid $11.25 million from the proceeds of the sale of substantially all of the Company’s patents and patent applications to Intellectual Ventures and subsequently borrowed $1.1 million under the revolving line of credit during the three months ended March 31, 2010, and had a balance of $1.1 million outstanding as of March 31, 2010.

9.  Commitments and Contingencies

Software Indemnifications

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally limited to the cost of products purchased per customer, but may be material when customer purchases since inception are considered in aggregate. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2010.

10. Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issue Task Force (ASU 2009-13), and ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available.  ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  Both statements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company plans to adopt these statements on their effective date. The Company does not expect the adoption of these statements to have a material impact of the Company’s financial condition and results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The Company adopted this statement on January 1, 2010. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operation.  The Company does not expect the adoption of this statement relating to disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements to have a material impact of the Company’s financial condition and results of operations.
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

11. Subsequent Events

The Company has evaluated subsequent events and has concluded that no subsequent events have occurred since the quarter ended March 31, 2010 that required additional disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 30, 2010.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains both historical information and forward-looking statements. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the various risks and other factors that were discussed  under “Risk Factors” and elsewhere in the 2009 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. These factors may cause our actual results to differ materially from any forward looking statement.   Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.  These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.  In addition, historical information should not be considered an indicator of future performance.

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

We have three go-to-market strategies. Product and Technology Sales involves direct and channel sales of video and unified communications and collaboration solutions and associated support services to the Global 5000. Partner and Technology Licensing involves co-marketing, sales and development, embedding, integration and interoperability to enterprises. IP Licensing involves the prosecution, maintenance, support and generation of licensing revenue through either license or sale of the intellectual property that we have developed, some of which is used in our products.

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. On January 19, 2010, we licensed our patents to Springboard Group S.A.R.L., or SKYPE, for an upfront license payment of $3.0 million. On January 21, 2010, we sold substantially all of our patent portfolio and associated patent applications to Intellectual Ventures Fund 61 LLC  for a one time cash payment of $11.0 million.  Nevertheless, we retained royalty rights under our existing patent license agreements as well as a grant back license to the patents and patent applications for our current and future products.  As a result of this sale, we expect our efforts and expenditures on patent prosecution, licensing and settlement activities in future periods to be reduced.  As of March 31, 2010, we held 1 issued Canadian patent, as well as 7 U.S. patent applications and 1 European patent application. We continue an active program to strategically grow and protect our intellectual property portfolio, primarily through the filing of patent applications. In the future, we also plan to generate licensing revenue through the license or sale of our existing patent portfolio and patent applications.

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

Management believes that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2010 from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue
	Three Months Ended March 31,
	2010	2009
Revenue:
Product	1%	51%
Licensing and sale of patents	96	5
Services, maintenance and support	3	44
Total revenue	100	100
Costs and Expenses:
Cost of product revenues	1	14
Cost of services, maintenance and support revenues	3	30
Income from settlement and patent licensing	—	(40)
Research and development	13	35
Sales and marketing	4	27
General and administrative	8	47
Total costs and expenses	29	113
Income (loss) from operations	71	(13)
Other income (expense):
Other expense, net	—	(5)
Total other income (expense), net	—	(5)
Income (loss) before provision for (benefit from) income taxes	71	(18)
Provision for (benefit from) income taxes	2	(2)
Net income (loss)	69%	(16)%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Revenue

Total revenue increased by $12.1 million or 462%, to $14.8 million for the three month period ended March 31, 2010, from $2.6 million for the three months ended March 31, 2009, primarily due to the sale of substantially all of our patents to Intellectual Ventures for $11.0 million and licensing revenue from SKYPE for $3.0 million, partially offset by a decrease in hardware sales revenue and software revenue.

•
Product revenue decreased by $1.3 million or 94%, to $82,000 for the three month period ended March 31, 2010 from $1.3 million for the three months ended March 31, 2009. This was primarily due to a decrease in software product revenue recognized on our agreement with IBM, and lower software and hardware product sales during the quarter ended March 31, 2010, compared to the same period in 2009.

•
Licensing and patent sale revenue, relating to the licensing and sale of our patent portfolio, increased by $14.0 million, to $14.1 million for the three month period ended March 31, 2010 from $120,000 for the three months ended March 31, 2009.  This was due to the sale of substantially all of our patents to Intellectual Ventures for $11.0 million and licensing revenue from SKYPE for $3.0 million. As a result of the sale of substantially all of our patent portfolio, we expect our efforts and expenditures on patent prosecution, licensing and settlement activities in future periods to be reduced.

•
Services, maintenance and support revenue, which includes funded software development and maintenance and support, decreased by $618,000, or 53%, to $545,000 for the three months ended March 31, 2010, from $1.2 million for the three months ended March 31, 2009. This was primarily due to a decrease in service revenue from software implementation and enhancement services and a decrease in revenue from maintenance contracts with existing customers in the quarter ended March 31, 2010.

For the three months ended March 31, 2010, revenue from two customers accounted for 94% of total revenue compared to four customers and 78% for the three months ended March 31, 2009. No other customer accounted for greater than 10% of total revenue in either period.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and expenses

Cost of product revenues. Cost of product revenues decreased by $222,000 or 59%, to $153,000 for the three months ended March 31, 2010 from $375,000 for the three months ended March 31, 2009.  The decrease was mainly attributable to lower hardware product sales, reduced headcount and a reduction in personnel related expense in the quarter ended March 31, 2010.

Cost of services, maintenance and support revenues. Cost of services, maintenance and support revenues decreased by $419,000, or 52%, to $383,000 for the three months ended March 31, 2010, from $802,000 for the three months ended March 31, 2009, primarily due to a decrease in software implementation and enhancement services for customers in the quarter ended March 31, 2010.

Income from settlement and patent licensing. Income from settlement and patent licensing decreased $1.1 million or 100%, to $0 for the three months ended March 31, 2010 from $1.1 million for the three months ended March 31, 2009. The decrease was due to the completion of recognition of the net proceeds from the Polycom settlement and cross-license agreement in November 2009.

Research and development. Research and development expenses increased by $1.0 million, or 113%, to $1.9 million for the three months ended March 31, 2010 from $911,000 for the three months ended March 31, 2009.  The increase was primarily due to the bonus payout to employees of our Intellectual Property division totaling $470,000 as a result of the completion of the sale of substantially all of our  patents to Intellectual Ventures,  an increase in engineering headcount and deployment of external labor to accelerate the delivery of our product roadmap,  and a lower allocation of engineering employee and external labor expenses to cost of services, maintenance and support revenue associated with software implementation and enhancement services  during the three months ended March 31, 2010, compared to the same period of the prior year.

Sales and marketing. Sales and marketing expenses decreased $110,000 or 15%, to $613,000 for the three months ended March 31, 2010, from $723,000 for the three months ended March 31, 2009, primarily due to a reduction in personnel and personnel related expenses.

General and administrative. General and administrative expenses decreased by $109,000, or 9% to $1.1 million for the three months ended March 31, 2010, from $1.2 million for the three months ended March 31, 2009, primarily due reduced headcount, a reduction in personnel related expenses and the ongoing cost optimization effort.

Other income (expense)

Interest income. Interest income decreased $5,000 or 83%, to $1,000 for the three months ended March 31, 2010, from $6,000 for the three months ended March 31, 2009. The decrease was primarily due to lower average outstanding balance of cash and cash equivalents that earned interest and lower interest rates in the three months ended March 31, 2010 compared to the same period in 2009.

Other expense, net. Other expense, net, decreased by $123,000, or 93%, to $9,000 for the three months ended March 31, 2010, from $132,000 for the three months ended March 31, 2009, primarily due to a decrease in interest expense as a result of a lower average debt balance and lower interest rates.

Provision for (benefit from) income taxes

The provision for income taxes was $337,000 for the three months ended March 31, 2010 which consists primarily of federal and state alternative minimum taxes due to our profitability for the quarter as a result of the sale of substantially all of our patents and patent applications to Intellectual Ventures for $11.0 million. The benefit from income taxes of $58,000 for the three months ended March 31, 2009 reflected the realization of foreign corporate income tax benefit related to prior tax years for Avistar Systems U.K. Limited, our wholly-owned subsidiary in the United Kingdom.

Liquidity and Capital Resources

We had cash and cash equivalents of $688,000 and $294,000 as of March 31, 2010 and December 31, 2009, respectively. For the three months ended March 31, 2010, we had a net increase in cash and cash equivalents of $394,000. The net cash provided by operations of $10.6 million for the three months ended March 31, 2010 resulted primarily from the net income of $10.2 million. The net cash used in investing activities of $111,000 for the three months ended March 31, 2010 was related to the purchase of property and equipment.  The net cash used in financing activities of $10.1 million for the three months ended March 31, 2010 related primarily to payments made on our line of credit of $11.25 million, offset by $1.1 million of borrowings on our line of credit.

At March 31, 2010, we had approximately $1.9 million in minimum commitments under non-cancelable operating leases net of sublease proceeds related to our office space facilities in California and New York.

On December 23, 2006, we entered into a Revolving Credit and Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit subject to annual renewal with the consent of the Company and the lender. The Revolving Credit and Promissory Note was renewed and amended on December 22, 2009 which extended the maturity date of the facility by one year to December 21, 2010, and increased the line of credit from $10.0 million to $11.25 million through and including March 31, 2010 and then decreased the line of credit to $6.0 million. The maximum facility amount was further reduced to $5.0 million in March 2010 for the remainder of the period through the maturity date.   The amended security agreement, that was further amended on January 12, 2010, granted the lender a security interest in and right of setoff against substantially all of our assets, tangible and intangible, except for substantially all of our patents and patent applications which we sold to Intellectual Ventures Fund 61 LLC pursuant to a patent purchase agreement dated as of December 18, 2009. Gerald Burnett, our Chairman, provided a collateralized guarantee to the financial institution, assuring payment of our obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility. Dr. Burnett also provided a personal guarantee to us assuring us a line of credit of $7.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 21, 2010 to March 31, 2011. The renewed line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 0.90% or Prime Rate plus 1.00%. We elected Adjusted LIBOR plus 0.90% or 1.15% at December 31, 2009. We repaid $11.25 million from the proceeds of the sale of substantially all of our patents and patent applications to Intellectual Ventures and subsequently borrowed $1.1 million under the revolving line of credit during the three months ended March 31, 2010, and had a balance of $1.1 million outstanding as of March 31, 2010.

On January 19, 2010, we entered into a patent license agreement with Springboard Group S.A.R.L., or SKYPE.  Under the agreement, we granted to SKYPE for the lives of the patents, a royalty-free, irrevocable, non-exclusive license under certain patents to make, have made (subject to certain limitations), use, import or export, offer to sell, sell, lease, license, or otherwise transfer or distribute certain licensed products.  These granted rights and license include rights for authorized entities and end users of SKYPE to form combinations with other products for certain authorized purposes.  As consideration for the license, we received a payment of $3.0 million from SKYPE on January 25, 2010.
On January 21, 2010, we completed the sale of substantially all of our U.S. patents and patent applications, and related foreign patents and patent applications to Intellectual Ventures related to an agreement that was entered into on December 18, 2009.  We received the purchase price of $11.0 million from Intellectual Ventures on January 21, 2010.  We also obtained a full grant-back royalty-free, irrevocable license to the patent portfolio from Intellectual Ventures to make, use and sell any Avistar product or service covered by the patents sold.
As of March 31, 2010, we had no material off-balance sheet arrangements, other than the operating lease described above.   We enter into indemnification provisions under agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of March 31, 2010, we have not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and therefore, we have no liabilities recorded for these agreements as of March 31, 2010.

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

(b)         Changes in internal control over financial reporting: There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks.  The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations.  Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2009 and in our other public filings.

This risks set forth below supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Risks Relating to Our Common Stock

Our stock is quoted on the Pink Sheets, which may decrease the liquidity of our common stock.

On June 24, 2009, the NASDAQ Stock Market, Inc. suspended our common stock from trading on NASDAQ because we did not evidence a market value of listed securities above $35.0 million for ten consecutive trading days, or otherwise demonstrate compliance with alternative continued listing standards, during the period from April 2, 2009 to June 22, 2009.  Since that time our common stock has been quoted on the Pink Sheets under the symbol AVSR.PK.  On August 6, 2009, we withdrew our appeal to the NASDAQ Listing and Hearing Review Council. On August 31, 2009, the NASDAQ Stock Market, Inc. officially delisted our common stock.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 64% of our common stock as of March 31, 2010. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

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

We recorded a net income of $10.2 million for the three months ended March 31, 2010, a net loss of $4.0 million for fiscal year 2009 and a net loss of $6.4 million for fiscal year 2008. As of March 31, 2010, our accumulated deficit was $105.9 million. Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business and pursue licensing opportunities. As a result, to remain profitable, we will need to increase our revenue from product sales and patent licensing or sales by increasing sales to existing customers and by attracting additional new customers, distribution partners and patent licensees. If our revenue does not increase adequately, we may not become profitable. Due to the volatility of our product and licensing revenue and our income from settlement and patent licensing activities, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis. If we fail to maintain profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available on acceptable terms, could cause our business to suffer.

We may need to arrange for the availability of additional funding in order to meet our future business requirements. We have a revolving credit facility that matures on December 21, 2010, which provides us with a maximum line of credit amount of $5.0 million as of March 31, 2010. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.  We have in the past, and may in the future, reduce our expenditures by reducing our employee headcount in order to better align our expenditures with our available resources.  Any such reductions may adversely affect our ability to maintain or grow our business.

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

Because we still depend on a few customers for a majority of our license revenue, product revenue, services revenue, and income from settlement and patent licensing, the loss of one or more of them could cause a significant decrease in our operating results.

As of March 31, 2010, approximately 77% of our gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2009, approximately 87% of our gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of our gross accounts receivable.

The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could cause our revenue to decline and our losses to increase.  Additionally, we completed the amortization of the Polycom, Inc. proceeds in 2009. If we are unable to license our current and future patent portfolio to additional parties on terms equal to or better than our agreements with Polycom, Inc. and others, our licensing revenue and our income from settlement and licensing will decline, which could cause our losses to increase. We currently depend on a limited number of customers with lengthy budgeting cycles and unpredictable buying patterns, and as a result, our revenue from quarter-to-quarter or year-to-year may be volatile. Adverse changes in our revenue or operating results as a result of these budgeting cycles or any other reduction in capital expenditures by our large customers could substantially reduce the trading price of our common stock.

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

Difficulties or delays in integrating our products with technology partners’ products could harm our revenue and margins.

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

The market in which we operate is highly competitive. In addition, because our industry is relatively new and is characterized by rapid technological change, evolving user needs, developing industry standards and protocols and the introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market. Currently, our competition comes from many other kinds of companies, including communication equipment, integrated solution, broadcast video and stand-alone “point solution” providers. Within the video-enabled network communications market, we compete primarily against Polycom, Inc., Cisco Systems, Inc., Sony Corporation, Apple Inc., Radvision Ltd. and Emblaze-VCON Ltd.  Many of these companies, including Polycom, Inc., Cisco, Sony, Radvision and Emblaze-VCON have acquired rights to use our patented technology through licensing agreements with us, which, in some cases, include rights to use future patents filed by us.  With increasing interest in the power of video collaboration and the establishment of communities of users, we believe we face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Inc., Avaya, Inc., Microsoft Corporation and Nortel Networks Corporation that enable web-based or network-based video communications with low-cost digital camera systems.

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

In prior periods, we have relied on patent licensing revenues and income from settlement and licensing activities to provide significant funding for our operations.  We recognized a total of $4.5 million, $5.2 million, and $21.2 million in licensing revenues and income from settlement and licensing activities for the years ended December 31, 2009, 2008 and 2007, respectively.  In January 2010, we sold substantially all of our patent portfolio and associated patent applications to Intellectual Ventures for a one time cash payment of $11.0 million.  We retained royalty rights under our existing patent license agreements as well as a grant back license to the patents and patent applications for our current and future products.  As a result of this sale, we expect our efforts and expenditures on patent prosecution, licensing and settlement activities in future periods to be substantially reduced and our prospects for revenues from the licensing or sale of patents and patent applications and our prospects for generating new income from settlement and licensing activities to also be substantially reduced.  Accordingly, our ongoing operations will have to be funded directly from operations and from debt and equity financing activities.  Failure to generate cash from operations or from debt or equity financing activities would have a substantial and adverse affect on our business, operations and prospects.

Future revenues and income from settlement and licensing activities are difficult to predict for several reasons, including our lengthy and costly licensing cycle. Our failure to predict revenues and income accurately may cause us to miss analysts’ estimates and result in our stock price declining.

Because our licensing cycle is a lengthy process, the accurate prediction of future revenues and income from settlement and patent licensing from new licensees is difficult. The process of persuading companies to adopt our technologies can be lengthy, and other challenges to our patent portfolio may further complicate and delay our patent licensing efforts.  There is also a tendency in the technology industry to close business deals at the end of a quarter, thereby increasing the likelihood that a possible material deal would not be concluded in a current quarter, but slip into a subsequent reporting period. This kind of delay may result in a given quarter’s performance being below analyst or shareholder expectations. The proceeds of our intellectual property licensing efforts tend to be sporadic and difficult to predict. Recognition of those proceeds as revenue or income from settlement and licensing activities depends on the terms of the license agreement involved, and the circumstances surrounding the agreement. To finance litigation to defend or enforce our intellectual property rights, we may enter into contingency arrangements and other strategic transactions with investors, legal counsel or other advisors that would give such parties a significant portion of any future licensing and settlement amounts derived from our patent portfolio. As a result, our licensing and enforcement efforts are expected to result in significant volatility in our quarterly and annual financial condition and results of operations, which may result in us missing investor expectations, which may cause our stock price to decline. As a result of the sale of substantially all of our patents in January 2010, we expect our efforts and expenditures on patent prosecution, licensing, sale and settlement activities in future periods to be reduced.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 25% and 29% of total revenues for the three months ended March 31, 2010 and 2009, respectively. Some of the risks we may encounter in conducting international business activities include the following:

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

10.1†	Patent License Agreement dated January 19, 2010 between Avistar Communications Corporation and Springboard Group S.A.R.L.
10.2	Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated February 22, 2010.
10.3	Reaffirmation of Guaranty issued by Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated February 22, 2010.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 7th day of May 2010.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ Robert F. Kirk
Robert F. Kirk
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Elias A. MurrayMetzger
Elias A. MurrayMetzger
Chief Financial Officer, Chief Administrative Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Patent License Agreement dated January 19, 2010 between Avistar Communications Corporation and Springboard Group S.A.R.L.
10.2	Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated February 22, 2010.
10.3	Reaffirmation of Guaranty issued by Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated February 22, 2010.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.