Form 10-Q
period 2010-09-30
AVISTAR COMMUNICATIONS CORP
filed 2010-11-05
CIK 1111632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At October 27, 2010, 39,121,360 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

-i-

PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2010 and December 31, 2009
(in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$354	$294
Accounts receivable, net of allowance for doubtful accounts of $9 and $13 at September 30, 2010 and December 31, 2009, respectively	1,556	1,027
Inventories	29	56
Prepaid expenses and other current assets	692	300
Total current assets	2,631	1,677
Property and equipment, net	195	147
Other assets	133	132
Total assets	$2,959	$1,956

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Line of credit	$6,000	$11,250
Accounts payable	806	807
Deferred services revenue and customer deposits	1,163	2,008
Income taxes payable	80	23
Accrued liabilities and other	1,105	1,409
Total current liabilities	9,154	15,497
Long-term liabilities:
Other liabilities	51	73
Total liabilities	9,205	15,570
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at September 30, 2010 and December 31, 2009; 40,304,235 and 40,159,466 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	40	40
Less: treasury common stock, 1,182,875 shares at September 30, 2010 and December 31, 2009, at cost	(53)	(53)
Additional paid-in-capital	103,544	102,504
Accumulated deficit	(109,777)	(116,105)
Total stockholders’ equity (deficit)	(6,246)	(13,614)
Total liabilities and stockholders’ equity (deficit)	$2,959	$1,956

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2010 and 2009
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue:
Product	$1,249	$289	$1,640	$3,235
Licensing and sale of patents	379	350	14,736	572
Services, maintenance and support	609	790	1,659	3,130
Total revenue	2,237	1,429	18,035	6,937
Costs and expenses:
Cost of product revenues*	131	263	369	926
Cost of services, maintenance and support revenues*	387	737	1,053	2,400
Income from settlement and patent licensing	—	(1,057)	—	(3,171)
Research and development*	1,579	891	5,083	2,777
Sales and marketing*	739	629	2,048	1,992
General and administrative*	1,143	1,709	3,280	4,143
Total costs and expenses	3,979	3,172	11,833	9,067
Income (loss) from operations	(1,742)	(1,743)	6,202	(2,130)
Other income (expense), net	(20)	(126)	(37)	(358)
Income (loss) before provision for (benefit from) income taxes	(1,762)	(1,869)	6,165	(2,488)
Provision for (benefit from) income taxes	(262)	16	(163)	(37)
Net income (loss)	$(1,500)	$(1,885)	$6,328	$(2,451)

Net income (loss) per share - basic	$(0.04)	$(0.05)	$0.16	$(0.07)
Net income (loss) per share - diluted	$(0.04)	$(0.05)	$0.16	$(0.07)
Weighted average shares used in calculating
basic net income (loss) per share	39,090	38,970	39,040	36,759
Weighted average shares used in calculating
diluted net income (loss) per share	39,090	38,970	39,572	36,759

*Including stock based compensation of:
Cost of product, services, maintenance and support revenue	$15	$53	$31	$175
Research and development	86	110	288	435
Sales and marketing	67	48	152	155
General and administrative	241	218	524	642

The accompanying notes are an integral part of these financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2010 and 2009
(in thousands)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$6,328	$(2,451)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	181	182
Compensation on equity awards issued to consultants and employees	995	1,407
Provision for doubtful accounts	(4)	(7)
Changes in assets and liabilities:
Accounts receivable	(525)	1,547
Inventories	27	171
Prepaid expenses and other current assets	(392)	68
Deferred settlement and patent licensing costs	—	955
Other assets	(1)	—
Accounts payable	(1)	98
Deferred income from settlement and patent licensing and other	(22)	(4,076)
Deferred services revenue and customer deposits	(845)	(2,459)
Income taxes payable	57	17
Accrued liabilities and other	(304)	255
Net cash provided by (used in) operating activities	5,494	(4,293)
Cash Flows from Investing Activities:
Purchase of property and equipment	(229)	(47)
Net cash used in investing activities	(229)	(47)
Cash Flows from Financing Activities:
Line of credit payments	(11,250)	(5,049)
Proceeds from line of credit	6,000	4,700
Net proceeds from issuance of common stock	45	173
Net cash used in financing activities	(5,205)	(176)
Net increase (decrease) in cash and cash equivalents	60	(4,516)
Cash and cash equivalents, beginning of period	294	4,898
Cash and cash equivalents, end of period	$354	$382

Non-cash financing activities:
Debt converted to equity	$—	$2,940

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

Basis of Presentation

The unaudited condensed consolidated balance sheet as of September 30, 2010, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 present the consolidated financial position of Avistar and ASUK after the elimination of all intercompany accounts and transactions. The unaudited condensed consolidated balance sheet of Avistar as of December 31, 2009 was derived from audited financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (GAAP), and certain information and footnote disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Because all of the disclosures required by GAAP are not included, as permitted by the rules of the SEC, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. All gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations and have not been material for any period presented.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products, services and patented technologies are in the early stages of development. Some of the Company’s products and patented technologies utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products and patented technologies, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated annual losses since inception and had an accumulated deficit of $109.8 million as of September 30, 2010. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months.  The Company was not invested in any auction rate securities as of September 30, 2010 and December 31, 2009. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at September 30, 2010 and December 31, 2009 consisted of money market funds with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

See Note 3 for further information on fair value.

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s revenues for the three and nine months ended September 30, 2010 and 2009. Revenues from these customers as a percentage of total revenues were as follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Customer A	30.5%	30.9%	*%	14.6%
Customer B	30.2%	*%	*%	37.5%
Customer C	16.9%	24.5%	*%	*%
Customer D	11.8%	*%	*%	*%
Customer E	*%	*%	61.0%	*%
Customer F	*%	*%	16.6%	*%
Customer G	*%	31.0%	*%	18.4%
* Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution, or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of September 30, 2010, the Company had cash and cash equivalents on deposit with a major financial institution that were above the Federal Deposit Insurance Corporation (FDIC) insured limits. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of September 30, 2010, approximately 88% of the Company’s gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of the total gross accounts receivable. As of December 31, 2009, approximately 87% of the Company’s gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of the total gross accounts receivable. No other customer individually accounted for greater than 10% of total accounts receivable as of September 30, 2010 and December 31, 2009.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, line of credit, and accounts payable at September 30, 2010 and December 31, 2009, approximate fair value because of the short maturity of these instruments.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. Inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Raw materials and subassemblies	$—	$1
Finished goods	29	55
Total inventories	$29	$56

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

On September 8, 2008 and on September 9, 2008, the Company entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which the Company agreed to integrate the Company’s bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services. An initial cash payment of $3.0 million was made by IBM to the Company on November 7, 2008, a second and third non-refundable payment of $1.5 million and $750,000 was made on August 31, 2009 and June 30, 2010, respectively.   The Company expects IBM to make the remaining non-refundable payment of $750,000 in December 2010.  In addition, IBM has agreed to make future royalty payments to the Company equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold that exceeds a contractual base amount, and maintenance payments received from existing customers, which incorporate the Company’s technology.  The agreements have a five year term and are non-cancelable except upon material default by either party.  The agreements convey to IBM a non-exclusive world-wide license to the Company’s patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.  In April 2009, the agreements were amended to extend the initial term from five years to six years.  The Company has determined the value of maintenance based on VSOE, and allocated the residual portion of the initial $6.0 million to the integration project.  The residual portion is being recognized under the percentage of completion method, in accordance with the “Input Method”, and the maintenance revenue will be recognized over the future maintenance service period.  As the Company believes there are no future deliverables associated with the intellectual property patent licenses, no additional provision for this element has been made.  For the three and nine months ended September 30, 2010, the Company has recognized $545,000 in product revenue and $131,000 in service revenue.  For the year ended December 31, 2009, the Company recognized $2.4 million in product revenue and $655,000 in service revenue. The integration project was fully completed and delivered as of September 30, 2010, with maintenance support services being the only undelivered element.

On January 19, 2010, the Company entered into a patent license agreement with Springboard Group S.A.R.L. ("SKYPE").  Under the agreement, the Company granted to SKYPE for the lives of the patents, a royalty-free, irrevocable, non-exclusive license under certain patents to make, have made (subject to certain limitations), use, import or export, offer to sell, sell, lease, license, or otherwise transfer or distribute certain licensed products.  These granted rights and license include rights for authorized entities and end users of SKYPE to form combinations with other products for certain authorized purposes.  As consideration for the license, the Company received a payment of $3.0 million from SKYPE on January 25, 2010 and recognized $3.0 million as revenue from licensing and sale of patents for the quarter ended March 31, 2010.

On January 21, 2010, the Company completed the sale of substantially all of its U.S. patents and patent applications, and related foreign patents and patent applications to Intellectual Ventures Fund 61 LLC (“Intellectual Ventures”) related to an agreement that was entered into on December 18, 2009.  The Company also obtained a full grant-back royalty-free, irrevocable license to the patent portfolio from Intellectual Ventures to make, use and sell any Avistar product or service covered by the patents sold.  The Company received the purchase price of $11.0 million from Intellectual Ventures on January 21, 2010 and recognized $11.0 million as revenue from licensing and sale of patents for the quarter ended March 31, 2010.

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

Warranty

The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. There was no warranty accrual as of September 30, 2010 and December 31, 2009.

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

The effect of recording stock-based compensation for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Stock-based compensation expense by type of award:
Employee stock options	$234	$421	$636	$1,385
Employee restricted stock units	127	—	278	—
Non-employee stock options	—	4	—	9
Non-employee restricted stock units	32	—	46	—
Employee stock purchase plan	16	4	35	13
Total stock-based compensation	409	429	995	1,407
Tax effect of stock-based compensation	—	—	—	—
Net effect of stock-based compensation	$409	$429	$995	$1,407

Valuation Assumptions for Stock-Based Compensation

The Company estimated the fair value of stock options granted under the 2000 Stock Option Plan, the 2000 Director Stock Option Plan and the 2009 Equity Incentive Plan (the “Stock Plans”), and rights to acquire stock granted under the employee stock purchase plans (“ESPP”) using a Black-Scholes-Merton valuation model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin (SAB) No. 107. The following weighted-average assumptions and the straight-line attribution approach were used in estimating the fair value of employee stock option grants (excluding options granted in connection with the Exchange Program, as shown below) and ESPP shares for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Stock Option Plans
Expected dividend	—%	—%	—%	—%
Average risk-free interest rate	1.3%	1.9%	2.0%	1.7%
Expected volatility	139%	109%	137%	109%
Expected term (years)	4.2	4.0	4.3	4.0

ESPP
Expected dividend	—%	—%	—%	—%
Average risk-free interest rate	0.2%	0.3%	0.2%	0.3%
Expected volatility	140%	115%	177%	132%
Expected term (months)	6.0	6.0	6.0	6.0

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

Summary of Stock Options and Stock Option Exchange Program

Information regarding stock options outstanding at September 30, 2010 is summarized below (unaudited):

	Number of Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of September 30, 2010
Options outstanding	8,239,817	$0.70	8.46	$2,885
Options vested and expected to vest	7,133,340	$0.72	8.31	$2,445
Options exercisable	1,893,359	$1.05	5.27	$349

The pretax intrinsic value of outstanding options is the difference between the closing price of Avistar stock as quoted on the Pink Sheets, an over-the-counter securities market, on September 30, 2010 and the exercise price, multiplied by the number of in-the-money options. The intrinsic value of options changes based on the fair market value of Avistar stock.

In June 2010, the Company completed an offer to exchange eligible outstanding options granted to eligible employees (including executive officers) and directors after June 16, 2000 under either the 2000 Stock Option Plan or the 2000 Director Option Plan with an exercise price of $0.68 per share or higher for a new grant of a lesser number of new options under the 2009 Equity Incentive Plan (the “Exchange Program”).  Pursuant to the Exchange Program, options to purchase 6,754,823 million shares of the Company’s common stock were canceled on June 15, 2010, and in exchange, new options to purchase 4,438,108 shares of the Company’s common stock were granted with an exercise price per share of $0.55, the closing price of our common stock as reported on the over-the-counter market on June 15, 2010. The new options have a contractual term of 10 years. A total of 36 employees (including executive officers) and four directors participated in the Exchange Program. Total grant-date fair value of the new options was estimated at approximately $2.1 million, or $0.46 per share. The Exchange Program resulted in a total incremental compensation cost of approximately $46,000 which will be recognized over the vesting periods of the new options in addition to recognizing any remaining unrecognized expense for the stock options surrendered in the exchange. The vesting periods of new options range from two to three years. The total incremental compensation cost was measured based upon the difference between the estimated fair value of the new options on the grant date and the estimated fair value of the surrendered options immediately before the modification, at the individual grant level. The incremental expense recorded in the three months and nine months ended September 30, 2010 is immaterial.

For the three months ended September 30, 2010 and 2009, the Company granted 7,500 and 1,507,500 stock options to employees, with an estimated total grant date fair value of approximately $4,000 and $886,000, or $0.47 and $0.59 per share, respectively. For the nine months ended September 30, 2010 and 2009, the Company granted 395,000 (excluding options granted in connection with the Exchange Program) and 2,842,928 stock options to employees, with an estimated total grant-date fair value of approximately $165,000 and $1.8 million, or $0.42 and $0.64 per share, respectively.

For the three and nine months ended September 30, 2009, the Company had recognized stock-based compensation expense of $131,000 associated with the extension of the exercise period for the vested stock options under the separation agreement entered into by the Company and Simon Moss, the Company’s former Chief Executive Officer, in July 2009. The amount was measured based upon the difference between the fair value of the vested options immediately before and after the modification.

As of September 30, 2010, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $1.6 million before estimated forfeitures and after actual cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations,  the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $471,000 as of September 30, 2010 and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $1.2 million after estimated forfeitures and after actual cancellations. This amount will be recognized over an estimated weighted average period of 2.09 years. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

Summary of Restricted Stock Units

Information regarding the restricted stock units outstanding as of September 30, 2010 is summarized below (unaudited):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of September 30, 2010
Restricted stock units outstanding	2,180,000	1.27	$2,180
Restricted stock units vested and expected to vest	2,081,154	1.27	$2,081

The intrinsic value of the restricted stock units is calculated as the market value at end of the fiscal period, based on the closing price of Avistar shares as quoted on the Pink Sheets as of September 30, 2010 of $1.00.

The Company granted 200,000 and 580,000 restricted stock units for the three and nine months ended September 30, 2010, respectively, to employees and a non-employee consultant. There were no restricted stock units granted for the three and nine months ended September 30, 2009.

As of September 30, 2010, the Company had an unrecognized stock-based compensation balance related to restricted stock units to employees and a non-employee consultant of approximately $623,000, adjusted for estimated forfeitures, which will be recognized over a weighted average period of 1.27 years.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) as of September 30, 2010 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash Equivalents (unaudited):
Money market funds	$5	$5	$—	$—
Total cash equivalents	$5	$5	$—	$—

4. Related Party Transactions

UBS Warburg LLC, which is an affiliate of UBS AG, is a stockholder of the Company and is also a customer of the Company. As of September 30, 2010 and December 31, 2009, UBS Warburg LLC held less than 5% of the Company’s stock. Revenue from UBS Warburg LLC and its affiliates represented 3% and 6% of the Company’s total revenue for the three months ended September 30, 2010 and 2009, respectively, and 2% and 6% of the Company’s total revenue for the nine months ended September 30, 2010 and 2009, respectively.  Management believes the transactions with UBS Warburg LLC and its affiliates are at terms comparable to those provided to unrelated third parties. As of September 30, 2010 and December 31, 2009, the Company had accounts receivable outstanding from UBS Warburg LLC and its affiliates of approximately $10,000 and $191,000, respectively.

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

For the nine months ended September 30, 2010, due to the Company’s net income for the period, the Company included the net effect of the weighted average number of shares and potential common shares outstanding during the period in the calculation of diluted net income per share. Approximately 10.0 million weighted average stock options and 54,212 weighted average restricted stock units were anti-dilutive  and excluded from the diluted net income per share calculation for the nine months ended September 30, 2010.

The Company excluded all outstanding stock options and restricted stock units from the calculation of diluted net loss per share for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2009, because all such securities were anti-dilutive (owing to the fact that the Company was in a loss position during these periods). Accordingly, diluted net loss per share is equal to basic net loss per share for those periods. The total number of potential dilutive common shares excluded from the calculation of diluted net loss per share for the three months ended September 30, 2010 and 2009 was 765,123 and 50,686, respectively. The total number of potential dilutive common shares excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2009 was 162,279.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Numerator:
Net income (loss) – basic and diluted	$(1,500)	$(1,885)	$6,328	$(2,451)

Denominator:
Basic weighted average shares outstanding	39,090	38,970	39,040	36,759
Add: dilutive stock options	—	—	27	—
Add: dilutive restricted stock units	—	—	505	—
Diluted weighted average shares outstanding	39,090	38,970	39,572	36,759

Net income (loss) per share – basic	$(0.04)	$(0.05)	$0.16	$(0.07)
Net income (loss) per share – diluted	$(0.04)	$(0.05)	$0.16	$(0.07)

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

The Company accounts for uncertain tax positions according to the provisions of ASC 740.  ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  No material changes to the Company’s tax positions taken as of December 31, 2009 have occurred during the nine months ended September 30, 2010. As of December 31, 2009, the Company had a net deferred tax asset of $27.5 million and an unrecognized tax benefit under ASC 740 of $913,000.  A valuation allowance has been provided for the entire net deferred tax asset.

The benefit from income taxes was approximately $163,000 for the nine months ended September 30, 2010 which consist primarily of $238,000 in tax refund receivable for 2004 federal alternative minimum tax paid, due to a net operating loss carry-back election made under the Workers, Homeownership and Business Assistance Act of 2009, offset by estimated state alternative minimum taxes and foreign tax expense for the current year. The benefit from income taxes was approximately $262,000 for the three months ended September 30, 2010 primarily attributable to the federal tax refund receivable described above. The benefit from income taxes of $37,000 for the nine months ended September 30, 2009 reflected the realization of foreign corporate income tax benefit related to prior tax years. The provision for income taxes of $16,000 for the three months ended September 30, 2009 consisted primarily of foreign tax expense.

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

	Intellectual Property Division	Products Division	Reconciliation	Total
Three Months Ended September 30, 2010 (unaudited)
Revenue	$379	$1,858	$—	$2,237
Depreciation expense	—	68	—	68
Stock-based compensation	(79)	(330)	—	(409)
Total costs and expenses	(206)	(3,773)	—	(3,979)
Other income (expense), net	—	(20)	—	(20)
Net income (loss)	172	(1,672)	—	(1,500)
Assets	667	2,292	—	2,959
Three Months Ended September 30, 2009 (unaudited)
Revenue	$1,407	$1,079	$(1,057)	$1,429
Depreciation expense	—	(62)	—	(62)
Stock-based compensation	(41)	(388)	—	(429)
Total costs and expenses	(532)	(3,697)	1,057	(3,172)
Other income (expense), net	—	(126)	—	(126)
Net income (loss)	875	(2,760)	—	(1,885)
Assets	808	1,600	—	2,408
Nine Months Ended September 30, 2010 (unaudited)
Revenue	$14,736	$3,299	$—	$18,035
Depreciation expense	—	181	—	181
Stock-based compensation	(217)	(778)	—	(995)
Total costs and expenses	(1,131)	(10,702)	—	(11,833)
Other income (expense), net	—	(37)	—	(37)
Net income (loss)	13,604	(7,276)	—	6,328
Assets	667	2,292	—	2,959
Nine Months Ended September 30, 2009 (unaudited)
Revenue	$3,743	$6,365	$(3,171)	$6,937
Depreciation expense	—	(182)	—	(182)
Stock-based compensation	(200)	(1,207)	—	(1,407)
Total costs and expenses	(1,369)	(10,869)	3,171	(9,067)
Other income (expense), net	—	(358)	—	(358)
Net income (loss)	2,374	(4,825)	—	(2,451)
Assets	808	1,600	—	2,408

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 48% and 89% of total revenues for the three months ended September 30, 2010 and 2009, respectively, and 30% and 43% of total revenues for the nine months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010 and 2009, international revenues from customers in the United Kingdom accounted for 31% and 64% of total product and services revenue, respectively, and 10% and 34% for the nine months ended September 30, 2010 and 2009, respectively.  The Company had no significant long-lived assets in any country other than in the United States for any period presented.

8. Borrowings

Line of Credit

On December 23, 2006, the Company entered into a Revolving Credit and Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit subject to annual renewal with the consent of the Company and the lender. The Revolving Credit and Promissory Note was renewed and amended on December 22, 2009 which extended the maturity date of the facility by one year to December 21, 2010, and increased the line of credit from $10.0 million to $11.25 million until March 31, 2010 and thereafter the line of credit would decrease to $6.0 million.  The maximum facility amount was further reduced to $5.0 million in March 2010 and then increased to $7.0 million in August 2010 for the remainder of the period through the maturity date.   The amended Security Agreement, amended on January 12, 2010, granted the lender a security interest in and right of setoff against substantially all of the Company’s assets, tangible and intangible, except for substantially all of Avistar’s patents and patent applications sold to Intellectual Ventures pursuant to a patent purchase agreement dated as of December 18, 2009. Gerald Burnett, the Company’s Chairman, provided a collateralized guarantee to the financial institution, assuring payment of the Company’s obligations under the agreement and as a consequence, there are no restrictive covenants, allowing the Company greater access to the full amount of the facility. Dr. Burnett also provided a personal guarantee to the Company assuring the Company a line of credit of $7.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 21, 2010 to March 31, 2011.

The renewed line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 0.90% or Prime Rate plus 1.00%. The Company elected Adjusted LIBOR plus 0.90% as of December 31, 2009 and September 30, 2010. The Company repaid $11.25 million from the proceeds of the sale of substantially all of the Company’s patents and patent applications to Intellectual Ventures and subsequently borrowed $6.0 million under the revolving line of credit during the nine months ended September 30, 2010, and had a balance of $6.0 million outstanding as of September 30, 2010.

9. Commitments and Contingencies

Facilities Leases

The Company leases its facilities under operating leases that expire through March 2017, and has subleased some of its operating facilities to third parties.  The future minimum lease commitments under all facility leases as of September 30, 2010, net of sublease proceeds, are as follows (in thousands):

	Minimum Lease Payments	Sublease Proceeds	Net
	(unaudited)	(unaudited)	(unaudited)
Three Months Ending December 31,
2010	$323	$(127)	$196
Years Ending December 31,
2011	1,333	(372)	961
2012	568	(314)	254
2013	310	(296)	14
2014	310	(296)	14
Thereafter	698	(698)	—
Total future minimum lease payments	$3,542	$(2,103)	$1,439

Software Indemnifications

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally limited to the cost of products purchased per customer, but may be material when customer purchases since inception are considered in aggregate. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2010.

10. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issue Task Force (ASU 2009-13), and ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available.  ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  Both statements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. These statements will be effective for the Company on January 1, 2011. The Company does not expect the adoption of these statements to have a material impact on the Company’s financial condition and results of operations.

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

11. Subsequent Events

The Company has evaluated subsequent events and has concluded that no subsequent events have occurred since the quarter ended September 30, 2010 that required additional disclosure in the financial statements.

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

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. On January 19, 2010, we licensed our patents to Springboard Group S.A.R.L., or SKYPE, for an upfront license payment of $3.0 million. On January 21, 2010, we sold substantially all of our patent portfolio and associated patent applications to Intellectual Ventures Fund 61 LLC for a one time cash payment of $11.0 million.  Nevertheless, we retained royalty rights under our existing patent license agreements as well as a grant back license to the patents and patent applications for our current and future products.  As a result of this sale, we expect our efforts and expenditures on patent prosecution, licensing and settlement activities in future periods to be reduced.  As of September 30, 2010, we held 1 issued U.S. patent and 1 issued Canadian patent, as well as 18 U.S. patent applications and 1 European patent application. We continue an active program to strategically grow and protect our intellectual property portfolio, primarily through the filing of patent applications. In the future, we also plan to generate licensing revenue through the license or sale of our existing patent portfolio and patent applications.

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

Management believes that there have been no significant changes to our critical accounting policies during the three and nine months ended September 30, 2010 from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated (unaudited).

	Percentage of Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Product	56%	20%	9%	47%
Licensing and sale of patents	17	25	82	8
Services, maintenance and support	27	55	9	45
Total revenue	100	100	100	100
Costs and Expenses:
Cost of product revenues	6	18	2	13
Cost of services, maintenance and support revenues	17	52	6	35
Income from settlement and patent licensing	—	(74)	—	(46)
Research and development	71	62	28	40
Sales and marketing	33	44	12	29
General and administrative	51	120	18	60
Total costs and expenses	178	222	66	131
Income (loss) from operations	(78)	(122)	34	(31)
Other income (expense), net	(1)	(9)	—	(5)
Income (loss) before provision for (benefit from) income taxes	(79)	(131)	34	(36)
Provision for (benefit from) income taxes	(12)	1	(1)	(1)
Net income (loss)	(67)%	(132)%	35%	(35)%

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenue

Total revenue increased by $808,000 or 57%, to $2.2 million for the three month period ended September 30, 2010, from $1.4 million for the three months ended September 30, 2009.  This was due to an increase in product revenue of $1.0 million and an increase in licensing revenue of $29,000, partially offset by a decrease in services, maintenance and support revenue of $181,000.

•
Product revenue increased by $1.0 million or 332%, to $1.2 million for the three month period ended September 30, 2010, from $289,000 for the three months ended September 30, 2009.  This was primarily due to the increase in software product revenue recognized relating to the completion of the IBM project, and software revenue from LifeSize and Deustche Bank, for the three months ended September 30, 2010.

•
Licensing revenue, relating to the licensing and sale of our patent portfolio, increased by $29,000 or 8%, to $379,000 for the three month period ended September 30, 2010 from $350,000 for the three months ended September 30, 2009. This was due to an increase in estimated royalty revenue from Sony.

•
Services, maintenance and support revenue, which includes funded software development and maintenance and support, decreased by $181,000, or 23%, to $609,000 for the three months ended September 30, 2010, from $790,000 for the three months ended September 30, 2009. This was due to a decrease in service revenue of $47,000 and a decrease in maintenance revenue of $134,000 due to a decrease in the number of maintenance contract renewals with existing customers.

For the three months ended September 30, 2010, revenue from four customers accounted for 89% of total revenue compared to three customers and 86% of total revenue for the three months ended September 30, 2009. No other customer accounted for greater than 10% of total revenue in either period.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and expenses

Cost of product revenues. Cost of product revenues decreased by $132,000 or 50%, to $131,000 for the three months ended September 30, 2010 from $263,000 for the three months ended September 30, 2009, primarily due to lower hardware product sales, a decrease in obsolete inventory write-off and a reduction in personnel related expense.

Cost of services, maintenance and support revenues. Cost of services, maintenance and support revenues decreased by $350,000, or 47%, to $387,000 for the three months ended September 30, 2010, from $737,000 for the three months ended September 30, 2009, primarily due to a reduction in software implementation and enhancement services for customers.

Income from settlement and patent licensing. Income from settlement and patent licensing decreased $1.1 million or 100%, to $0 for the three months ended September 30, 2010 from $1.1 million for the three months ended September 30, 2009. The decrease was due to the completion of recognition of the net proceeds from the Polycom settlement and cross-license agreement in November 2009.

Research and development. Research and development expenses increased by $688,000, or 77%, to $1.6 million for the three months ended September 30, 2010 from $891,000 for the three months ended September 30, 2009.  The increase was primarily due to an increase in engineering headcount and deployment of external labor to accelerate the delivery of our product roadmap, and a lower allocation of engineering employee and external labor expenses to cost of services, maintenance and support revenue associated with software implementation and enhancement services.

Sales and marketing. Sales and marketing expenses increased $110,000 or 17%, to $739,000 for the three months ended September 30, 2010, from $629,000 for the three months ended September 30, 2009, primarily due to an increased headcount in the sales department and personnel related expense.

General and administrative. General and administrative expenses decreased by $566,000, or 33% to $1.1 million for the three months ended September 30, 2010, from $1.7 million for the three months ended September 30, 2009, primarily due to a reduction in severance pay expense, decrease in both general and patent legal fees and the ongoing cost optimization effort.

Other income (expense)

Other income (expense), net. Other income (expense), net, decreased by $106,000, or 84%, to a net expense of $20,000 for the three months ended September 30, 2010, from a net expense of $126,000 for the three months ended September 30, 2009, primarily due to a decrease in interest expense as a result of a lower average debt balance and lower interest rates.

Provision for (benefit from) income taxes

The benefit from income taxes was $262,000 for the three months ended September 30, 2010 primarily attributable to the tax refund receivable for the 2004 federal alternative minimum tax of $238,000 pursuant to the net operating loss carry-back election under the Worker, Homeownership and Business Assistance Act legislation. The provision for income taxes of $16,000 for the three months ended September 30, 2009 consisted primarily of foreign tax expense for ASUK.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenue

Total revenue increased by $11.1 million or 160%, to $18.0 million for the nine month period ended September 30, 2010, from $6.9 million for the nine month period ended September 30, 2009, primarily due to the sale of substantially all of the Company’s patents to Intellectual Ventures for $11.0 million and licensing revenue from SKYPE for $3.0 million, partially offset by a decrease in hardware and software sales revenue, and a decrease in services, maintenance and support revenue.

•
Product revenue decreased by $1.6 million or 49%, to $1.6 million for the nine month period ended September 30, 2010 from $3.2 million for the nine months ended September 30, 2009. This was primarily due to a decrease in software product revenue recognized related to our agreement with IBM, and a decrease in hardware sales.

•
Licensing and patent sale revenue, relating to the licensing and sale of our patent portfolio, increased by $14.2 million, to $14.7 million for the nine month period ended September 30, 2010 from $572,000 for the nine months ended September 30, 2009.  This was due to the sale of substantially all of our patents to Intellectual Ventures for $11.0 million and licensing revenue from SKYPE in the amount of $3.0 million.

•
Services, maintenance and support revenue, which includes funded software development and maintenance and support, decreased by $1.5 million, or 47%, to $1.7 million for the nine months ended September 30, 2010, from $3.1 million for the nine months ended September 30, 2009. This was primarily due to a decrease in service revenue from software implementation and enhancement services and a decrease in the number of maintenance contract renewals with existing customers during the nine months ended September 30, 2010.

For the nine months ended September 30, 2010, revenue from two customers accounted for 78% of total revenue compared to three customers and 71% for the nine months ended September 30, 2009. No other customer accounted for greater than 10% of total revenue in either period.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and expenses

Cost of product revenues. Cost of product revenues decreased by $557,000 or 60%, to $369,000 for the nine months ended September 30, 2010 from $926,000 for the nine months ended September 30, 2009.  The decrease was primarily due to lower hardware product sales, a decrease in obsolete inventory write-off, and a reduction in personnel related expense.

Cost of services, maintenance and support revenues. Cost of services, maintenance and support revenues decreased by $1.3 million, or 56%, to $1.1 million for the nine months ended September 30, 2010, from $2.4 million for the nine months ended September 30, 2009, primarily due to a decrease in software implementation and enhancement services for customers.

Income from settlement and patent licensing. Income from settlement and patent licensing decreased $3.2 million or 100%, to $0 for the nine months ended September 30, 2010 from $3.2 million for the nine months ended September 30, 2009. The decrease was due to the completion of recognition of the net proceeds from the Polycom settlement and cross-license agreement in November 2009.

Research and development. Research and development expenses increased by $2.3 million, or 83%, to $5.1 million for the nine months ended September 30, 2010 from $2.8 million for the nine months ended September 30, 2009.  The increase was primarily due to the bonus payout to employees of our Intellectual Property division totaling $470,000 as a result of the completion of the sale of substantially all of our  patents to Intellectual Ventures in January 2010,  an increase in engineering headcount and deployment of external labor to accelerate the delivery of our product roadmap,  and a lower allocation of engineering employee and external labor expenses to cost of services, maintenance and support revenue associated with software implementation and enhancement services during the nine months ended September 30, 2010, compared to the same period of the prior year.

Sales and marketing. Sales and marketing expenses increased $56,000 or 3%, to $2.0 million for the nine months ended September 30, 2010, from $2.0 million for the nine months ended September 30, 2009, due to an increase in personnel and personnel related expenses.

General and administrative. General and administrative expenses decreased by $863,000, or 21% to $3.3 million for the nine months ended September 30, 2010, from $4.1 million for the nine months ended September 30, 2009, primarily due to a decrease in severance pay expense, a decrease in both general and patent legal fees and a decrease in company-wide performance bonus accrual.

Other income (expense)

Other income (expense), net. Other income (expense), net, decreased by $321,000, or 90%, to a net expense of $37,000 for the nine months ended September 30, 2010, from a net expense of $358,000 for the nine months ended September 30, 2009, due to a decrease in interest expense as a result of a lower average debt balance and lower interest rates.

Provision for (benefit from) income taxes

The benefit from income taxes of $163,000 for the nine months ended September 30, 2010 was primarily due to the tax refund receivable for the 2004 federal alternative minimum tax of $238,000 pursuant to the net operating loss carry-back election under the Worker, Homeownership and Business Assistance Act legislation, partially offset by the estimated state alternative minimum taxes and foreign tax expense for 2010. The benefit from income taxes of $37,000 for the nine months ended September 30, 2009 reflected the realization of foreign corporate income tax benefit related to prior tax years for ASUK.

Liquidity and Capital Resources

We had cash and cash equivalents of $354,000 and $294,000 as of September 30, 2010 and December 31, 2009, respectively. For the nine months ended September 30, 2010, we had a net increase in cash and cash equivalents of $60,000. The net cash provided by operations of $5.5 million for the nine months ended September 30, 2010 resulted primarily from the net income of $6.3 million. The net cash used in investing activities of $229,000 for the nine months ended September 30, 2010 was related to the purchase of property and equipment.  The net cash used in financing activities of $5.2 million for the nine months ended September 30, 2010 related primarily to payments made on our line of credit of $11.3 million, partially offset by $6.0 million of borrowings on our line of credit.

At September 30, 2010, we had approximately $1.4 million in minimum commitments under non-cancelable operating leases net of sublease proceeds related to our office space facilities in California and New York. On December 23, 2006, we entered into a Revolving Credit and Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit subject to annual renewal with the consent of the Company and the lender. The Revolving Credit and Promissory Note was renewed and amended on December 22, 2009 which extended the maturity date of the facility by one year to December 21, 2010, and increased the line of credit from $10.0 million to $11.25 million until March 31, 2010 and thereafter the line of credit would decrease to $6.0 million. The maximum facility amount was further reduced to $5.0 million in March 2010 and then increased to $7.0 million in August 2010 for the remainder of the period through the maturity date.   The amended Security Agreement, amended on January 12, 2010, granted the lender a security interest in and right of setoff against substantially all of our assets, tangible and intangible, except for substantially all of our patents and patent applications which we sold to Intellectual Ventures Fund 61 LLC pursuant to a patent purchase agreement dated as of December 18, 2009. Gerald Burnett, our Chairman, provided a collateralized guarantee to the financial institution, assuring payment of our obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility. Dr. Burnett also provided a personal guarantee to us assuring us a line of credit of $7.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 21, 2010 to March 31, 2011. The renewed line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 0.90% or Prime Rate plus 1.00%. We elected Adjusted LIBOR plus 0.90% at September 30, 2010 and December 31, 2009. We repaid $11.25 million from the proceeds of the sale of substantially all of our patents and patent applications to Intellectual Ventures and subsequently borrowed $6.0 million under the revolving line of credit during the nine months ended September 30, 2010, and had a balance of $6.0 million outstanding as of September 30, 2010.

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

As of September 30, 2010, we had no material off-balance sheet arrangements, other than the operating leases described above.   We enter into indemnification provisions under agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of September 30, 2010, we have not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and therefore, we have no liabilities recorded for these agreements as of September 30, 2010.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 65% of our common stock outstanding as of September 30, 2010. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

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

We recorded a net income of $6.3 million for the nine months ended September 30, 2010, a net loss of $4.0 million for fiscal year 2009 and a net loss of $6.4 million for fiscal year 2008. As of September 30, 2010, our accumulated deficit was $109.8 million. Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level. In addition, our operating expenses may increase as we continue to develop our business and pursue licensing opportunities. As a result, to remain profitable, we will need to increase our revenue from product sales and patent licensing or sales by increasing sales to existing customers and by attracting additional new customers, distribution partners and patent licensees. If our revenue does not increase adequately, we may not become profitable. Due to the volatility of our product and licensing revenue and our income from settlement and patent licensing activities, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis. If we fail to maintain profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available on acceptable terms, could cause our business to suffer.

We may need to arrange for the availability of additional funding in order to meet our future business requirements. We have a revolving credit facility that matures on December 21, 2010, which provides us with a maximum line of credit amount of $7.0 million as of September 30, 2010. If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.  We have in the past, and may in the future, reduce our expenditures by reducing our employee headcount in order to better align our expenditures with our available resources.  Any such reductions may adversely affect our ability to maintain or grow our business.

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

For the three months ended September 30, 2010, revenue from four customers accounted for 89% of total revenue. For the nine months ended September 30, 2010, revenue from two customers accounted for 78% of total revenue. No other customer accounted for greater than 10% of total revenue in either period.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 48% and 89% of total revenues for the three months ended September 30, 2010 and 2009, respectively, and 30% and 43% of total revenues for the nine months ended September 30, 2010 and 2009, respectively. Some of the risks we may encounter in conducting international business activities include the following:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Removed and Reserved

Item 5.              Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

10.1	Second Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated August 16, 2010.
10.2	Reaffirmation of Guaranty issued by Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated August 16, 2010.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 5th day of November 2010.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ Robert F. Kirk
Robert F. Kirk
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Elias A. MurrayMetzger
Elias A. MurrayMetzger
Chief Financial Officer, Chief Administrative Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated August 16, 2010.
10.2	Reaffirmation of Guaranty issued by Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated August 16, 2010.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.