Form 10-K/A
period 2009-12-31
AVISTAR COMMUNICATIONS CORP
filed 2011-02-04
CIK 1111632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
———————————
FORM 10-K/A Amendment No. 1
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________
Commission file number: 000-31121
AVISTAR COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	88-0463156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1875 South Grant Street, 10th Floor San Mateo California	94402
(Address of principal executive offices)	(Zip Code))
Registrant’s telephone number, including area code: (650) 525-3300
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None Title of each class Common Stock, $0.001 par value ————————————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              Yes ☒                     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report”), which was filed with the Securities and Exchange Commission on March 30, 2010, to amend and restate Item 15 of Part IV, “Exhibits, Financial Statement Schedules,”  to clarify that any documents listed as Exhibits under Item 15 of Part IV that were not actually filed with the Annual Report are expressly incorporated by reference into the Annual Report pursuant to Rule 12b-32 promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”).  We are also filing amended Exhibit 31.3, Section 302 Certification – Robert F. Kirk and amended Exhibit 31.4, Section 302 Certification – Elias A. MurrayMetzger.

This Amendment No. 1 does not affect any other section of the Annual Report not otherwise discussed herein and continues to speak as of the date of the Annual Report.  Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Annual Report.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)           Financial Statements

The following financial statements were filed as a part of the Annual Report:

(a)(2)           Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts (see page S-1)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3)           Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit Number	Description
3.2
Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

3.3
Bylaws of Avistar Communications Corporation (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.)

4.1
Specimen Certificate evidencing shares of Common Stock (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.1
1997 Stock Option Plan, as amended* (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.1.1
1997 Stock Option Plan Form of Stock Option Agreement* (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.2
2000 Stock Option Plan, as amended* (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.3
2000 Director Option Plan, as amended* (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.)

Exhibit Number	Description
10.4
Form of Director Option Agreement* (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.5
2000 Employee Stock Purchase Program, as amended* (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006.)

10.6
Form of Indemnification Agreement* (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.7
Settlement Agreement and Release between Avistar Communications Corporation and R. Stephen Heinrichs dated April 26, 2001* (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.)

10.8
Lease Agreement among Avistar Communications Corporation and Crossroads Associates and Clocktower Associates dated December 1, 2006 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 22, 2007.)

10.9
Common Stock Purchase Agreement by and among Avistar Communications Corporation and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust, Grady Burnett and Wendolyn Hearn dated October 15, 2003 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003 filed with the Securities and Exchange Commission on October 23, 2003.)

10.10
Stock Purchase Agreement among Avistar Communications Corporation, Fuller & Thaler Behavioral Finance Fund, Ltd. and Fuller & Thaler Avalanche Fund, L.P. dated March 23, 2004 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 11, 2004.)

10.11
Settlement Agreement among Avistar Communications Corporation, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.)

10.12†
Patent Cross-License Agreement Among the Company, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.)

10.13†
Patent License Agreement dated May 15, 2006 among Avistar Communications Corporation, Collaboration Properties, Inc., Sony Corporation and Sony Computer Entertainment, Inc. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006.)

10.14†
Patent License Agreement dated February 15, 2007 by and among Avistar Communications Corporation, Collaboration Properties, Inc., Tandberg ASA, Tandberg Telecom AS, and Tandberg, Inc. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Securities and Exchange Commission on May 14, 2007.)

10.15†
Patent License Agreement dated May 15, 2007 by and among Avistar Communications Corporation, Avistar Systems (UK) Limited, and Radvision LTD.  (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 3, 2007)

10.16
Employment Agreement between Avistar Communications Corporation and Simon B. Moss effective July 16, 2007. * (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 13, 2007.)

Exhibit Number	Description
10.17
Amended and restated Security Agreement dated December 17, 2007 between Avistar Communications Corporation and JPMorganChase Bank, N.A. originally dated December 23, 2006. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.18
Amendment dated December 17, 2007 to the Revolving Credit Promissory Note issued by Avistar Communications Corporation in favor of JPMorgan originally dated December 23, 2006. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.19
Second amendment dated December 17, 2007 to the Revolving Credit Promissory Note issued by Avistar Communications Corporation in favor of JPMorgan originally dated December 23, 2006. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.20
Amendment dated December 17, 2007 to the Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan originally dated December 23, 2006. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.21
Convertible Note Purchase Agreement among the Company and the Purchasers named therein dated January 4, 2008 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.22
Security Agreement among the Company, Baldwin Enterprises, Inc., as Collateral Agent, and the Purchasers named therein dated January 4, 2008 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.23
Form of 4.5% Convertible Subordinated Secured Note Due 2010 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.24
Inter-creditor Agreement among the Purchasers of the 4.5% Convertible Subordinated Secured Notes Due 2010 dated January 4, 2008 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.25†
Licensed Works Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.26†
Licensed Works Agreement Statement of Work between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.27†
Patent License Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 9, 2008. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.28
Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated December 22, 2008 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.29
Facility Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2008 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

Exhibit Number	Description
10.30
Amended and Restated Collateral Agreement dated December 22, 2008 between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2008 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.31
Second Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.32
Amended and Restated Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 22, 2008 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.33
Amended and Restated Form of Note Sale Agreement among Gerald J. Burnett, The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust and JPMorgan Chase Bank, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.34
Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 29, 2009 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.35
Separation Agreement and Release between Avistar Communications Corporation and Simon Moss dated July 8, 2009* (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009.)

10.36
Employment Agreement between Avistar Communications Corporation and Robert Kirk dated July 14, 2009* (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009 and amended on July 17, 2009)

10.37
Compromise Agreement between Avistar Systems (UK) Limited and Darren Innes dated August 19, 2009 *(incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2009.)

10.38	2009 Equity Incentive Plan* (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.)
10.38.1
2009 Equity Incentive Plan Form of Stock Option Agreement* (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.)

10.38.2
2009 Equity Incentive Plan Form of Restricted Stock Unit Agreement* (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.)

10.39†
Patent Purchase Agreement dated December 18, 2009 between Avistar Communications Corporation and Intellectual Ventures Fund 61 LLC. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.40
Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated December 22, 2009 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 10, 2010.)

10.41
Facility Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2009 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.42
Second Amended and Restated Collateral Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2009 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.).

Exhibit Number	Description
10.43
Second Amended and Restated Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 22, 2009 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.44
Amended and Restated Note Sale Agreement among Gerald J. Burnett, The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust and JPMorgan Chase Bank, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.45
Third Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2009 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.46
Facility Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated January 11, 2010 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.47
Fourth Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A dated January 11, 2010 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.48	Reaffirmation of Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated January 11, 2010.
10.49
UCC Financing Statement Amendment between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.50
Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 26, 2010 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

21.1
Subsidiaries of the Company (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

23.1	Consent of Independent Registered Public Accounting Firm: Burr Pilger Mayer, Inc.
24.1
Power of Attorney (see page 43) (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

31.1
Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

31.2
Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

31.3	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.4	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32
Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

*	Indicates management contract or compensatory plan or arrangement required to be filed an exhibit pursuant to Item 14(c) of Form 10-K.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

(b)           Exhibits

The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K/A.

(c)           Schedules

The financial statement schedules required by Regulation S-X and Item 8 of this form are listed in Item 15(a)(2) of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTAR COMMUNICATIONS CORPORATION

Date: February 4, 2011	By:	/s/ ROBERT F. KIRK
Robert F. Kirk
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3.2
Restated Certificate of Incorporation (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

3.3
Bylaws of Avistar Communications Corporation (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.)

4.1
Specimen Certificate evidencing shares of Common Stock (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.1
1997 Stock Option Plan, as amended* (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.1.1
1997 Stock Option Plan Form of Stock Option Agreement* (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.2
2000 Stock Option Plan, as amended* (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.3
2000 Director Option Plan, as amended* (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.)

10.4
Form of Director Option Agreement* (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.5
2000 Employee Stock Purchase Program, as amended* (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006.)

10.6
Form of Indemnification Agreement* (incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.7
Settlement Agreement and Release between Avistar Communications Corporation and R. Stephen Heinrichs dated April 26, 2001* (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2001.)

10.8
Lease Agreement among Avistar Communications Corporation and Crossroads Associates and Clocktower Associates dated December 1, 2006 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 22, 2007.)

10.9
Common Stock Purchase Agreement by and among Avistar Communications Corporation and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust, Grady Burnett and Wendolyn Hearn dated October 15, 2003 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2003 filed with the Securities and Exchange Commission on October 23, 2003.)

10.10
Stock Purchase Agreement among Avistar Communications Corporation, Fuller & Thaler Behavioral Finance Fund, Ltd. and Fuller & Thaler Avalanche Fund, L.P. dated March 23, 2004 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 11, 2004.)

Exhibit Number	Description
10.11
Settlement Agreement among Avistar Communications Corporation, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.)

10.12†
Patent Cross-License Agreement Among the Company, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.)

10.13†
Patent License Agreement dated May 15, 2006 among Avistar Communications Corporation, Collaboration Properties, Inc., Sony Corporation and Sony Computer Entertainment, Inc. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006.)

10.14†
Patent License Agreement dated February 15, 2007 by and among Avistar Communications Corporation, Collaboration Properties, Inc., Tandberg ASA, Tandberg Telecom AS, and Tandberg, Inc. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Securities and Exchange Commission on May 14, 2007)

10.15†
Patent License Agreement dated May 15, 2007 by and among Avistar Communications Corporation, Avistar Systems (UK) Limited, and Radvision LTD.  (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 3, 2007)

10.16
Employment Agreement between Avistar Communications Corporation and Simon B. Moss effective July 16, 2007. * (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 13, 2007.)

10.17
Amended and restated Security Agreement dated December 17, 2007 between Avistar Communications Corporation and JPMorganChase Bank, N.A. originally dated December 23, 2006. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.18
Amendment dated December 17, 2007 to the Revolving Credit Promissory Note issued by Avistar Communications Corporation in favor of JPMorgan originally dated December 23, 2006. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.19
Second amendment dated December 17, 2007 to the Revolving Credit Promissory Note issued by Avistar Communications Corporation in favor of JPMorgan originally dated December 23, 2006. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.20
Amendment dated December 17, 2007 to the Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan originally dated December 23, 2006. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.21
Convertible Note Purchase Agreement among the Company and the Purchasers named therein dated January 4, 2008 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.22
Security Agreement among the Company, Baldwin Enterprises, Inc., as Collateral Agent, and the Purchasers named therein dated January 4, 2008 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.23	Form of 4.5% Convertible Subordinated Secured Note Due 2010 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K)

Exhibit Number	Description
10.24
Inter-creditor Agreement among the Purchasers of the 4.5% Convertible Subordinated Secured Notes Due 2010 dated January 4, 2008 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.25†
Licensed Works Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.26†
Licensed Works Agreement Statement of Work between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008 (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.27†
Patent License Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 9, 2008. (incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.28
Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated December 22, 2008 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.29
Facility Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2008 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.30
Amended and Restated Collateral Agreement dated December 22, 2008 between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2008 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.31
Second Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.32
Amended and Restated Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 22, 2008 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.33
Amended and Restated Form of Note Sale Agreement among Gerald J. Burnett, The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust and JPMorgan Chase Bank, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.34
Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 29, 2009 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.35
Separation Agreement and Release between Avistar Communications Corporation and Simon Moss dated July 8, 2009* (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009.)

10.36
Employment Agreement between Avistar Communications Corporation and Robert Kirk dated July 14, 2009* (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009 and amended on July 17, 2009.)

Exhibit Number	Description
10.37
Compromise Agreement between Avistar Systems (UK) Limited and Darren Innes dated August 19, 2009 *(incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2009.)

10.38	2009 Equity Incentive Plan* (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.)
10.38.1
2009 Equity Incentive Plan Form of Stock Option Agreement* (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.)

10.38.2
2009 Equity Incentive Plan Form of Restricted Stock Unit Agreement* (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.)

10.39†
Patent Purchase Agreement dated December 18, 2009 between Avistar Communications Corporation and Intellectual Ventures Fund 61 LLC. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.40
Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated December 22, 2009 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 10, 2010.)

10.41
Facility Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2009 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.42
Second Amended and Restated Collateral Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2009 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.).

10.43
Second Amended and Restated Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 22, 2009 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.44
Amended and Restated Note Sale Agreement among Gerald J. Burnett, The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust and JPMorgan Chase Bank, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.45
Third Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2009 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.46
Facility Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated January 11, 2010 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.47
Fourth Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A dated January 11, 2010 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.48	Reaffirmation of Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated January 11, 2010.
10.49
UCC Financing Statement Amendment between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

Exhibit Number	Description
10.50
Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 26, 2010 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

21.1
Subsidiaries of the Company (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

23.1	Consent of Independent Registered Public Accounting Firm: Burr Pilger Mayer, Inc.
24.1
Power of Attorney (see page 43) (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

31.1
Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

31.2
Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer. (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

31.3	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive.
31.4	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32
Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

*	Indicates management contract or compensatory plan or arrangement required to be filed an exhibit pursuant to Item 14(c) of Form 10-K.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.