Form 10-K
period 2010-12-31
AVISTAR COMMUNICATIONS CORP
filed 2011-03-31
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————————
FORM 10-K
——————————————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                        .

Commission File Number: 000-31121
——————————————————
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

—————————————————

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

Large accelerated filer ☐                                                                                     Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.53 per share for shares of the Registrant’s Common Stock on June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter as reported by the OTC Market) was $7,160,496. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The Registrant’s Common Stock is currently quoted and traded on the OTC Market, an over-the-counter securities market.

As of March 3, 2011, the registrant had outstanding 39,273,370 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference into Part III of this Annual Report on Form 10-K specific portions of its Proxy Statement for its 2011 Annual Meeting of Stockholders.

AVISTAR COMMUNICATIONS CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2010

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

Overview

 Avistar is a technology company defined by its customers’ need to see the people they interact with. Organizations ranging from smaller companies to the largest global enterprises use desktop videoconferencing to improve collaboration among their employees, and to connect more effectively with customers and suppliers.

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

Using visual communications is smart

No one would argue about the benefit of unified, visual communication to business. It reduces the need for travel, with its cost and lost time, and enables a global hallway conversation. Organizations that use visual communications benefit from greater productivity, reduced expenses, increased margins and overall better work – life balance, all while improving the world we live in. The average 20% reduction in business travel shrinks our carbon footprint and makes the planet greener for everyone.

Avistar made it smarter

When we started in 1994, a relative handful of companies delivered desktop videoconferencing solutions.  The promise of visual communications was obvious, but at the time these companies delivered solutions that were expensive, inconvenient, and unreliable. Avistar has invested over a million man-hours to deliver what organizations need: a desktop videoconferencing experience that is reliable, easy to use, economical, and looks great. Under the hood, we took what we believe was a smarter approach: software-only technology combined with the most efficient bandwidth management techniques that we refined over years of experience through solving the challenges of delivering high quality video to and from large numbers of desktops across an organization and over business critical networks. And our results are visible – a superior desktop videoconferencing experience that gets used more fully throughout the enterprise than any other videoconferencing offerings.

Leading Unified Communications (UC) providers easily integrate Avistar technology

Our customers, across many industries, need the interoperability, scalability, and bandwidth / policy management that are built into Avistar videoconferencing. Our partners, who include some of the world’s leading technology firms, integrate or resell Avistar videoconferencing with their own software applications. Technology leaders like IBM, Logitech, and LifeSize deploy our solutions within theirs, to offer their customers video-enabled applications and business processes because we license Avistar videoconferencing to them as components. They are able to quickly integrate our flexible, cost-effective, high-definition videoconferencing with their own solutions.

Our product line is logically organized to meet the needs of a variety of organizations, big and small, including financial institutions, manufacturers, original equipment manufacturers (OEM) or resellers. End users and enterprise customers prefer the option of just paying for the capabilities they require.  We have built a platform that enables such choices. In addition, information technology (IT) groups want to understand the optional capabilities which we provide like multiparty calling and how they work in heterogeneous environments, to ensure that end users will use the infrastructure efficiently and productively.

Avistar desktop videoconferencing gets used more fully

Avistar deployments a few years ago have resulted in steadily increased usage in minutes per day of active utilization because our desktop videoconferencing works, and it works well. We offer network administrators and technology partners a completely scalable solution for managing bandwidth, protecting calls in progress, setting and administering policy with priority user classes, and central control so that one person can keep everyone’s video calls running smoothly. Our customers demand that their videoconferencing plays well with all others, and we believe that Avistar has the experience and tools to ensure that it will.

We believe our software-only approach is advantageous for both end user populations and our OEMs and resellers because it facilitates quick deployment, lower cost, and right-sized buying. Over the years, our services and support team have seen virtually every problem that relates to videoconferencing. Their accumulated knowledge is cycled back into our solutions, which are continually refined and improved. Furthermore, because Avistar is software-only, a simple update brings powerful new features to thousands of desktops immediately, with no hardware changes.

Whether an IT director or an OEM, videoconferencing is all about the end user, the individual who wants to click on a name or photo from their contact list, and be connected immediately, no matter if the other person is around the globe or behind the firewall of another company. Next, they want to single-click to add more people. Then, they want to see and hear everyone with no jitters and shaking. We solve the underlying challenges to make the people in that global conversation forget they are running multiparty, interoperable visual communications. Since our solutions are also available as components, our technology partners and OEMs can easily add the richest video experience available to their software offerings, boosting their market appeal.

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

Virtualization

•
As cloud and virtual desktop infrastructures (VDI) are being more universally deployed and adopted, unified visual communication solutions need to operate effectively within these new computing environments;

•
Users will expect the same visual communications experience within the virtualized environment as they’ve experienced within their more traditional computing environment, and IT administrators will expect that their networks and server infrastructure will not be adversely affected by the virtualized desktop videoconferencing solution itself;

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

The Avistar C3™ Platform and Solutions

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

Interactive video calling. Our system allows users to participate in spontaneous interactive video collaborations from their desktops. Users can simultaneously see multiple participants in windows on their workstations or an external monitor. Additionally, our system provides full duplex audio, which allows multiple users to speak and hear each other clearly at the same time. The Avistar C3™ solution provides a stunning high-definition experience between desktops and also delivers continuous presence multiparty videoconferencing between end users, room solutions and other devices, all without requiring advance reservations or complicated conferencing services. Each participant has the full ability to utilize all the call functions of the system, such as adding or removing participants, focusing the view on one participant, putting anyone or the entire call on hold, and transferring the call. Advanced telephony features such as Caller ID, Do Not Disturb, Leave Message and Multiline Calling are also provided. All user features are designed to be simple to operate, intuitive and intelligent. By doing this, Avistar can ensure that its clients can setup calls quickly and participate on the call, without the need for additional and costly communications support staff.

Integrated collaboration & data sharing. In addition to communicating via desktop videoconferencing, users can simultaneously create and annotate a shared document using text or drawing tools color-coded specifically for each user. Our desktop sharing technology is based on the latest SIP dual video standards which support sharing the entire desktop or individual applications, based on end user selection.

Leading Unified Communication (UC) Platforms. Although industry leading UC platforms such as IBM Lotus Sametime, Microsoft OCS and Lync provide comprehensive presence, instant-messaging, email and telephony integration, the desktop videoconferencing features within these solutions often lack a feature rich videoconferencing experience, interoperability with both SIP and H.323 based room systems, continuous multiparty videoconferencing and advanced bandwidth management features. Avistar has recognized these UC solution shortcomings and has delivered the Avistar C3 Unified family of solutions that are specifically designed to close the UC videoconferencing gap and allow end users to experience a truly unified visual communications experience.

Our system has the following key features necessary to make integrated video collaboration effective, scalable and economical:

•
All Software Solution.   Our client and server solutions are delivered using all software components requiring no proprietary hardware. This allows our clients to reuse excess desktop and server capacity in addition to right-sizing their purchases. This means that Avistar clients can scale their Avistar solution as demand sales, unlike Avistar “hardware based” competitors who force their clients to pay ahead of demand.

•	Easy to use interface. Our applications combine the rich interaction of a face-to-face meeting with a self-service interface that’s intuitive and easy to use.

•
Click-to-connect simplicity. To initiate calls or add another user to a call already underway, a user simply clicks on either a name in the directory, or a predefined contact in a “buddy list”. Standard telephone-like features such as hold, hang-up, forward, “leave message” or “begin another call” are all completed with the click of a mouse, or keyboard shortcuts. Additionally, anyone on a network can initiate a video call to the desktop of colleagues, customers, suppliers and others on alternate networks.

•
“Find Me, Follow Me.” Avistar video calling is built on directories and SIP features referred to as “Find Me, Follow Me.” Using this feature, our system is able to determine the location of any user at any time. To call a user it is not necessary to know their number or current location. As long as the Avistar user is logged into his or her Avistar application, the “Find Me, Follow Me” application automatically registers where that user is logged in, regardless of site or geography, and routes all calls to the user’s location. Using this “Find Me, Follow Me” technology, Avistar’s system makes video calling a one-click process and enables what we call “Video Instant Messaging”, all based on a simple SIP URI.

•
Network Bandwidth Management.  Avistar C3 Command™ provides system administrators with the ability to flexibly and proactively manage each of the various components of the network. Within our system, the most costly and complex equipment and software applications are shared as networked resources. This arrangement allows for redundancy and dynamic allocation of these resources to users who need them, and ensures that users experience the best video quality possible at the highest reliability and lowest cost of use. Servers and switches can be maintained, installed and repaired centrally, and many network support functions can be performed remotely over the data network, assisted by Avistar C3 Call Control™, thereby limiting the disruption of service to an individual user. Similarly, additional desktops and meeting rooms can be easily and inexpensively added to the Avistar platform, with those new users concurrently added to the Avistar directory. Additionally, our software makes call routing decisions to minimize communications costs and control bandwidth utilization. This functionality is protected under certain patents held by Avistar. Lastly, Avistar C3 Command™ supports network topology modeling in addition to allowing network and application administrators to setup bandwidth consumptions policies based on network link, class of user and or threshold limits.

•
Virtualization.  We believe that only Avistar provides desktop videoconferencing support for VDI applications and thin terminals. The Avistar C3 Integrator™ solution allows our clients to experience a feature rich desktop videoconferencing experience on VDI solutions such as Citrix XenDesktop and XenApp, in addition to industry leading thin terminals from Dell, HP and Wyse. We believe that the Avistar architecture is perfectly suited to deliver desktop videoconferencing in these virtualized environments as it ensures that all application functionality is being executed within the server environment, while encoding and decoding takes place next to the webcam through an automated Avistar plug in. This approach is unique in our industry and further exemplifies Avistar’s commitment to lowering the cost and complexity of desktop videoconferencing within the enterprise.

We believe our solution includes the following benefits to our customers:

•
Speed business processes. We provide a fully integrated Internet protocol-based video collaboration solution that allows individuals to seamlessly make video calls to anyone within their business, out to clients and to business partners, which can speed business processes by enhancing collaboration and communication.

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

We believe that the following technical factors will transform and consolidate the existing video collaboration applications marketplace, creating a strong need for a software platform that will support this consolidation and evolution:

•	Improved compression technologies;

•	The widespread adoption of virtualized technologies;

•	Increased proliferation of broadband infrastructure (with enhanced tools to optimize bandwidth for video transmission (QOS; quality of service));

•	Developing availability of converged audio, video and data networks;

•	Improved computer processing speeds; and

•	Adoption of critical digital video and multimedia standards.

Our Avistar C3™ platform supports this consolidation and evolution by integrating industry standards for audio, video and data transport, but separating them from application functionality and system management. This allows our software application platform to manage the interoperation and transcoding of various standards to seamlessly integrate video, audio and data into complex applications, and not be limited by the functionality built into one particular, application-specific standard. It also allows the system to accommodate new and evolving standards with minimal disruption. Current industry and widely accepted proprietary standards supported include H.263, H.264, H.320, H.323, SIP, NTSC, PAL, MPEG, Microsoft Windows Media Video and Real Networks RealMedia. Our system uses TCP/IP, the standard Internet protocol, for providing video and audio calls, scheduling and starting broadcast presentations, and managing the creation of materials. In addition, we use TCP/IP for overall systems and network management throughout our Avistar C3™ software platform. This approach allows us to deliver connectivity throughout an enterprise and allows us to leverage existing Internet infrastructure. For delivery of high-quality video streams in the local area network, including wireless, we primarily utilize video over IP technology but offer a choice of IP or traditional circuit switched technologies, including the ability to mix and match network types. Thus, Avistar customers can successfully deploy desktop video across the enterprise, even if portions of their network, in older buildings for example, are not capable of supporting real-time video on their data networks. We use our gateways to translate between the various network technologies used in our system. These gateways are managed and controlled by our systems software with TCP/IP-based protocols.

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

•
Transport standard independence:  Our system selects the appropriate transport standards for transmitting information over networks to help deliver the highest quality video possible and full duplex audio in the most efficient manner. For example, the Avistar C3™ software automatically exchanges information among servers and switches to determine the best network route for video calls. For the transport of video over a local area network, our system uses either data networks with our IP endpoints, or existing spare Ethernet wires for our legacy product to deliver standards-compliant high quality signals. This allows customers to choose the transport type to best fit their network capabilities in the local area. In a wide area network, we use industry video compression standards across a customer’s private IP network,  VPN’s, the Internet, or the public telephony network. Recent product releases have enhanced our ability to support mobile and home workers who may have lower bandwidth connections. For the transmission of recorded content on corporate data networks or via the Internet, our system uses standard digital storage formats and transport technologies.

Avistar C3™ Infrastructure, Solutions, Product and Editions

The Avistar C3™ platform is comprised of the following solutions and bundled editions:

Avistar C3™ - Endpoints

•	Avistar C3 Media Engine™

The Avistar C3 Media Engine™ solution is Avistar’s all-software visual communications plug in for 3rd party applications. The Avistar C3 Media Engine™ solution is designed to enable rich and robust visual communications to any desktop application.

The Avistar C3 Media Engine™ is available as a Standalone, Avistar C3™ Pro, Avistar C3™ Business and Avistar C3™ Business Pro Editions.

•	Avistar C3 Communicator™

The Avistar C3 Communicator™ - Standalone Edition is Avistar’s feature rich, HD capable desktop visual communication software application. The Avistar C3 Communicator™ solution can be used as a standalone desktop or integrated as part of a complete communications offering.

•	Avistar C3 Unified™ for Microsoft OCS

The Avistar C3 Unified™ for Microsoft OCS solution is Avistar’s next generation desktop visual communication application for the Microsoft OCS platform.  The Avistar C3 Unified™ for Microsoft OCS solution is designed as an integrated client plug in for Microsoft OCS. The Avistar C3 Unified™ for Microsoft OCS solution can be used in conjunction with certain other separately licensed Avistar C3™ solutions.

•	Avistar C3 Unified™ for Microsoft Lync

The Avistar C3 Unified™ for Microsoft Lync solution is Avistar’s next generation desktop visual communication application for the Microsoft Lync platform.  The Avistar C3 Unified™ for Microsoft Lync solution is designed as an integrated client plug in for Microsoft Lync. The Avistar C3 Unified™ for Microsoft Lync solution can be used in conjunction with certain other separately licensed Avistar C3™ solutions.

•	Avistar C3 Unified™ for IBM Lotus Sametime

The Avistar C3 Unified™ for IBM Lotus Sametime solution is Avistar’s next generation desktop visual communication application for the IBM Lotus Sametime platform.  The Avistar C3 Unified™ for IBM Lotus Sametime solution is designed as an integrated client plug in for IBM Lotus Sametime. The Avistar C3 Unified™ for IBM Lotus Sametime solution can be used in conjunction with certain other separately licensed Avistar C3™ solutions.

Avistar C3™ - Virtual Desktop Infrastructure (VDI) Support

•	Avistar C3 Integrator™ for Citrix

The Avistar C3 Integrator™ for Citrix solution is Avistar’s integration answer to enable the Avistar C3™ platform to operate with the Citrix HDX protocol and thin client environment. The Avistar C3 Integrator™ for Citrix solution is available with the Avistar C3 Unified™ and Avistar C3 Communicator™ solutions.

•	Avistar C3 Integrator™ for HP

The Avistar C3 Integrator™ for HP solution is Avistar’s integration answer to enable the Avistar C3™ platform to operate with the HP RGS protocol and thin client environment. The Avistar C3 Integrator™ for HP solution is available with the Avistar C3 Unified™ and Avistar C3 Communicator™ solutions.

Avistar C3™ - Infrastructure Solutions

•	Avistar C3 Conference™

The Avistar C3 Conference™ solution is an all-software multiparty control unit (MCU) designed to deliver scalable, reliable and economical multiparty conferencing. The Avistar C3 Conference™ solution is packaged as part of the Avistar C3™ Business and Avistar C3™ Business Pro Editions and may be licensed on a standalone basis for use with other applications.

•	Avistar C3 Conference™ for IBM Lotus Sametime

The Avistar C3 Conference™ for IBM Lotus Sametime solution is an all-software MCU designed to operate seamlessly with the IBM Lotus Sametime solution via the IBM Lotus Sametime TCSPI interface. This solution delivers a scalable, reliable and economical continuous- presence, multiparty conferencing experience to IBM Lotus Sametime users. The Avistar C3 Conference™ for IBM Lotus Sametime solution is sold on a standalone basis for use with the IBM Lotus Sametime platform.

•	Avistar C3 Tunnel™

The Avistar C3 Tunnel™ solution is Avistar’s firewall traversal software designed to support videoconferencing over firewalls and networks. The Avistar C3 Tunnel™ solution is comprised of the following firewall traversal features, specifically the tunnel server, tunnel client and tunnel SDK and packaged as part of the Avistar C3™ Pro, Avistar C3™ Business and Avistar C3™ Business Pro Editions or may be licensed on a standalone basis for use with other applications.

•	Avistar C3 Connect™

The Avistar C3 Connect™ solution is Avistar’s all-software SIP-H.323 interoperability gateway. The Avistar C3 Connect™ solution is designed to operate as an integrated part of the Avistar C3 Call Control™ solution or may be licensed on a standalone basis for use with other applications.

•	Avistar C3 Command™

The Avistar C3 Command™ solution is Avistar’s all-software dynamic bandwidth management solution. The Avistar C3 Command™ solution is designed to operate as an integrated part of the Avistar C3™ platform or may be licensed on a standalone basis for use with other applications.

•	Avistar C3 Call Control™

The Avistar C3 Call Control™ solution is a general purpose SIP based communications server that provides centralized endpoint and infrastructure registration, management, reporting and configuration. The Avistar C3 Call Control™ solution seamlessly integrates the following software solutions:

o	Avistar C3 Command™ (as part of the Avistar C3™ Pro, Avistar C3™ Business and Avistar C3™ Business Pro Editions)

o	Avistar C3 Connect™ (as part of Avistar C3™ Pro and Avistar C3™ Business Editions)

Avistar C3™ Editions

The Avistar C3™ solutions described above are available on an individual (standalone) basis, or can be purchased as Editions which are predetermined endpoint and infrastructure bundles of our solutions. This allows our clients to purchase Avistar solutions based on current needs, with a clear and economical upgrade path. This also allows our clients to avoid over provisioning, ahead of demand, which occurs often within the videoconferencing industry. By packaging our solutions and providing an economical upgrade path, Avistar has further differentiated itself from its competitors, while being responsive to its customers’ needs.

The table below depicts how Avistar clients can choose from any of the Avistar C3™ endpoints listed above, alongside three Edition bundles. Each Edition fills a specific need and builds on the feature set of the previous Edition. As feature sets increase, so does cost. Clients can upgrade from one Edition to the next by paying an uplift charge (essentially the difference in price between the Editions being upgraded):

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

On January 19, 2010, and prior to completing the Intellectual Ventures transaction, we concluded an agreement with Springboard Group S.A.R.L. granting to Skype a non-exclusive license to Avistar’s patent portfolio under Avistar’s standard terms and conditions. Then on January 21, 2010, we completed and closed the patent purchase transaction with Intellectual Ventures referenced above. As a result, associated rights, obligations, risks and costs for the sold patents and patent applications, including the patents in reexamination related to Microsoft petitions, are now the responsibility of Intellectual Ventures. As part of the transaction with Intellectual Ventures, we received a license-back to the transferred patents and patent applications for our current and future products covered by the portfolio.

Following this transaction, we retained a small forward-looking patent portfolio comprising one Canadian patent, one European application and four U.S. applications. We also retained continuing royalty income from existing patent licenses. We continue an active program to grow, license, and protect our intellectual property portfolio, primarily through the filing of patent applications. As of December 31, 2010, we held 1 issued U.S. patent and 1 issued Canadian patent, as well as 18 U.S. patent applications and 1 European patent application.

Segment Information

We operate through two segments:

•	Our products division engages in the design, development, manufacture, sale and marketing of networked video communications products.

•
Our intellectual property division engages in the development, prosecution, maintenance, support and generation of licensing revenue through license or sale of our intellectual property and technology, some of which is used in our video communications system.

Financial information regarding these segments is provided in Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.  Financial information relating to revenues and other operating income, net loss, operating expenses and total assets for the three years ended December 31, 2010, can be found in our Consolidated Financial Statements attached hereto.

Customers

Video Communications Products

As of December 31, 2010, we have licensed and recognized revenue with respect to over 35,000 end-users at over 400 customer sites in approximately 151 cities in over 40 countries. Because many of our customers operate on a decentralized basis, decisions to purchase our systems are often made independently by individual business units. As such, a single company may represent several separate accounts, and multiple customer sites may relate to the same company.

For the year ended December 31, 2010, Intellectual Ventures, SKYPE, and Deutsche Bank AG and its affiliates accounted for 56%, 15%, and 12% of our total revenues, respectively.  For the year ended December 31, 2009, IBM, City Information Services and Deutsche Bank AG and its affiliates accounted for 35%, 19% and 14% of our total revenues, respectively. For the year ended December 31, 2008, Deutsche Bank AG and its affiliates, UBS Warburg LLC and its affiliates, IBM and Sony Corporation accounted for 40%, 19%, 18% and 11% of our total revenues, respectively. No other customer accounted for more than 10% of our total revenues in 2010, 2009 or 2008. The level of sales to any customer may vary from quarter to quarter, and while we continue to expand our indirect sales channel, we expect that significant customer concentration will continue for the foreseeable future. The loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could have a material adverse impact on our financial condition or results of operations. The nature and general terms of our product, maintenance and service sales/offerings, as well as the material terms of our agreements with Intellectual Ventures, SKYPE, IBM and Sony Corporation, are described in Note 2 to our consolidated financial statements under “Revenue Recognition and Deferred Revenue” included in this Annual Report on Form 10-K.  The material terms of our arrangements with Deutsche Bank, City Information Services and UBS were consistent with the general terms and conditions of our standard product, maintenance and service sales/ offerings to our customers.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia comprised 33%, 44%, and 51% of total revenue for 2010, 2009, and 2008, respectively. For 2010, 2009, and 2008, revenues to customers in the United Kingdom accounted for 12%, 34%, and 22% of total revenue, respectively.

Licensing Activities

We derived approximately 77% or $15.1 million, 10% or $853,000, and 11% or $954,000, of our annual revenues in 2010, 2009, and 2008, respectively, by licensing or selling our broad portfolio of patents to third parties covering video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation. Our license revenue in 2010 was primarily generated by the sale of substantially all of our patents to Intellectual Ventures for a one-time cash payment of $11.0 million and the licensing of our patents to SKYPE for an upfront license fee of $3.0 million in January 2010. Our license revenue in 2009 and 2008 was primarily royalties generated from licenses granted to Sony Corporation and its subsidiaries.

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

Marketing. Our marketing efforts are directed towards Global 5000 companies with targeted solutions for the small and medium-size business (SMB) and Enterprise markets, focused on the specific collaboration needs of each. We also work with our existing customers to demonstrate how our solutions can further satisfy their needs, thereby growing our footprint within our installed base. We emphasize initiatives to develop market awareness of our solutions and services, as well as increase usage of our installed systems.

We also use marketing programs to build recognition of our corporate brand, foster partnerships, and promote our technology in regards to licensing opportunities.

Installation, Maintenance, Training and Support Services

We provide a wide variety of services for the implementation and support of our video communications products. These services range from product training, deployment assistance, custom product enhancements to custom onsite support. We generally install our systems for new customers. In an increasing number of cases, our customers’ information technology group or services partner install follow-on orders. In the future, we expect our customers or their services partners will increasingly perform the installation process.

The installation that we offer to our customers as a separately-priced service relates to the set up and configuration of desktop and infrastructure components of our solution. To accomplish this activity, our staff frequently interfaces with the customer’s internal IT staff and external suppliers, in order to provide for connectivity to the customer’s local and wide area networks, and for the connections between the various components purchased. The effective operation of software is checked by our staff during this installation process. Although the “work time” of this activity at a single location may be only one or two days, the coordination necessary for accommodating the equipment and establishing connectivity frequently creates cycle times of between two and six weeks at the customer’s site.

Our maintenance and support services ensure that customers benefit from the latest networked video technology through software upgrades and expedited repair services. Our customer support center provides voice and video call assistance to Avistar users and administrators throughout the world. On-site support is also available for a separate fee as is training on-site at a customer facility or at an Avistar location.

Backlog

We do not believe that backlog is a meaningful indicator of future business prospects. Therefore, we believe that backlog information is not material to an understanding of our overall business.

Research and Development

We believe that strong system development capabilities are essential to our strategy. Our research and development efforts focus on enhancing our core technology, developing additional applications, addressing emerging technologies, standards and protocols, and engaging in patent generation activities. Our system development team consists of engineers and software developers with experience in video and data networking, voice communications, video and data compression, email, collaboration and Internet technologies. We believe that our diverse technical expertise contributes to the highly integrated functionality of our system. We devote a significant amount of our resources to research and development as this is core to our business strategy and ongoing success.  Our research and development expense for the years ended December 31, 2010, 2009, and 2008 was $6.6 million, $3.9 million, and $5.2 million, respectively.

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

Employees

As of December 31, 2010, we had 51 employees, including personnel dedicated to research and development, customer service, including installation and support services, sales and marketing, and finance and administration. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing, and senior management personnel, most of whom are not obligated to remain with us by an employment agreement. The loss of the services of one or more of our key employees could harm our business.

Executive Officers of the Registrant

Our officers and their ages as of December 31, 2010 were as follows:

Name	Age	Position
Robert F. Kirk	55	Chief Executive Officer
Elias A. MurrayMetzger	40	Chief Financial Officer, Chief Administrative Officer and Corporate Secretary
J. Chris Lauwers	50	Chief Technology and Product Officer
Anton F. Rodde	68	President, Intellectual Property Division
Stephen M. Epstein	45	Chief Marketing Officer
Stephen W. Westmoreland	55	Chief Information Officer
Michael J. Dignen	56	Senior Vice President, Sales
Bryan M. Kennedy	55	Vice President, Business Development

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

  Elias A. MurrayMetzger was promoted to the position of Chief Financial Officer, Chief Administrative Officer and Corporate Secretary in January 2010, after serving as our Chief Financial Officer and Corporate Secretary from April 2009 to January 2010 and Acting Chief Financial Officer and Corporate Secretary from January to April 2009.  From January 2006 to January 2009, Mr. MurrayMetzger served as our worldwide Corporate Controller, playing a key role in the Company’s financial reporting and compliance functions. From April 2004 to January 2006, Mr. MurrayMetzger served as Assistant Controller of Centra Software, Inc., a provider of software solutions for online business communication, collaboration and learning. During his tenure at Centra, Mr. MurrayMetzger successfully navigated Centra’s Sarbanes-Oxley compliance effort and SEC reporting functions. Mr. MurrayMetzger worked in the technology audit practice of PricewaterhouseCoopers from February 2000 to March 2004. He is a Certified Public Accountant (inactive) and has a Bachelors of Science in Agribusiness with a concentration in finance from California Polytechnic State University, San Luis Obispo.

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

Stephen M. Epstein joined Avistar in January 2008. Prior to Avistar he was Vice President, Head of Product Management at Mantas, Inc. from July 2003 to January 2008, where he was responsible for global product strategy, managing product requirements, defining go to market plans and marketing strategy, while evaluating the financial services market. Prior to joining Mantas, Mr. Epstein was Head of Product & Business Development at Bang Networks from May 2002 to July 2003 where he spearheaded product and business development efforts, focusing on delivering real-time information distribution products. Mr. Epstein held senior-level management and product development positions including Head of Global Foreign Exchange Sales Technology and Group CTO at Deutsche Bank from March 1995 to May 2002.

Stephen W. Westmoreland joined Avistar as Chief Information Officer in October 2009 and he is responsible for our development, quality assurance, information technology and customer support functions.  From December 2003 to October 2009, he was Senior Vice President of Support Operations for VICOR, Inc., where he helped to significantly grow the company and played a leading role as part of Metavante’s successful acquisition of VICOR, Inc. Prior to that, Mr. Westmoreland held Chief Information Officer positions at Damage Studios and VALinux Systems. Mr. Westmoreland holds a BS degree in Computer Science from Louisiana Tech University.

Michael J. Dignen joined Avistar in July 2010 and is responsible for the company’s sales and account management initiatives.  Prior to joining Avistar, Mr. Dignen held executive sales management positions at US Dataworks from April 2009 to July 2010, Vicor (a business unit of Metavante Corp) from February 2002 to April 2009, and Profit Technologies Corporation from April 1995 to February 2002. Mr. Dignen has successfully sold enterprise sized software solutions into Fortune 500 companies, as well as emerging small and medium sized businesses. He has a proven track record driving sales efforts into promising new product areas while optimizing the efforts of his sales and account management teams. Mr. Dignen holds a Bachelor of Business Administration degree with a major in Finance from The George Washington University.

Bryan M. Kennedy joined Avistar in December 2009 as Avistar’s Vice President, Business Development.  Prior to Avistar, Mr. Kennedy held executive management positions at Avid Technology, a leader in digital media solutions, from November 2005 to January 2009. From 2001 to November 2005, Mr. Kennedy was self employed and provided consulting services related to mergers, acquisitions and corporate strategy to a variety of businesses. From 1992 to 2001, Mr. Kennedy was General Partner for Platinum Venture Partners, a leading venture capital firm. Mr. Kennedy was also a consultant for McKinsey and Company from 1988 to 1992. Mr. Kennedy holds a B.S. in Economics and Finance from Farleigh Dickenson University and an M.B.A. from Harvard Business School.

Item 1A. Risk Factors

Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks.  The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations.  Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Annual Report on Form 10-K for the year ended December 31, 2010 and in our other public filings.

Risks Relating to Our Common Stock

Our Stock is quoted on the OTC Market, which may decrease the liquidity of our common stock.

On June 24, 2009, the NASDAQ Stock Market, Inc. suspended our common stock from trading on NASDAQ because we did not evidence a market value of listed securities above $35.0 million for ten consecutive trading days, or otherwise demonstrate compliance with alternative continued listing standards, during the period from April 2, 2009 and June 22, 2009.  Since that time our common stock has been quoted on the OTC Market under the symbol AVSR.  On August 6, 2009, we withdrew our appeal to the NASDAQ Listing and Hearing Review Council. On August 31, 2009, the NASDAQ Stock Market, Inc. officially delisted our common stock.

Broker-dealers often decline to trade in OTC Market stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater than with stocks listed on other national securities exchanges. Consequently, selling our common stock can be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and news media coverage of our Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. Investors should realize that they may be unable to sell shares of our common stock that they purchase. Accordingly, investors must be able to bear the financial risks associated with losing their entire investment in our common stock.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 65% of our common stock as of December 31, 2010. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

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

We recorded net income of $4.4 million for 2010, and net losses of $4.0 million for 2009 and $6.4 million for 2008.  As of December 31, 2010, our accumulated deficit was $111.7 million.  Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level.  In addition, our operating expenses, which have been reduced recently, may increase as we continue to develop our business and pursue licensing opportunities.  As a result, to become profitable, we will need to increase our revenue and income from settlement and patent licensing by increasing sales to existing customers and by attracting additional new customers, distribution partners and licensees.  If our revenue does not increase adequately, we may not become profitable.  Due to the volatility of our product and licensing revenue and our income from settlement and patent licensing activities, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis.  If we fail to achieve or to maintain profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available on acceptable terms, could cause our business to suffer.

We may need to arrange for the availability of additional funding in order to meet our future business requirements. We have a revolving credit facility that matures on December 22, 2011, which provided us with a maximum line of credit amount of $8.0 million as of December 31, 2010. The line of credit was fully drawn in February 2011. On March 29, 2011, we issued $3.0 million of 4.5% Convertible Subordinated Secured Notes, with a two year term due in 2013, to Gerald Burnett, our Chairman.  If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.  We have in the past, and may in the future, reduce our expenditures by reducing our employee headcount in order to better align our expenditures with our available resources.  Any such reductions may adversely affect our ability to maintain or grow our business.

Any significant changes in our organizational structure, sales, marketing and distribution strategies, licensing efforts and strategic direction, if unsuccessfully implemented, could adversely affect our business and results of operations.

We have experienced significant changes in our management structure and composition in the past.  Simon Moss was appointed as President of our products division in July 2007 and was appointed as our Chief Executive Officer in January 2008 when Gerald Burnett resigned from his position as our Chief Executive Officer.  In January 2009, Bob Habig resigned from the position of Chief Financial Officer and he was replaced in that position by Elias MurrayMetzger, our Corporate Controller.  In July 2009, Simon Moss resigned from his positions as Chief Executive Officer and board member.  Shortly thereafter, Robert Kirk was appointed to replace Simon Moss as our Chief Executive Officer.  In August 2009, Darren Innes resigned from the position of General Manager and Vice President, Global Sales.

Organizational changes and initiatives in our business are aimed at reducing our structural costs, increasing our organizational and partner-driven capacity, leveraging our reputation for innovation and intellectual property leadership, and growing and expanding our business.  However, these changes and initiatives involve transitional costs and expenses and result in uncertainty in terms of their implementation and their impact on our business. For example, our efforts to expand our market focus to additional verticals through the use of distribution partners has proven challenging as such distribution partners work to better understand our product and service offerings and integrate them into their own marketing and sales strategies.   As with any significant organizational change, our initiatives will take time to implement, and the results of these initiatives may not be fully apparent in the near term.  If our initiatives are unsuccessful in achieving our stated objectives, our business could be harmed and our results of operations and financial condition could be adversely affected.

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

Because we still depend on a few customers for a majority of our product revenue, patent licensing and sale revenue and services revenue, the loss of one or more of them could cause a significant decrease in our operating results.

We currently depend on a limited number of customers with lengthy budgeting cycles and unpredictable buying patterns, and as a result, our revenue from quarter-to-quarter or year-to-year may be volatile. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could cause our revenue to decline and our losses to increase.  Adverse changes in our revenue or operating results as a result of these budgeting cycles or any other reduction in capital expenditures by our large customers could also substantially reduce the trading price of our common stock.

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

The U.S. and global economy has entered a recession and our customers and potential customers, partners and distributors may delay or forego ordering our products, and we could fall short of our revenue expectations for 2011 and beyond. Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had, and could in the future have, a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

The sale of substantially all of our patents and patent applications in January 2010 is expected to affect our cash, expenses, revenues and income in future periods.

In prior periods, we have relied on patent licensing revenues and income from settlement and licensing activities to provide significant funding for our operations.  We recognized a total of $15.1 million, $4.5 million, and $5.2 million in patent licensing and sale revenues and income from settlement and licensing activities for the years ended December 31, 2010, 2009, and 2008, respectively.  In January 2010, we sold substantially all of our patent portfolio and associated patent applications to Intellectual Ventures for a one time cash payment of $11.0 million.  We retained royalty rights under our existing patent license agreements as well as a grant back license to the patents and patent applications for our current and future products.  As a result of this sale, we expect our efforts and expenditures on patent prosecution, licensing and settlement activities in future periods to be substantially reduced and our prospects for revenues from the licensing or sale of patents and patent applications and our prospects for generating new income from settlement and licensing activities to also be substantially reduced.  Accordingly, our ongoing operations will have to be funded directly from operations and from debt and equity financing activities.  Failure to generate cash from operations or from debt or equity financing activities could have a substantial and adverse affect on our business, operations and prospects.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 33%, 44%, and 51% of total revenues for the years ended December 31, 2010, 2009, and 2008, respectively. Some of the risks we may encounter in conducting international business activities include the following:

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was traded on the NASDAQ National Market from August 17, 2000 until October 29, 2002 and was traded on the NASDAQ Capital Market from October 30, 2002 until June 23, 2009 under the symbol “AVSR.”  Our common stock is currently quoted and traded on the OTC Market, which is an over-the-counter securities market, under the symbol “AVSR”. Prior to August 17, 2000, there was no public market for our common stock.

On June 12, 2009, we received a letter from The NASDAQ Stock Market, or NASDAQ, indicating that the NASDAQ Hearings Panel, or the Panel, had determined to delist our Company’s shares from NASDAQ and would suspend our common stock from trading on NASDAQ effective at the open of trading on June 24, 2009.  The Panel's decision to suspend our common stock was the result of us not evidencing a market value of listed securities above $35.0 million for ten consecutive trading days, or otherwise demonstrating compliance with alternative continued listing standards, during the period from April 2, 2009 and June 22, 2009.  Trading of our common stock on NASDAQ was suspended on June 24, 2009. Since that time, our common stock has been quoted on the OTC Market. On June 17, 2009, we requested a review by the NASDAQ Listing and Hearing Review Council, or the Council, of the Panel’s decision. The Council granted our request for a review and requested us to submit additional information from the Company by August 7, 2009.  On August 6, 2009, we withdrew our appeal to the Council. On August 31, 2009, NASDAQ officially delisted our common stock.

The following table sets forth for the period indicated the high and low sale prices for our common stock, as reported by the OTC Market and the NASDAQ Capital Market.

	Year Ended December 31, 2010		Year Ended December 31, 2009
	High	Low	High	Low
First Quarter	$0.70	$0.31	$1.45	$0.78
Second Quarter	$0.58	$0.45	$1.13	$0.80
Third Quarter	$1.00	$0.40	$0.90	$0.40
Fourth Quarter	$1.05	$0.47	$0.75	$0.25

On December 31, 2010, the last reported sale price of our common stock on the OTC Market was $0.47 per share. According to the records of our transfer agent, as of December 31, 2010, there were 70 holders of record of our common stock and we believe there are a substantially greater number of beneficial holders.

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

Overview

We create technology that provides the missing critical element in unified communications: bringing people in organizations face-to-face, through enhanced communications for true collaboration anytime, anyplace. Our latest product, Avistar C3™, draws on over a decade of market experience to deliver a single-click desktop videoconferencing and collaboration experience that moves business communications into a new era. Available as a stand-alone solution, or integrated with existing unified communications software from other vendors, Avistar C3™ users gain an instant messaging-style ability to initiate video communications across and outside the enterprise. Patented bandwidth management enables thousands of users to access desktop videoconferencing, Voice over IP (VoIP) and streaming media without requiring substantial new network investment or impairing network performance.  By integrating Avistar C3™ tightly into the way they work, our customers can use our solutions to help reduce costs and improve productivity and communications within their enterprise and between enterprises, and to enhance their relationships with customers, suppliers and partners. Using Avistar C3™ software and leveraging video, telephony and Internet networking standards, Avistar solutions are designed to be scalable, reliable, cost effective, easy to use, and capable of evolving with communications networks as bandwidth increases and as new standards and protocols emerge. We currently sell our system directly and indirectly to the small and medium sized business, or SMB, and globally distributed organizations, or Enterprise, markets comprising the Global 5000. Our objective is to establish our technology as the standard for networked visual unified communications and collaboration through limited direct sales, indirect channel sales/partnerships, and the licensing or sale of our technology and patents to others.

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

2010 Financial Highlights

•	Total revenue increased by $10.8 million over 2009 revenue to $19.7 million, primarily due to the license and sale of patents in 2010 for $14.0 million.

•
Operating expense (research and development, sales and marketing, and general and administrative) for the year ended December 31, 2010 was $13.5 million, as compared to $11.8 million for the year ended December 31, 2009. The increase was primarily due to planned additional investments in engineering to develop new products in the Unified Communications and Virtual Desktop Infrastructure (VDI) markets.

•
Net income was $4.4 million for the year ended December 31, 2010, or $0.11 per basic and diluted share, as compared to a net loss of $4.0 million, or $0.11 per basic and diluted share, for the year ended December 31, 2009, an improvement of $8.4 million.

•
Cash and cash equivalents balance as of December 31, 2010 was $1.8 million. Cash generated from operations during the year ended December 31, 2010 was $6.0 million, compared to cash used in operations of $4.9 million for the year ended December 31, 2009.

•	Total debt balance was $7.0 million as of December 31, 2010, a significant reduction from $11.3 million as of December 31, 2009.

Intellectual Property

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. On January 19, 2010, we licensed our patents to Springboard Group S.A.R.L., or SKYPE, for an upfront license payment of $3.0 million. On January 21, 2010, we sold substantially all of our patent portfolio and associated patent applications to Intellectual Ventures Fund 61 LLC for a one time cash payment of $11.0 million.  Nevertheless, we retained royalty rights under our existing patent license agreements as well as a grant back license to the patents and patent applications for our current and future products.  As a result of this sale, we expect our efforts and expenditures on patent prosecution, licensing and settlement activities in future periods to be reduced, and that our prospects for revenues from licensing and sale of patents and patent applications in future periods and our prospects for generating new income from settlement and licensing activities could also be significantly reduced. Accordingly, or ongoing operations will have to be funded directly from operations and from debt and equity financing activities. Failure to generate cash from operations or from debt or equity financing activities could have a substantial and adverse effect on our business, operations and prospects. As of December 31, 2010, we held 1 issued U.S. patent and 1 issued Canadian patent, as well as 18 U.S. patent applications and 1 European patent application. We continue an active program to strategically grow and protect our intellectual property portfolio, primarily through the filing of patent applications. In the future, we also plan to generate licensing revenue through the license or sale of our existing patent portfolio and patent applications.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•	Revenue recognition and deferred revenue;

•	Income from settlement and patent licensing;

•	Stock-based compensation; and

•	Valuation of accounts receivable.

Revenue Recognition and Deferred Revenue

We derive product revenue from the sale and licensing of our video-enabled networked communications system, consisting of a suite of Avistar-designed software and hardware products, including third party components. We also derive revenue from fees for installation, maintenance, support, training services and software development. In addition, we derive revenue from the licensing and sale of our intellectual property portfolio.

We recognize product and services revenue in accordance with Accounting Standards Codification (ASC) 985-605, Revenue Recognition - Software, or ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. Product revenue includes revenue from the sale and licensing of a set of desktop (endpoint) products (hardware and software) and infrastructure products (hardware and software) that combine to form an Avistar video-enabled collaboration solution. Services revenue includes revenue from post-contract customer support, training and software development. The fair value of all product, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

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

•
Delivery has occurred.  We deliver software and hardware to customers either electronically or physically and have no further obligations with respect to the agreement. The standard delivery terms are FOB shipping point.

•
The fee is fixed or determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard terms generally require payment within 30 to 90 days of the date of invoice. Where these terms apply, we regard the fee as fixed or determinable, and recognize revenue upon delivery (assuming other revenue recognition criteria are met). If the payment terms do not meet this standard, but rather, involve “extended payment terms”, the fee may not be considered to be fixed or determinable, and the revenue would then be recognized when customer installments are due and payable.

•
Collectibility is probable. To recognize revenue, we judge collectibility of the arrangement fees on a customer-by-customer basis pursuant to a credit review policy. We typically sell to customers which have had a history of successful collections. For new customers, we evaluate the customer’s financial position and ability to pay. If we determine that collectibility is not probable based upon the credit review process or the customer’s payment history, revenue is recognized when cash is collected.

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

The price charged for maintenance and/or support is defined in the contract, and is based on a fixed price for both hardware and software components as stipulated in the customer agreement. Customers have the option to renew the maintenance and/or support arrangement in subsequent periods at the same or similar rate as paid in the initial year subject to contractual adjustments for inflation in some cases. Revenue from maintenance and support services is deferred and recognized pro-rata over the maintenance and/or support term, which is typically one year in length. Payments for services made in advance of the provision of services are recorded as deferred revenue and customer deposits in the consolidated balance sheets. Training services are offered independently of the purchase of product. The value of these training services is determined based on the price charged when such services are sold separately. Training revenue is recognized upon performance of the service.

We recognize service revenue from software development contracts in accordance with ASC 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. Product and implementation revenue related to contracts for software development is recognized using the percentage of completion method, in accordance with the “Input Method”, when all of the following conditions are met: a contract exists with the customer at a fixed price, we expect to fulfill all of its material contractual obligations to the customer for each deliverable of the contract, a reasonable estimate of the costs to complete the contract can be made, and collection of the receivable is probable. The amount of revenue recognized is based on the total project fee under the agreement and the percentage of completion achieved.  The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to the earned revenues. Changes in estimates are recognized in the periods affected by the changes. Any anticipated losses on contracts in progress are charged to earnings when identified. The amounts billed to customers in excess of revenues recognized to date are deferred and recorded as deferred revenue and customer deposits in the consolidated balance sheets. The amount of revenue recognized in excess of billings is recorded as unbilled accounts receivable.

We recognize revenue from the licensing or sale of our intellectual property portfolio according to ASC 985-605, Revenue Recognition – Software, based on the terms of the royalty, partnership, cross-licensing and purchase agreements involved.

In July 2006, we entered into a Patent License Agreement with Sony Corporation (Sony) and Sony Computer Entertainment, Inc. (SCEI). Under the license agreement, we granted Sony and its subsidiaries, including SCEI, a license to all of our patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. The license covers Sony’s video conferencing apparatus as well as other products, including video-enabled personal computer products and certain SCEI PlayStation products. Future royalties under this license are being recognized as estimated royalty-based sales occur in accordance with ASC 985-605, Revenue Recognition - Software.  We use historical and forward looking sales forecasts provided by SCEI and third party sources, in conjunction with past actual royalty reports provided periodically by SCEI directly to us, to develop an estimate of royalties recognized for each quarterly reporting period.  The royalty reports we receive directly from SCEI are delayed beyond the period in which the actual royalties are generated, and thus the estimate of current period royalties requires significant management judgment and is subject to corrections in a future period once actual royalties become known.

On September 8, 2008 and on September 9, 2008, we entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which we agreed to integrate our bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services. An initial cash payment of $3.0 million was made by IBM to us on November 7, 2008, a second and third non-refundable payment of $1.5 million and $750,000 was made on August 31, 2009 and June 30, 2010, respectively.   We received the remaining non-refundable payment of $750,000 from IBM on December 31, 2010.  In addition, IBM has agreed to make future royalty payments to us equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold that exceeds a contractual base amount, and maintenance payments received from existing customers, which incorporate our technology.  The agreements have a five year term and are non-cancelable except upon material default by either party.  The agreements convey to IBM a non-exclusive world-wide license to our patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.  In April 2009, the agreements were amended to extend the initial term from five years to six years.  We have determined the value of maintenance based on VSOE, and allocated the residual portion of the initial $6.0 million to the integration project.  The residual portion was recognized under the percentage of completion method, in accordance with the “Input Method”, and the maintenance revenue is being recognized over the future maintenance service period.  As we believe there are no future deliverables associated with the intellectual property patent licenses, no additional provision for this element has been made.  The integration project was fully completed and delivered as of September 30, 2010, with maintenance support services being the only undelivered element. For the year ended December 31, 2010, we recognized $545,000 in product revenue and $310,000 in service, maintenance and support revenue.  For the year ended December 31, 2009, we recognized $2.4 million in product revenue and $655,000 in service revenue.

On January 19, 2010, we entered into a patent license agreement with Springboard Group S.A.R.L. (SKYPE).  Under the agreement, we granted to SKYPE for the lives of the patents, a royalty-free, irrevocable, non-exclusive license under certain patents to make, have made (subject to certain limitations), use, import or export, offer to sell, sell, lease, license, or otherwise transfer or distribute certain licensed products.  These granted rights and license include rights for authorized entities and end users of SKYPE to form combinations with other products for certain authorized purposes.  As consideration for the license, we received a payment of $3.0 million from SKYPE on January 25, 2010 and recognized $3.0 million as revenue from licensing and sale of patents during the quarter ended March 31, 2010.

On January 21, 2010, we completed the sale of substantially all of our U.S. patents and patent applications, and related foreign patents and patent applications to Intellectual Ventures Fund 61 LLC (Intellectual Ventures) related to an agreement that was entered into on December 18, 2009. We retained royalty rights under our existing patent license agreements, and also obtained a full grant-back royalty-free, irrevocable license to the patent portfolio from Intellectual Ventures to make, use and sell any current and future Avistar product or service covered by the patents sold.  We received the purchase price of $11.0 million from Intellectual Ventures on January 21, 2010 and recognized $11.0 million as revenue from licensing and sale of patents during the quarter ended March 31, 2010.

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

On November 12, 2004, we entered into a settlement and a patent cross-license agreement with Polycom Inc., thus ending litigation against Polycom, Inc. for patent infringement. As part of the settlement and patent cross-license agreement with Polycom, Inc, we granted Polycom, Inc. a non-exclusive, fully paid-up license to its entire patent portfolio. The settlement and patent cross-license agreement includes a five-year capture period from the date of the settlement, adding all new patents with a priority date extending up to five years from the date of execution of the agreement. Polycom, Inc, as part of the settlement and patent cross-licensing agreement, made a one-time payment of $27.5 million to us and we paid $6.4 million in contingent legal fees to our litigation counsel upon completion of the settlement and patent cross-licensing agreement. The contingent legal fees were payable only in the event of a favorable outcome from the litigation with Polycom, Inc.  We recognized the gross proceeds of $27.5 million from the settlement and patent cross-license agreement as income from settlement and patent licensing within operations over the five-year capture period, due to a lack of evidence necessary to apportion the proceeds between an implied punitive gain element in the settlement of the litigation, and software license revenues from the cross-licensing of our patented technologies for prior and future use by Polycom, Inc. Additionally, the $6.4 million in contingent legal fees was deferred and was amortized to income from settlement and patent licensing over the five year capture period, resulting in a net of $21.1 million being recognized as income within operations over the five year capture period. As of December 31, 2009, the deferred net income from settlement and patent licensing with Polycom, Inc. was fully recognized.

Stock-Based Compensation

We account for stock-based compensation to employees according to ASC 718, Compensation – Stock Compensation, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes-Merton assumptions such as stock price volatility and expected option terms, as well as expected option forfeiture rates. There is little experience or guidance with respect to developing these assumptions and models. ASC 718 requires the recognition of the fair value of stock compensation in net income (loss). Refer to Note 2 “Stock-Based Compensation” and Note 7 “Equity Compensation Plans” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information.

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends, and the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts were to be understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of December 31, 2010, approximately 74% of our gross accounts receivable was concentrated with two customers, each of whom individually represented more than 10% of our gross receivables.  As of December 31, 2009, approximately 87% of our gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of our total account receivables.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue
	Year Ended December 31,
	2010	2009	2008

Revenue:
Product	11%	45%	45%
Licensing and sale of patents	77	10	11
Services, maintenance and support	12	45	44
Total revenue	100	100	100
Costs and expenses:
Cost of product revenues	2	15	25
Cost of services, maintenance and support revenues	7	34	27
Income from settlement and patent licensing	—	(41)	(48)
Research and development	34	44	59
Sales and marketing	14	29	40
General and administrative	21	60	66
Total costs and expenses	78	141	169
Income (loss) from operations	22	(41)	(69)
Other income (expense), net	—	(4)	(4)
Income (loss) before provision for (benefit from) income taxes	22	(45)	(73)
Provision for (benefit from) income taxes	(1)	—	—
Net income (loss)	23%	(45)%	(73)%

COMPARISON OF 2010 AND 2009

Revenue

Total revenue increased by $10.8 million or 123%, to $19.7 million for 2010, from $8.8 million for 2009.

•
Product revenue decreased by $1.8 million or 45%, to $2.1 million for 2010, from $3.9 million for 2009, mainly due to a decrease in the software product revenue recognized related to our agreement with IBM as we completed the software integration project in September 2010, and a decrease in hardware sales. We expect product revenue to increase moderately in 2011 compared to 2010 due to minimum royalty payments specified in contracts with our distribution partners and increased sales of new products.

•
Licensing and patent sale revenue, relating to the licensing and sale of our patent portfolio, increased by $14.3 million, to $15.1 million for 2010, from $853,000 for 2009, mainly due to the sale of substantially all of our patents to Intellectual Ventures for $11.0 million and the licensing revenue from SKYPE totaling $3.0 million. Licensing and patent sale revenue in 2011 is expected to be significantly less than 2010 due to reduced sales of patents partially offset by increased licensing revenue.

•
Services, maintenance and support revenue, which includes software implementation and enhancement, maintenance and support services, decreased by $1.6 million or 41%, to $2.4 million for 2010, from $4.0 million for 2009. This was primarily due to a decrease in service revenue from software implementation and enhancement services, and a decrease in the number of product maintenance contract renewals with existing customers during 2010. We expect service, maintenance and support revenue to decrease slightly in 2011 compared to 2010 due to reduced software implementation and enhancement services being performed.

In 2010, revenue from three customers accounted for 83% of total revenue compared to three customers accounting for 68% of total revenue in 2009. No other customer accounted for greater than 10% of total revenue.  The level of sales to any customer may vary from quarter to quarter and from year to year. While we continue to expand our indirect sales channel, we expect that there will be significant customer concentration in future periods. The loss of any one of those customers may have a materially adverse impact on our financial condition and operating results.

Costs and expenses

Cost of product revenue.  Cost of product revenue decreased by $854,000, or 64%, to $473,000 in 2010 from $1.3 million for 2009. The decrease was primarily due to lower hardware product sales, a decrease in obsolete inventory write-off, and a reduction in personnel related expense and stock-based compensation.  We expect the cost of product revenue to vary with the mix of products sold in 2011.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue decreased by $1.6 million, or 53%, to $1.4 million in 2010 from $3.0 million in 2009, primarily due to a decrease in software implementation and enhancement services for customers. We expect the cost to vary with the mix of services, maintenance and support provided to our customers in 2011.

Income from settlement and patent licensing. Income from settlement and patent licensing decreased by $3.7 million or 100%, to $0 in 2010 from $3.7 million for 2009. The decrease was due to the completion of recognition of the net proceeds from the Polycom settlement and cross-licensing agreement in November 2009.

Research and development. Research and development expenses increased by $2.7 million, or 69%, to $6.6 million in 2010 from $3.9 million in 2009.  The increase was primarily due to the bonus payout to employees of our Intellectual Property division totaling $470,000 as a result of the completion of the sale of substantially all of our patents to Intellectual Ventures in January 2010, an increase in engineering headcount and deployment of external labor to accelerate the delivery of our product roadmap, and a lower allocation of engineering employee and external labor expenses to cost of services, maintenance and support revenue associated with a decrease in software implementation and enhancement services during 2010, compared to 2009. We expect a significant decrease in research and development expenses in 2011 compared to 2010 due to a significant reduction in bonus payouts, reduced patent prosecution expenses and a slight decrease in engineering headcount and the use of external labor to deliver new products.

Sales and marketing. Sales and marketing expenses increased by $217,000 or 8% to $2.8 million in 2010 from $2.6 million in 2009, primarily due to an increase in personnel expense and an increase in marketing activities. We expect the expense to remain relatively flat in 2011.

General and administrative. General and administrative expenses decreased by $1.1 million or 22% to $4.2 million in 2010 from $5.3 million in 2009, primarily due to a decrease in severance pay expense, a decrease in both general and patent legal fees, and a decrease in stock-based compensation. We expect the expense to decrease slightly in 2011 due to reduced legal expense associated with the sales of patents on intellectual property and as part of ongoing cost control measures.

Other income (expense), net

Other income (expense), net decreased by $372,000 or 86%, to a net expense of $60,000 in 2010 from a net expense of $432,000 in 2009, mainly due to a decrease in interest expense as a result of a lower average debt balance and lower interest rates.

Provision for (benefit from) income taxes

The benefit from income taxes of $240,000 for 2010 was primarily due to the tax refund received for the 2004 federal alternative minimum tax of $238,000 pursuant to the net operating loss carry-back election under the Worker, Homeownership and Business Assistance Act legislation. The benefit from income taxes of $29,000 for 2009 reflected mainly the realization of foreign corporate income tax benefit related to prior tax years for Avistar Systems U.K. Limited (ASUK), our wholly-owned subsidiary in the United Kingdom.

COMPARISON OF 2009 AND 2008

Revenue

Total revenue remained relatively flat at $8.8 million for 2009 compared to $8.8 million for 2008.

•	Product revenue remained relatively flat at approximately $3.9 million for 2009 compared to $4.0 million for 2008.

•
Licensing and patent sale revenue, relating to the licensing and sale of our patent portfolio, decreased by $101,000 or 11%, to $853,000 for 2009, from $954,000 for 2008, mainly due to a decline in the ongoing royalty revenue from Sony.

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

Costs and expenses

Cost of product revenue.  Cost of product revenue decreased by $868,000, or 40%, to $1.3 million in 2009 from $2.2 million for 2008. The decrease was primarily attributable to lower hardware product sales which carried a higher cost than software sales, partially offset by an increase in stock-based compensation in 2009.

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

Sales and marketing. Sales and marketing expenses decreased by $940,000, or 27% to $2.6 million in 2009 from $3.5 million in 2008. The decrease was primarily due to a reduction in personnel and personnel related expenses and cost optimization efforts, partially offset by an increase in stock-based compensation.

General and administrative. General and administrative expenses decreased by $431,000, or 8% to $5.3 million in 2009 from $5.7 million in 2008. The decrease was due primarily to an overall decrease in personnel and personnel related expenses and the ongoing cost optimization efforts, partially offset by severance expenses and increase in legal fees.

Other income (expense), net

Other income (expense), net increased by $87,000, or 25%, to a net expense of $432,000 in 2009 from a net expense of $345,000 in 2008, primarily due to a decrease in interest income as a result of lower interest rates and a decrease in the average outstanding balance of cash and cash equivalents that earned interest in 2009 compared to 2008.

Provision for (benefit from) income taxes

A net benefit from income taxes of $29,000 was recorded for 2009, compared to an expense of $23,000 in 2008, mainly due to realization of foreign corporate income tax benefit related to prior tax years for ASUK during 2009.

Liquidity and Capital Resources

We historically funded our operations with revenues generated from our products, services and patents, line of credit, proceeds from patent litigation settlements, public and private equity and debt financing.

We had cash and cash equivalents of $1.8 million as of December 31, 2010.  For the year ended December 31, 2010, we had a net increase in cash and cash equivalents of $1.5 million. The net cash provided by operations of $6.0 million for the year ended December 31, 2010 resulted primarily from the net income of $4.4 million, an adjustment for non-cash stock-based compensation expense of $1.3 million, an increase in deferred services revenue and customer deposits of $604,000, and a decrease in accounts receivable of $315,000. This was partially offset by a decrease in accounts payable of $408,000 and a decrease in accrued liabilities of $384,000.  The net cash used in investing activities of $228,000 for the year ended December 31, 2010 was due to the purchase of equipment.  The net cash used in financing activities of $4.2 million for the year ended December 31, 2010 related primarily to approximately $11.3 million in payments made on the line of credit, partially offset by $7.0 million of borrowings on the line of credit.

Our gross accounts receivable balance decreased by $315,000 or 30% to $725,000 at December 31, 2010 from $1.0 million at December 31, 2009 mainly due to timing of sales and customer payments.

We had cash and cash equivalents of $294,000 as of December 31, 2009. For the year ended December 31, 2009, we had a net decrease in cash and cash equivalents of $4.6 million. The net cash used by operations of $4.9 million for the year ended December 31, 2009 resulted primarily from the net loss of $4.0 million, a decrease in deferred income from settlement and patent licensing of $4.7 million, and a decrease in deferred services revenue and customer deposits of $1.7 million.  This was partially offset by non-cash expenses of $2.1 million, a decrease in accounts receivable of $1.7 million and a decrease in deferred settlement and patent licensing costs of $1.1 million.  The net cash used in investing activities of $82,000 for the year ended December 31, 2009 was due to the purchase of property and equipment.  The net cash provided by financing activities of $363,000 for the year ended December 31, 2009 related primarily to $9.3 million of borrowings on our line of credit, partially offset by $5.0 million in payments made on the line of credit and $4.1 million in early repayments of convertible debt.

For the year ended December 31, 2008, we had a net increase in cash and cash equivalents of $821,000. The net cash used by operations of $8.9 million for the year ended December 31, 2008 resulted primarily from the net loss of $6.4 million, a decrease in deferred income from settlement and patent licensing of $5.6 million, an increase in accounts receivable of $1.3 million, a decrease in account payable of $708,000, partially offset by an increase in deferred services revenue and customer deposits of $1.5 million, non-cash expenses of $2.0 million,  and a decrease in deferred settlement and patent licensing costs of $1.3 million.  The net cash provided by investing activities of $718,000 for the year ended December 31, 2008 was primarily due to the maturities of short-term investments of $799,000.  The net cash provided by financing activities of $9.0 million for the year ended December 31, 2008 related primarily to $7.0 million in proceeds from the issuance of convertible debt in January 2008, and $7.0 million of borrowings on our line of credit, partially offset by payments made on our line of credit of $5.1 million.

Expenditures for property and equipment in 2010 were approximately $228,000. At December 31, 2010, we did not have any material commitments for future capital expenditures. We anticipate spending approximately $70,000 in capital expenditures during the next 12 months.

The following table summarizes our known contractual obligations and commitments as of December 31, 2010 (in thousands) for the periods presented.

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations
Operating lease obligations, net of projected sublease proceeds	$1,072	$825	$233	$23	$(9)
Purchase obligations	164	137	27	—	—
Total	$1,236	$962	$260	$23	$(9)

As of December 31, 2010, we had no material off-balance sheet arrangements, other than the contractual obligations described in the table above.   We enter into indemnification provisions under agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of December 31, 2010, we had not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and therefore, we have no liabilities recorded for these agreements as of December 31, 2010.

On January 19, 2010, we entered into a patent license agreement with SKYPE.  Under the Agreement, we granted to SKYPE for the lives of the patents, a royalty-free, irrevocable, non-exclusive license under certain patents to make, have made (subject to certain limitations), use, import or export, offer to sell, sell, lease, license, or otherwise transfer or distribute certain licensed products.  These granted rights and license include rights for authorized entities and end users of SKYPE to form combinations with other products for certain authorized purposes.  As consideration for the license, we received a payment of $3.0 million from SKYPE on January 25, 2010.

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

On December 23, 2006, we entered into a Revolving Credit and Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit subject to annual renewal with the consent of the Company and the lender. The Revolving Credit and Promissory Note was renewed and amended on December 22, 2009 which extended the maturity date of the facility by one year to December 21, 2010, and increased the line of credit from $10.0 million to $11.25 million until March 31, 2010 and thereafter the line of credit would decrease to $6.0 million.  The maximum facility amount was further reduced to $5.0 million in March 2010 and then increased to $7.0 million in August 2010 for the remainder of the period through the maturity date.   The Revolving Credit and Promissory Note was renewed and amended again on December 20, 2010 which extended the maturity date of the facility by one year to December 22, 2011 and increased the line of credit from $7.0 million to $8.0 million. The amended Security Agreement, amended on January 12, 2010, granted the lender a security interest in and right of setoff against substantially all of our assets, tangible and intangible, except for substantially all of our patents and patent applications sold to Intellectual Ventures pursuant to a patent purchase agreement dated as of December 18, 2009. Gerald Burnett, our Chairman, provided a collateralized guarantee to the financial institution, assuring payment of our obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility. Dr. Burnett also provided us with a personal guarantee assuring us a line of credit of $8.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 22, 2011 to March 31, 2012. The renewed line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 0.90% or Prime Rate plus 1.00%. We elected Adjusted LIBOR plus 0.90% or 1.21% at December 31, 2010. We repaid $11.25 million in January 2010 with the proceeds of the sale of substantially all of the Company’s patents and patent applications to Intellectual Ventures and borrowed $7.0 million under the revolving line of credit during 2010. We had a debt balance of $7.0 million outstanding as of December 31, 2010.

On January 4, 2008, we issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes, which were due in 2010 (Notes). The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, R. Stephen Heinrichs, William Campbell, and Craig Heimark, former officers Simon Moss and Darren Innes, and WS Investment Company. Our obligations under the Notes were collateralized by the grant of a security interest in substantially all our tangible and intangible assets pursuant to a Security Agreement among us and the purchasers. Prior to the election of the Note holders to convert their notes, the Notes had a two year term which would have come due on January 4, 2010 and were convertible prior to maturity.  Interest on the Notes accrued at the rate of 4.5% per annum and was payable semi-annually in arrears on June 4 and December 4 of each year, commencing on June 4, 2008.  Commencing on the one year anniversary of the issuance of the Notes until maturity, the holders of the Notes would have been entitled to convert the Notes into shares of common stock at an initial conversion price per share of $0.70.  In May 2009, we issued a total of 4,199,997 shares of common stock to Gerald Burnett, R. Stephen Heinrichs, William Campbell, Craig Heimark, Simon Moss and WS Investment Company upon their election to convert their Notes in the aggregate principal amount of $2.9 million into common stock. In October 2009, we repaid the Notes issued to Darren Innes in full with a payment of approximately $60,000 and in December 2009, we repaid the Notes issued to Baldwin Enterprises, Inc. in full with a payment of $4.0 million.  As of December 31, 2009 and 2010, there was no convertible debt outstanding.

    On March 29, 2011, we sold a 4.5% Convertible Subordinated Secured Note due 2013 in the principal amount of $3,000,000 (the “2011 Note”). The 2011 Note was sold pursuant to a Convertible Note Purchase Agreement, dated as of March 29, 2011 (the “Purchase Agreement”), among us and our director Gerald Burnett (the “Purchaser”).  Our obligations under the 2011 Note are secured by the grant of a security interest in substantially all of our tangible and intangible assets pursuant to a Security Agreement among us and the Purchaser dated as of March 29, 2011.  The terms of the 2011 Note are substantially similar to our 4.5% Convertible Subordinated Secured Notes due 2010 sold pursuant to a Convertible Note Purchase Agreement, dated as of January 4, 2008, among us, Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation and certain other parties (See above). The 2011 Note has a two year term and will be due on March 29, 2013.  The 2011 Note may not be prepaid or redeemed prior to maturity.  In the event certain circumstances as described in the Purchase Agreement occur prior to March 29, 2012, we have the option, at our sole discretion, to prepay the 2011 Note without the consent of the Purchaser.  The pre-payment fee would be $50,000 for every one million dollars that is pre-paid.  Interest on the 2011 Note will accrue at the rate of 4.5% per annum and will be payable semi-annually in arrears on March 29 and September 29 of each year, commencing on September 29, 2011.  From the one year anniversary of the issuance of the 2011 Note until maturity, the holder of the 2011 Note will be entitled to convert the 2011 Note into shares of our common stock at an initial conversion price per share of $0.70.  In connection with the issuance of the 2011 Note, we also entered into amendments to the Second Amended and Restated Revolving Credit Facility Promissory Note and to the Fourth Amended and Restated Security Agreement with a financial institution to permit the grant of a security interest to the Purchaser of the 2011 Note and to allocate specific assets of Avistar solely to secure our obligations under the 2011 Note.

Based on the proceeds we received from issuance of the 2011 Notes, the results of our ongoing revenue generation and cost reduction efforts, the availability of the revolving credit facility with a financial institution, and Dr. Burnett’s personal guarantee of a line of credit, we believe that there will be sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of product, licensing and service revenue, the maintenance of our cost control measures structured to align operations with predictable revenues, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales, partnering and marketing activities, the extent to which our existing and new products gain market acceptance and competing technological and market developments, all of which may impact our ability to achieve and maintain profitability or generate positive cash flows.

        From time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional debt or equity financing arrangements may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish some or all of our rights to certain of our technologies or products. Our inability to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issue Task Force (ASU 2009-13), and ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available.  ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  Both statements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. These statements became effective for the Company on January 1, 2011. The Company does not expect the adoption of these statements to have a material impact on the Company’s financial condition and results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 2010-06). This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The Company adopted this statement on January 1, 2010. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operation.  The Company does not expect the adoption of this statement relating to disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements to have a material impact of the Company’s financial condition and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09 or ASC 855-10).  The update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  The change alleviates potential conflicts between ASC 855-10 and the SEC’s requirements.  ASU 2010-09 is effective upon issuance of the final update.  The Company adopted this statement upon its issuance. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

Item 7A. Omitted

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and Report of Independent Registered Public Accounting Firm appears on pages F-2 through F-25 of this Report.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report from the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the 2011 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2010, pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business—Executive Officers,” and certain other information required by this item is incorporated by reference from the sections captioned “Principal Stockholders” contained in our Proxy Statement.

We have adopted a code of ethics that applies to our principal executive officers and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which also applies to employees generally, is posted on our Internet website (http://www.avistar.com/about-us/investor-relations/ethics-policy/).

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to the shares of our Common Stock that may be issued upon exercise of options and vesting of restricted stock units under our existing equity compensation plans.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	10,399,817 (1)	$0.69	3,895,134 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	10,399,817	$0.69	3,895,134

————————————————
(1)
This number reflects the number of shares to be issued upon exercise of outstanding options and vesting of restricted stock units under our 2009 Equity Incentive Plan ( “2009 Plan”), 2000 Stock Option Plan (“2000 Plan”) and 2000 Director Option Plan (“Director Plan”). This number excludes purchase rights accruing under the 2010 Employee Stock Purchase Plan (“2010 ESPP”). The 2010 ESPP authorizes the granting of stock purchase rights to eligible employees during six month offering periods commencing on the first trading day on or after February 1 and August 1 of each year. Shares are purchased through employee payroll deductions at purchase prices equal to 85% of the fair market value of our Common Stock on either the first trading day of each offering period or the date of the purchase, whichever is lower.

(2)
Includes 2,746,474 shares remaining available for issuance under the 2009 Plan and 1,148,660 shares available for issuance under the 2010 ESPP. No securities are available for future issuance under the 2000 Plan, the Director Plan and the 2000 Employee Stock Purchase Plan (“2000 ESPP”) as of December 31, 2010.  The 2000 Plan was terminated with respect to future grants in December 2009. Both the Director Plan and the 2000 ESPP expired in April 2010. The 2009 Plan provides for an annual increase in the number of shares of Common Stock reserved for issuance thereunder on the first day of our fiscal year beginning with the fiscal year 2010, in an amount equal to the lesser of (x) 6,000,000 shares, (y) 4% of the outstanding shares of the Company’s Common Stock as of the last day of the preceding fiscal year, calculated on a fully diluted basis, and (z) such lesser amount as determined by the Board. No shares were added to the 2009 Plan for fiscal year 2010.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the sections captioned “Proposal One—Election of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this section is incorporated by reference from the information in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are filed as part of the Annual Report:

(a)(2) Financial Statement Schedules

Schedules II---Valuation and Qualifying Accounts (see page S-1)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated below.

3.2
Second Amended and Restated Certificate of Incorporation (Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

3.3
Amended and Restated Bylaws of Avistar Communications Corporation (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2010)

4.1
Specimen Certificate evidencing shares of Common Stock (Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

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

10.3
Form of Director Option Agreement* (Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.4
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

10.6
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

10.7
Stock Purchase Agreement among Avistar Communications Corporation, Fuller & Thaler Behavioral Finance Fund, Ltd. and Fuller & Thaler Avalanche Fund, L.P. dated March 23, 2004 (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 11, 2004.)

10.8
Settlement Agreement among Avistar Communications Corporation, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.)

10.9†
Patent Cross-License Agreement Among the Company, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.)

10.10†
Patent License Agreement dated May 15, 2006 among Avistar Communications Corporation, Collaboration Properties, Inc., Sony Corporation and Sony Computer Entertainment, Inc. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006.)

10.11†
Patent License Agreement dated February 15, 2007 by and among Avistar Communications Corporation, Collaboration Properties, Inc., Tandberg ASA, Tandberg Telecom AS, and Tandberg, Inc. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Securities and Exchange Commission on May 14, 2007)

10.12†
Patent License Agreement dated May 15, 2007 by and among Avistar Communications Corporation, Avistar Systems (UK) Limited, and Radvision LTD.  (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 3, 2007)

10.13
Amendment dated December 17, 2007 to the Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan originally dated December 23, 2006. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.14
Convertible Note Purchase Agreement among the Company and the Purchasers named therein dated January 4, 2008 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.15
Security Agreement among the Company, Baldwin Enterprises, Inc., as Collateral Agent, and the Purchasers named therein dated January 4, 2008 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.16
Form of 4.5% Convertible Subordinated Secured Note Due 2010 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.17
Inter-creditor Agreement among the Purchasers of the 4.5% Convertible Subordinated Secured Notes Due 2010 dated January 4, 2008 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.18†
Licensed Works Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008 (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.19†
Licensed Works Agreement Statement of Work between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008 (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.20†
Patent License Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 9, 2008. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.21
Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated December 22, 2008 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009..)

10.22
Amended and Restated Collateral Agreement dated December 22, 2008 between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2008 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.23
Amended and Restated Form of Note Sale Agreement among Gerald J. Burnett, The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust and JPMorgan Chase Bank, N.A. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.24
Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 29, 2009 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.25
Separation Agreement and Release between Avistar Communications Corporation and Simon Moss dated July 8, 2009* (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K. filed with the Securities and Exchange Commission on July 14, 2009)

10.26
Employment Agreement between Avistar Communications Corporation and Robert Kirk dated July 14, 2009* (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009 and amended on July 17, 2009.)

10.27
Compromise Agreement between Avistar Systems (UK) Limited and Darren Innes dated August 19, 2009 *( Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2009.)

10.28	2009 Equity Incentive Plan* (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.)
10.28.1
2009 Equity Incentive Plan Form of Stock Option Agreement* (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.)

10.28.2
2009 Equity Incentive Plan Form of Restricted Stock Unit Agreement* (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.)

10.29†
Patent Purchase Agreement dated December 18, 2009 between Avistar Communications Corporation and Intellectual Ventures Fund 61 LLC.  (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.30
Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated December 22, 2009. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.31
Second Amended and Restated Collateral Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2009. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.32
Second Amended and Restated Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 22, 2009. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.33
Amended and Restated Note Sale Agreement among Gerald J. Burnett, The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust and JPMorgan Chase Bank, N.A. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.34
Facility Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated January 11, 2010. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.35
Fourth Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A dated January 11, 2010. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.36
UCC Financing Statement Amendment between Avistar Communications Corporation and JPMorgan Chase Bank, N.A (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.37
Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 26, 2010 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.38†
Patent License Agreement dated January 19, 2010 between Avistar Communications Corporation and Springboard Group S.A.R.L. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10 Q for the three months ended March 31, 2010 filed with the Securities and Exchange Commission on May 7, 2010.)

10.39
Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated February 22, 2010. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10 Q for the three months ended March 31, 2010 filed with the Securities and Exchange Commission on May 7, 2010.)

10.40	2010 Employee Stock Purchase Plan (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2010)
10.41
Second Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated August 16, 2010 (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10 Q for the three months ended September 30, 2010 filed with the Securities and Exchange Commission on November 5, 2010.)

10.42	Third Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated December 30, 2010
10.43	Reaffirmation of Guaranty issued by Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 20, 2010
10.44	Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 29, 2011
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm: Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see page 41)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
—————————————
*	Indicates management contract or compensatory plan or arrangement required to be filed an exhibit pursuant to Item 14(c) of Form 10-K.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

(b) Exhibits

    The exhibits filed as part of this report are listed in Item 15(a)(3) of this Form 10-K/A.

(c) Schedules

The financial statement schedules required by Regulation S-X and Item 8 of this form are listed in Item 15(a)(2) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVISTAR COMMUNICATIONS CORPORATION
	By:	/s/ ROBERT F. KIRK
Robert F. Kirk
Chief Executive Officer and Director

Date: March 31, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gerald J. Burnett	Chairman	March 31, 2011
Gerald J. Burnett
/s/ Robert F. Kirk	Chief Executive Officer and Director	March 31, 2011
Robert F. Kirk	(Principal Executive Officer)
/s/ Elias A. MurrayMetzger	Chief Financial Officer, Chief Administrative Officer and Corporate Secretary	March 31, 2011
Elias A. MurrayMetzger	(Principal Financial and Accounting Officer)
/s/ William L. Campbell	Director	March 31, 2011
William L. Campbell
/s/ Craig F. Heimark	Director	March 31, 2011
Craig F. Heimark
/s/ R. Stephen Heinrichs	Director	March 31, 2011
R. Stephen Heinrichs
/s/ Robert M. Metcalfe	Director	March 31, 2011
Robert M. Metcalfe

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Avistar Communications Corporation

We have audited the accompanying consolidated balance sheets of Avistar Communications Corporation and its subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the related financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avistar Communications Corporation and its subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BURR PILGER MAYER, INC.
San Jose, California
March 30, 2011

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

as of December 31, 2010 and 2009

(in thousands, except share and per share data)

	December 31, 2010	December 31, 2009
Assets:
Current assets:
Cash and cash equivalents	$1,817	$294
Accounts receivable, net of allowance for doubtful accounts of $4 and $13 at December 31, 2010 and 2009, respectively	721	1,027
Inventories	23	56
Prepaid expenses and other current assets	413	300
Total current assets	2,974	1,677
Property and equipment, net	184	147
Other assets	108	132
Total assets	$3,266	$1,956

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Line of credit	$7,000	$11,250
Accounts payable	399	807
Deferred services revenue and customer deposits	2,612	2,008
Accrued liabilities and other	1,048	1,432
Total current liabilities	11,059	15,497
Long-term liabilities:
Other liabilities	59	73
Total liabilities	11,118	15,570
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at December 31, 2010 and 2009; 40,304,235 and 40,159,466 shares issued at December 31, 2010 and 2009, respectively	40	40
Less: treasury stock, 1,182,875 shares at December 31, 2010 and 2009, at cost	(53)	(53)
Additional paid-in-capital	103,817	102,504
Accumulated deficit	(111,656)	(116,105)
Total stockholders’ equity (deficit)	(7,852)	(13,614)
Total liabilities and stockholders’ equity (deficit)	$3,266	$1,956

The accompanying notes are an integral part of these consolidated financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2010, 2009 and 2008

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Revenue:
Product	$2,146	$3,932	$3,957
Licensing and sales of patents	15,114	853	954
Services, maintenance and support	2,397	4,039	3,844
Total revenue	19,657	8,824	8,755
Costs and expenses:
Cost of product revenues*	473	1,327	2,195
Cost of services, maintenance and support revenues*	1,386	2,965	2,352
Income from settlement and patent licensing	-	(3,651)	(4,226)
Research and development*	6,577	3,888	5,200
Sales and marketing*	2,798	2,581	3,521
General and administrative*	4,154	5,298	5,729
Total costs and expenses	15,388	12,408	14,771
Income (loss) from operations	4,269	(3,584)	(6,016)
Other income (expense):
Interest income	1	8	94
Other income (expense), net	(61)	(440)	(439)
Total other income (expense), net	(60)	(432)	(345)
Income (loss) before provision for (benefit from) income taxes	4,209	(4,016)	(6,361)
Provision for (benefit from) income taxes	(240)	(29)	23
Net income (loss)	$4,449	$(3,987)	$(6,384)
Net income (loss) per share – basic and diluted	$0.11	$(0.11)	$(0.18)
Weighted average shares used in calculating basic net income (loss) per share	39,061	37,318	34,551
Weighted average shares used in calculating diluted net income (loss) per share	39,874	37,318	34,551
—————————————————
*Including stock-based compensation of:
Cost of product, services, maintenance and support revenue	$41	$234	$141
Research and development	359	579	511
Sales and marketing	208	228	38
General and administrative	660	848	817

The accompanying notes are an integral part of these consolidated financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended December 31, 2010, 2009 and 2008

(in thousands, except share amounts)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholder's
	shares	amount	shares	amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2007	35,678,807	$36	1,182,875	$(53)	$95,925	$(105,734)	$(9,826)
Issuance of common stock to employees pursuant to employee stock purchase plan	66,373	—	—	—	67	—	67
Issuance of common stock to employees pursuant to exercise of options	5,500	—	—	—	7	—	7
Non-employee stock-based compensation	—	—	—	—	18	—	18
Employee stock-based compensation	—	—	—	—	1,489	—	1,489
Net loss	—	—	—	—	—	(6,384)	(6,384)
Balance at December 31, 2008	35,750,680	36	1,182,875	(53)	97,506	(112,118)	(14,629)
Issuance of common stock to employees pursuant to employee stock purchase plan	41,182	—	—	—	30	—	30
Issuance of common stock to employees pursuant to exercise of options	167,607	—	—	—	143	—	143
Non-employee stock-based compensation	—	—	—	—	9	—	9
Issuance of common stock pursuant to conversion of convertible debt	4,199,997	4	—	—	2,936	—	2,940
Employee stock-based compensation	—	—	—	—	1,880	—	1,880
Net loss	—	—	—	—	—	(3,987)	(3.987)
Balance at December 31, 2009	40,159,466	40	1,182,875	(53)	102,504	(116,105)	(13,614)
Issuance of common stock to employees pursuant to employee stock purchase plan	139,769	—	—	—	42	—	42
Issuance of common stock to employees pursuant to exercise of options	5,000	—	—	—	3	—	3
Non-employee stock-based compensation	—	—	—	—	31	—	31
Employee stock-based compensation	—	—	—	—	1,237	—	1,237
Net Income	—	—	—	—	—	4,449	4,449
Balance at December 31, 2010	40,304,235	$40	1,182,875	$(53)	$103,817	$(111,656)	$(7,852)

The accompanying notes are an integral part of these consolidated financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2010, 2009 and 2008

(in thousands)

	Year Ended December 31,
	2010	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$4,449	$(3, 987)	$(6,384)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	191	245	538
Compensation on equity awards issued to consultants and employees	1,268	1,889	1,507
Provision for doubtful accounts	(9)	(7)	(4)
Changes in assets and liabilities:
Accounts receivable	315	1,681	(1,312)
Inventories	33	251	121
Prepaid expenses and other current assets	(113)	20	142
Deferred settlement and patent licensing costs	—	1,100	1,273
Other assets	24	25	129
Accounts payable	(408)	228	(708)
Deferred income from settlement and patent licensing and other	(14)	(4,701)	(5,560)
Deferred services revenue and customer deposits	604	(1,679)	1,456
Accrued liabilities and other	(384)	50	(69)
Net cash provided by (used in) operating activities	5,956	(4,885)	(8,871)
Cash Flows from Investing Activities:
Maturities of short and long-term investments	—	—	799
Sale of property and equipment	—	—	8
Purchase of property and equipment	(228)	(82)	(89)
Net cash (used in) provided by investing activities	(228)	(82)	718
Cash Flows from Financing Activities:
Line of credit payments	(11,250)	(5,049)	(5,100)
Proceeds from line of credit	7,000	9,299	7,000
Proceeds from convertible debt issuance	—	—	7,000
Payment of convertible debt	—	(4,060)	—
Net proceeds from issuance of common stock	45	173	74
Net cash (used in) provided by financing activities	(4,205)	363	8,974
Net increase (decrease) in cash and cash equivalents	1,523	(4,604)	821
Cash and cash equivalents, beginning of year	294	4,898	4,077
Cash and cash equivalents, end of year	$1,817	$294	$4,898
Supplemental Cash Flow Information:
Cash paid for income taxes	$105	$15	$—
Cash paid for interest	70	465	412
Non-Cash Financing Activities:
Debt converted to equity	$—	$2,940	$—

The accompanying notes are an integral part of these consolidated financial statements.

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

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $111.7 million as of December 31, 2010. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

The Company’s future liquidity and capital requirements will depend upon numerous factors, including, but not limited to, the ability to become profitable or generate positive cash flow from operations, the Company’s cost reduction efforts,  Dr. Burnett’s personal guarantee to Avistar to support an extension of the revolving line of credit through March 31, 2012, the Company’s ability to obtain a renewal of its existing line of credit or a new line of credit with another bank, the costs and timing of its expansion of product development efforts and the success of these development efforts, the costs and timing of its expansion of sales and marketing activities, the extent to which its existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining, enforcing and defending patent claims and other intellectual property rights, the level and timing of revenue, and other factors. If adequate funds are not available on acceptable terms or at all, the Company’s ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company was not invested in any short-term investments, auction rate securities or long-term investments as of December 31, 2010 and 2009. The Company’s cash equivalents at December 31, 2010 and 2009 consisted of money market funds with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying consolidated balance sheets.

Fair Value Measurements

The Company measures the fair value of financial instruments in accordance with Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) as of December 31, 2010 and 2009 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$ 5	$ 5	$ —	$ —
Total cash equivalents	$ 5	$ 5	$ —	$ —

Significant Concentrations

A relatively small number of customers have accounted for a significant percentage of the Company’s revenue for the years ended December 31, 2010, 2009 and 2008. Revenues from these customers as a percentage of total revenues for each fiscal year are as follows:

	2010	2009	2008
Customer A	56%	—%	—%
Customer B	15%	—%	—%
Customer C	12%	14%	40%
Customer D	*%	35%	18%
Customer E	*%	19%	*%
Customer F	*%	*%	19%
Customer G	*%	*%	11%
———————————
*	Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution, or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of December 31, 2010, the Company had cash and cash equivalents on deposit with a major financial institution that were above the FDIC insured limits. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of December 31, 2010, approximately 74% of our gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2009, approximately 87% of our gross accounts receivable was concentrated with four customers, each of whom represented more than 10% of our gross accounts receivable. No other customer individually accounted for greater than 10% of total accounts receivable as of December 31, 2010 and 2009.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents,  accounts receivable, line of credit, and accounts payable at December 31, 2010 and 2009, approximate fair value because of the short maturity of these instruments.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the double declining balance method over the estimated useful lives (three or five years) of the assets. Depreciation expense was approximately $191,000, $245,000, and $538,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Repairs and maintenance are expensed as incurred. Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Computer equipment	$1,756	$1,573
Computer software	417	398
Furniture, fixtures and equipment	254	228
Leasehold improvements	201	201
Total property and equipment, at cost	2,628	2,400
Less: accumulated depreciation	(2,444)	(2,253)
Total property and equipment, net	$184	$147

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following (in thousands):

	December 31,
	2010	2009
Accrued consulting and professional fees	$334	$428
Accrued payroll and related benefits	346	375
Deferred rent payable	151	174
Accrued loss on subleases	104	47
Accrued severance	—	202
Other	113	206
Total accrued and other liabilities	$1,048	$1,432

Patent Costs

Due to uncertainties about the estimated future economic benefits and lives of the Company’s patents and patent applications, all related outside patent costs have been expensed as incurred. Outside patent costs were approximately $191,000, $941,000, and $1.0 million for 2010, 2009 and 2008, respectively, and are reflected in general and administrative expenses in the accompanying statements of operations.

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

The price charged for maintenance and/or support is defined in the contract, and is based on a fixed price for both hardware and software components as stipulated in the customer agreement. Customers have the option to renew the maintenance and/or support arrangement in subsequent periods at the same or similar rate as paid in the initial year subject to contractual adjustments for inflation in some cases. Revenue from maintenance and support services is deferred and recognized pro-rata over the maintenance and/or support term, which is typically one year in length. Payments for services made in advance of the provision of services are recorded as deferred revenue and customer deposits in the accompanying consolidated balance sheets. Training services are offered independently of the purchase of product. The value of these training services is determined based on the price charged when such services are sold separately. Training revenue is recognized upon performance of the service.

The Company recognizes service revenue from software development contracts in accordance with ASC 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. Product and implementation revenue related to contracts for software development is recognized using the percentage of completion method, in accordance with the “Input Method”, when all of the following conditions are met: a contract exists with the customer at a fixed price, the Company expects to fulfill all of its material contractual obligations to the customer for each deliverable of the contract, a reasonable estimate of the costs to complete the contract can be made, and collection of the receivable is probable. The amount of revenue recognized is based on the total project fee under the agreement and the percentage of completion achieved.  The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to the earned revenues. Changes in estimates are recognized in the periods affected by the changes. Any anticipated losses on contracts in progress are charged to earnings when identified. The amounts billed to customers in excess of revenues recognized to date are deferred and recorded as deferred revenue and customer deposits in the accompanying consolidated balance sheets. The amount of revenue recognized in excess of billings is recorded as unbilled accounts receivable.

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

On September 8, 2008 and on September 9, 2008, the Company entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which the Company agreed to integrate the Company’s bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services. An initial cash payment of $3.0 million was made by IBM to the Company on November 7, 2008, a second and third non-refundable payment of $1.5 million and $750,000 was made on August 31, 2009 and June 30, 2010, respectively.   The Company received the remaining non-refundable payment of $750,000 from IBM on December 31, 2010.  In addition, IBM has agreed to make future royalty payments to the Company equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold that exceeds a contractual base amount, and maintenance payments received from existing customers, which incorporate the Company’s technology.  The agreements have a five year term and are non-cancelable except upon material default by either party.  The agreements convey to IBM a non-exclusive world-wide license to the Company’s patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.  In April 2009, the agreements were amended to extend the initial term from five years to six years.  The Company has determined the value of maintenance based on VSOE, and allocated the residual portion of the initial $6.0 million to the integration project.  The residual portion was recognized under the percentage of completion method, in accordance with the “Input Method”, and the maintenance revenue is being recognized over the future maintenance service period.  As the Company believes there are no future deliverables associated with the intellectual property patent licenses, no additional provision for this element has been made.  The integration project was fully completed and delivered as of September 30, 2010, with maintenance support services being the only undelivered element. For the year ended December 31, 2010, the Company has recognized $545,000 in product revenue and $310,000 in service, maintenance and support revenue.  For the year ended December 31, 2009, the Company recognized $2.4 million in product revenue and $655,000 in service revenue.

On January 19, 2010, the Company entered into a patent license agreement with Springboard Group S.A.R.L. (SKYPE).  Under the agreement, the Company granted to SKYPE for the lives of the patents, a royalty-free, irrevocable, non-exclusive license under certain patents to make, have made (subject to certain limitations), use, import or export, offer to sell, sell, lease, license, or otherwise transfer or distribute certain licensed products.  These granted rights and license include rights for authorized entities and end users of SKYPE to form combinations with other products for certain authorized purposes.  As consideration for the license, the Company received a payment of $3.0 million from SKYPE on January 25, 2010 and recognized $3.0 million as revenue from licensing and sale of patents for the quarter ended March 31, 2010.

On January 21, 2010, the Company completed the sale of substantially all of its U.S. patents and patent applications, and related foreign patents and patent applications to Intellectual Ventures Fund 61 LLC (Intellectual Ventures) related to an agreement that was entered into on December 18, 2009.    The Company retained royalty rights under its existing patent license agreements, and also obtained a full grant-back royalty-free, irrevocable license to the patent portfolio from Intellectual Ventures to make, use and sell any current and future Avistar product or service covered by the patents sold.  The Company received the purchase price of $11.0 million from Intellectual Ventures on January 21, 2010 and recognized $11.0 million as revenue from licensing and sale of patents for the quarter ended March 31, 2010.

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

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes collected from customers and remitted to governmental authorities are recognized on a net basis in the accompanying consolidated statements of operations.

Warranty

The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. There was no warranty accrual as of December 31, 2010 and 2009.

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

Stock-based compensation expense for fiscal 2009 and 2008 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of ASC 718. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the revised provisions of ASC 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

The effect of recording stock-based compensation for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Stock-based compensation expense by type of award:
Employee stock options	$798	$1,846	$1,482
Employee restricted stock units	389	16	—
Non-employee stock options	—	9	18
Non-employee restricted stock units	31	—	—
Employee stock purchase plan	50	18	7
Total stock-based compensation	1,268	1,889	1,507
Tax effect of stock-based compensation	—	—	—
Net effect of stock-based compensation on net income (loss)	$1,268	$1,889	$1,507

Comprehensive Income (Loss)

ASC 220, Comprehensive Income (ASC 220), establishes standards for the reporting and the display of comprehensive income (loss) and its components. This standard defines comprehensive income (loss) as the changes in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive income (loss) includes certain changes in equity that are excluded from the net income or loss. The Company recorded comprehensive income of approximately $4.4 million for the year ended December 31, 2010, and comprehensive loss of approximately $4.0 million and $6.4 million for the years ended December 31, 2009 and 2008, respectively.  There was no other comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issue Task Force (ASU 2009-13), and ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available.  ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  Both statements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. These statements will be effective for the Company on January 1, 2011. The Company does not expect the adoption of these statements to have a material impact on the Company’s financial condition and results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 2010-06). This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The Company adopted this statement on January 1, 2010. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operation.  The Company does not expect the adoption of this statement relating to disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements to have a material impact of the Company’s financial condition and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09 or ASC 855-10).  The update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  The change alleviates potential conflicts between ASC 855-10 and the SEC’s requirements.  ASU 2010-09 is effective upon issuance of the final update.  The Company adopted this statement upon its issuance. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

3.	Line of Credit

On December 23, 2006, the Company entered into a Revolving Credit and Promissory Note and a Security Agreement with a financial institution to borrow up to $10.0 million under a revolving line of credit subject to annual renewal with the consent of the Company and the lender. The Revolving Credit and Promissory Note was renewed and amended on December 22, 2009 which extended the maturity date of the facility by one year to December 21, 2010, and increased the line of credit from $10.0 million to $11.25 million until March 31, 2010 and thereafter the line of credit would decrease to $6.0 million.  The maximum facility amount was further reduced to $5.0 million in March 2010 and then increased to $7.0 million in August 2010 for the remainder of the period through the maturity date.   The Revolving Credit and Promissory Note was renewed and amended again on December 20, 2010 which extended the maturity date of the facility by one year to December 22, 2011 and increased the line of credit from $7.0 million to $8.0 million. The amended Security Agreement, amended on January 12, 2010, granted the lender a security interest in and right of setoff against substantially all of the Company’s assets, tangible and intangible, except for substantially all of Avistar’s patents and patent applications sold to Intellectual Ventures pursuant to a patent purchase agreement dated as of December 18, 2009. Gerald Burnett, the Company’s Chairman, provided a collateralized guarantee to the financial institution, assuring payment of the Company’s obligations under the agreement and as a consequence, there are no restrictive covenants, allowing the Company greater access to the full amount of the facility. Dr. Burnett also provided a personal guarantee to the Company assuring the Company a line of credit of $8.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 22, 2011 to March 31, 2012.

The renewed line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 0.90% or Prime Rate plus 1.00%. The Company elected Adjusted LIBOR plus 0.90% or 1.21% and 1.15% as of December 31, 2010 and 2009, respectively. The Company repaid $11.25 million with the proceeds of the sale of substantially all of the Company’s patents and patent applications to Intellectual Ventures and subsequently borrowed $7.0 million under the revolving line of credit during the year ended December 31, 2010, and had a balance of $7.0 million outstanding as of December 31, 2010.

4.	Commitments and Contingencies

At December 31, 2010, the Company had open purchase orders and other contractual obligations of approximately $164,000, primarily related to third party vendor software license and maintenance fees.  These purchase order commitments and contractual obligations will be reflected in the Company’s financial statements once goods or services have been received, or payments related to the obligations become due.

Facilities Leases

The Company leases its facilities under operating leases that expire through March 2012 and March 2017.  During 2008, 2009, and 2010, the Company has subleased some of its operating facilities in San Mateo, California and New York, New York, and assigned its primary facility lease in London, United Kingdom. As a result of these subleases and assignment, the future minimum lease commitments under all facility leases as of December 31, 2010, net of sublease proceeds, are as follows (in thousands):

	Minimum Lease Payments	Sublease Proceeds	Net
Year Ending December 31,
2011	$1,300	$(475)	$825
2012	560	(341)	219
2013	310	(296)	14
2014	310	(296)	14
2015	310	(301)	9
Thereafter	388	(397)	(9)
Total future minimum lease payments	$3,178	$(2,106)	$1,072

Gross rent expense for 2010, 2009, and 2008 was approximately $1.4 million, $1.1 million, and $1.4 million, respectively.  Sublease rental income was $661,000, $557,000, and $219,000 for 2010, 2009 and 2008, respectively.

Software Indemnifications

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally limited to the cost of products purchased per customer, but may be material when customer purchases since inception are considered in aggregate. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2010.

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

Gerald Burnett, the Company’s Chairman, has provided a collateralized guarantee to the Company’s financial institution, assuring payment of the Company’s obligations under the revolving line of credit facility agreements (see Note 3) since December 2006 and at each annual renewal thereafter. Dr. Burnett also issued a personal guarantee to the Company in March 2009, 2010 and 2011, assuring the Company a line of credit of $10.0 million, $7.0 million and $8.0 million, respectively, with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution terminated.

On January 4, 2008, Avistar issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes (Notes), which were due in January 2010. The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Gerald Burnett, R. Stephen Heinrichs, William Campbell, and Craig Heimark, Simon Moss and Darren Innes, officers of the Company at the date of issuance, and WS Investment Company, a fund associated with Wilson Sonsini Goodrich & Rosati (WSGR), the Company’s legal counsel.  In May 2009, all Note holders, except Baldwin Enterprise, Inc. and Darren Innes, elected to have the principal amounts outstanding under their respective Notes converted into common stock of the Company.  All outstanding amounts under the Notes issued to Mr. Innes (approximately $60,000) and Baldwin Enterprise, Inc. ($4.0 million) were repaid by the Company in full in October 2009 and December 2009, respectively.  There was no convertible debt outstanding as of December 31, 2010 and 2009.

6.	Stockholders’ Equity

Stock Repurchase Plan

On March 22, 2001, the Company announced that its Board of Directors authorized the repurchase of up to $2.0 million of its common stock in the open market. No shares of common stock were repurchased by the Company during 2010, 2009 or 2008.

Preferred Stock

In April 2000, the stockholders of the Company authorized 10,000,000 shares of convertible preferred stock, effective upon completion of its initial public offering in August 2000. As of December 31, 2010, the Company had 10,000,000 shares of convertible preferred stock authorized, at $0.001 per share par value. No shares of convertible preferred stock were issued or outstanding as of December 31, 2010.

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

Options granted under the plan vest over a four-year period, with 25% vesting after one year and the remaining balance vesting 6.25% per quarter. At December 31, 2010, no options to purchase shares were outstanding under the 1997 Plan, and no options were available for grant.

2000 Stock Option Plan

In April 2000, the Board established the 2000 Stock Option Plan (the “2000 Plan”). Initially, a total of 3,000,000 shares of common stock were approved by the Board for issuance under the 2000 Plan, together with annual increases in the number of shares of common stock reserved under the 2000 Plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 1,004,936 shares. In January 2002, the Board approved an increase of 1,007,858 shares. In January 2003, the Board approved an increase of 1,011,957 shares. In January of each year from 2004 to 2009 the Board approved increases of 1,200,000 shares. The contractual term of the options granted under the 2000 Plan may not exceed 10 years and in the case of the grantees who own more than 10% of the Company’s outstanding stock at the time of grant, the contractual term of the option may not exceed five years. Options granted under the 2000 Plan vest and become exercisable as set forth in each option agreement; generally one quarter vest after one year and one-twelfth vest quarterly thereafter. In the event of a merger or sale of substantially all assets, these options must be assumed by the successor and if not assumed, will fully vest. The Company granted options to purchase approximately 2.7 million and 2.3 million shares under the 2000 Plan in 2009 and 2008, respectively. The 2000 Plan was terminated with respect to future grants and replaced by the 2009 Equity Incentive Plan (the “2009 Plan”) in December 2009. Outstanding options to purchase a total of 2,914,209 shares remained outstanding under the 2000 Plan as of December 31, 2010, with no additional options available for future grant.

2000 Director Option Plan

In April 2000, the Company adopted the 2000 Director Option Plan (the “Director Plan”). Initially, a total of 90,000 shares of common stock were approved by the Board for issuance under the Director Plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the Director Plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an annual increase of 12,000 shares. In May 2001, the Board approved an additional 198,000 shares under the Director Plan. In January 2002, the Board approved the annual increase of 30,000 shares. In January 2003, the Board approved the annual increase of 30,000 shares. In April 2003, the Board approved an additional 104,000 shares under this plan. In January of each year from 2004 through 2009, the Board approved annual increases of 175,000 shares. On April 21, 2010, the Board of Directors decided not to implement an annual increase in the number of shares available for issuance under the Director Plan for fiscal year 2010. The Company has authorized a total of 1,514,000 shares for issuance over the life of  the Director Plan.  The Company granted options to purchase 135,000, 170,000 and 170,000 shares under the Director Plan in 2010, 2009 and 2008 respectively. The Director Plan expired in April 2010.  As of December 31, 2010 options to purchase a total of 607,500 shares remained outstanding under the Director Plan with no additional options available for future grant.

In April 2005, the Board authorized amendments to the Director Plan, subject to stockholder approval, to: (i) provide that annual grants under the Director Plan shall take place on January 1 of each year starting in 2006, (ii) provide that, after the first year, options granted under the Director Plan vest at a rate of 1/48 per month rather than 1/4 per year, (iii) provide that options granted under the Director Plan shall continue to vest and be exercisable for so long as the option holder remains a director or consultant to the Company, subject to the term of the option; (iv) extend the time period for optionees to exercise options following the date on which they are no longer a director or consultant to the Company, and (v) to provide the Board with the authority to make amendments to the Director Plan applicable to all options granted under the Director Plan, including options granted prior to the effective date of the amendment. The proposed amendments were approved by stockholders in June 2005 but did not affect options already granted under the Director Plan prior to the effective date of the amendments.

2009 Equity Incentive Plan

In December 2009, the Company adopted the 2009 Equity Incentive Plan (the “2009 Plan”), which replaced the 2000 Plan. The 2009 Plan permits the grant of incentive stock options, nonqualified stock options, restricted stock, and restricted stock units.  The maximum aggregate number of shares that may be subject to awards and sold under the 2009 Plan is 12,543,791 shares, which is composed of (i) 2,508,325 shares that, as of September 21, 2009, had been reserved but not issued pursuant to any awards granted under the 2000 Plan, and are not subject to any awards granted thereunder, and (ii) up to an additional 10,035,466 shares subject to stock options or similar awards granted under the 2000 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2000 Plan that are forfeited to or repurchased by the Company.  The shares may be authorized, but unissued, or reacquired common stock.  In addition, the 2009 Plan as with the 2000 Plan, provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning January 1, 2010, equal to the lesser of (i) 6,000,000 shares, (ii) 4% of the outstanding shares of our Common Stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. On April 21, 2010, the Board of Directors decided not to implement an annual increase in the number of shares available for issuance under the 2009 Plan for fiscal year 2010.  The contractual term of the options granted under the 2009 Plan may not exceed 10 years and in the case of the grantees who own more than 10% of the Company’s outstanding stock at the time of grant, the contractual term of the incentive stock option may not exceed five years. Options and restricted stock units granted under the 2009 Plan vest and become exercisable as set forth in each option or award agreement; generally 25% vesting after one year and 1/48 vesting monthly thereafter for options, and generally 100% vesting on the second anniversary of the grant date for restricted stock units. The Company granted a total of 5,278,108 (including 4,438,108 shares of stock options granted under the Stock Option Exchange Program in June 2010) and 1,607,500 shares of stock options and restricted stock units under the 2009 Plan during 2010 and 2009, respectively. At December 31, 2010, a total of 6,878,108 shares of stock options and restricted stock units were outstanding under the 2009 Plan and 2,746,474 shares were available for future grant.

On April 21, 2010, pursuant to the pending expiration of the Director Plan, the Board of Directors approved the automatic grant under the 2009 Plan, effective as of the first day of each fiscal year commencing on January 1, 2011, of (a) a nonqualified stock option to purchase 25,000 shares of the Company’s common stock to each non-employee director and (b) a nonqualified stock option to purchase an additional 5,000 shares of the Company’s common stock to the chairperson of the Audit Committee.  The options shall have the same terms as the automatic annual grants previously issued under the Director Plan.

2000 Employee Stock Purchase Plan

In April 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “2000 ESPP”) which had a 10-year life. Initially, a total of 1,500,000 shares of common stock were approved by the Board for issuance under the 2000 ESPP, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the 2000 ESPP beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 753,702 shares. The Company has authorized a total of 2,253,702 shares for issuance under the 2000 ESPP to be sold over the life of the Plan. The 2000 ESPP permits employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at 85% of the lower of the fair market value of the Company’s common stock on the first or the last day of each offering period. A total of 139,769, 41,182 and 66,373 shares were sold under the 2000 ESPP during 2010, 2009 and 2008, respectively. The 2000 ESPP expired in April 2010.

On July 19, 2006, the Compensation Committee of the Board of Directors of the Company approved amendments to the 2000 ESPP to (i) change the offering periods under the plan from approximately 24 months to approximately six months, commencing on the first trading day on or after February 1 and August 1 of each year, and (ii) eliminate the section of the 2000 ESPP that provided for automatic withdrawal and re-enrollment in the event that the fair market value of the common stock on any exercise date was lower than the fair market value of the common stock on the enrollment date of the same offering period.

2010 Employee Stock Purchase Plan

In April 2010, the Board approved and the Company adopted the 2010 Employee Stock Purchase Plan (“2010 ESPP”) which replaced the 2000 ESPP and has a 10-year life.  The 2010 ESPP was approved by the stockholders at the 2010 annual meeting of stockholders held in June 2010.   Under the 2010 ESPP, qualified employees are entitled to purchase shares of the Company’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period.  Purchases are limited to 15 percent of an employee’s eligible compensation.   A total of 1,148,660 shares of the Company’s common stock were reserved for issuance under the 2010 ESPP.  No shares were sold under the 2010 ESPP during 2010.

Valuation Assumptions for Stock-Based Compensation

The Company estimated the fair value of stock options granted under the 2000 Stock Option Plan, the 2000 Director Stock Option Plan and the 2009 Equity Incentive Plan (the “Stock Plans”), and rights to acquire stock granted under the employee stock purchase plans (“ESPP”) using a Black-Scholes-Merton valuation model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin (SAB) No. 107. The following weighted-average assumptions and the straight-line attribution approach were used in estimating the fair value of employee stock option grants (excluding options granted in connection with the Exchange Program, as shown below) and ESPP shares for the years ended December 31, 2010, 2009 and 2008, respectively:

	Year Ended December 31,
	2010	2009	2008
Employee Stock Option Plan
Expected dividend	0%	0%	0%
Average risk-free interest rate	2.0%	1.7%	2.2%
Expected volatility	137%	109%	115%
Expected term (years)	4.3	4.0	2.9

	Year Ended December 31,
	2010	2009	2008
Employee Stock Purchase Plan
Expected dividend	0%	0%	0%
Average risk-free interest rate	0.2%	0.3%	2.0%
Expected volatility	177%	132%	144%
Expected term (months)	6.0	6.0	6.0

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve, and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. Expected volatility is based on the historical volatility of the Company’s common stock over a period consistent with the expected term of the stock option. For the years ended December 31, 2010 and 2009, the expected term of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the entire history of exercises and cancellations on all past option grants made by the Company during which its equity shares have been publicly traded, the contractual term, the vesting period and the expected remaining term of the outstanding options.  For year ended December 31, 2008, the expected term calculation is based on an average prescribed by SAB 107, based on the weighted average of the vesting periods, which is generally one quarter vesting after one year and one sixteenth vesting quarterly for twelve quarters, and adding the term of the option, which is generally ten years, and dividing by two.

The Company recognizes the estimated compensation expense of restricted stock units, net of estimated forfeitures, over the vesting term.  The estimated compensation expense is based on the fair value of the Company’s common stock on the date of grant.

Summary of Stock Options and Stock Option Exchange Program

Option and restricted stock unit activity under the 1997 Plan, the 2000 Plan, the Director Plan and the 2009 Plan for the years ended December 31, 2010, 2009 and 2008 was as follows:

		Options Outstanding
	Shares Available for Stock Option and Restricted Stock Units Grant	Shares	Weighted Average Exercise Price
Balance at December 31, 2007	1,333,456	10,565,092	$2.28
Authorized	1,375,000	—	—
Granted– Stock Options	(2,459,318)	2,459,318	0.85
Exercised– Stock Options	—	(5,500)	0.99
Canceled– Stock Options	1,312,561	(1,389,311)	2.40
Balance at December 31, 2008	1,561,699	11,629,599	$1.97
Authorized	1,376,250	—	—
Granted – Stock Options	(2,890,428)	2,890,428	0.86
Granted – Restricted Stock Units	(1,600,000)	—	—
Exercised – Stock Options	—	(167,607)	0.85
Canceled/ Expired – Stock Options	2,977,752	(3,043,752)	1.27
Balance at December 31, 2009	1,425,273	11,308,668	$1.89
Granted – Stock Options	(4,833,108)	4,833,108	0.55
Granted – Restricted Stock Units	(580,000)	—	—
Exercised – Stock Options	—	(5,000)	0.61
Canceled/ Expired – Stock Options	6,734,309	(7,916,959)	2.31
Balance at December 31, 2010	2,746,474	8,219,817	$0.69

Information regarding the stock options outstanding at December 31, 2010 is summarized below:

	Number of Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of December 31, 2010
Options outstanding	8,219,817	$0.69	8.10	$26
Options vested and expected to vest	7,323,633	$0.71	7.98	$25
Options exercisable	2,028,297	$0.99	5.28	$17

The pretax intrinsic value of outstanding options is the difference between the closing price of Avistar shares as quoted on the OTC Market, an over-the-counter securities market, on December 31, 2010 and the exercise price, multiplied by the number of in-the-money options. The intrinsic value of options changes based on the fair market value of Avistar stock. Total intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $200, $28,000 and $1,500, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2010	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 2010	Weighted-Average Exercise Price
$0.30 - $0.53	587,250	8.17	$0.44	171,687	$0.37
$0.55	4,445,608	9.24	0.55	—	—
$0.57 - $0.78	497,500	6.56	0.63	367,500	0.64
$0.80	1,500,000	8.53	0.80	468,750	0.80
$0.81 - $1.69	1,043,959	4.16	1.06	874,860	1.09
$2.19 - $2.29	44,500	1.25	2.20	44,500	2.20
$2.50	35,000	1.01	2.50	35,000	2.50
$2.91	66,000	4.30	2.91	66,000	2.91
	8,219,817	8.10	$0.69	2,028,297	$0.99

In June 2010, the Company completed an offer to exchange eligible outstanding options granted to eligible employees (including executive officers) and directors after June 16, 2000 under either the 2000 Stock Option Plan or the 2000 Director Option Plan with an exercise price of $0.68 per share or higher for a new grant of a lesser number of new options under the 2009 Equity Incentive Plan (the “Exchange Program”).  Pursuant to the Exchange Program, options to purchase 6,754,823 shares of the Company’s common stock were canceled on June 15, 2010, and in exchange, new options to purchase 4,438,108 shares of the Company’s common stock were granted with an exercise price per share of $0.55, the closing price of our common stock as reported on the over-the-counter market on June 15, 2010. The new options have a contractual term of 10 years. A total of 36 employees (including executive officers) and four directors participated in the Exchange Program. Total grant-date fair value of the new options was estimated at approximately $2.1 million, or $0.46 per share. The Exchange Program resulted in a total incremental compensation cost of approximately $46,000 which will be recognized over the vesting periods of the new options in addition to recognizing any remaining unrecognized expense for the stock options surrendered in the exchange. The vesting periods of new options range from two to three years. The total incremental compensation cost was measured based upon the difference between the estimated fair value of the new options on the grant date and the estimated fair value of the surrendered options immediately before the modification, at the individual grant level. The incremental expense recorded in the year ended December 31, 2010 is immaterial.

For the years ended December 31, 2010, 2009 and 2008, the Company granted 395,000 (excluding options granted in connection with the Exchange Program), 2,850,428 and 2,459,318 stock options to employees, with an estimated total grant-date fair value of $165,000,  $1.8 million and $1.3 million, or  $0.42, $0.64 and $0.54 per share, respectively. For the years ended December 31, 2010, 2009 and 2008, approximately 1.3 million, 2.2 million and 2.5 million options vested with a total fair value of approximately $1.0 million,  $2.0 million and $2.6 million, respectively.

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

As of December 31, 2010, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $1.5 million before estimated forfeitures and after actual cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company estimated that the stock-based compensation for the options not expected to vest was approximately $436,000 as of December 31, 2010 and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $1.0 million after estimated forfeitures and after actual cancellations. This amount will be recognized over an estimated weighted average period of 1.8 years. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

Summary of Restricted Stock Units

The Company’s restricted stock units activity for the years ended December 31, 2010 and 2009 is as follows:

	Number of shares	Weighted average grant date fair value per share
Non-vested at December 31, 2008	—	$—
Granted	1,600,000	0.42
Non-vested at December 31, 2009	1,600,000	$0.42
Granted	580,000	0.56
Non-vested at December 31, 2010	2,180,000	$0.46

There were no restricted stock units granted in 2008. There was no restricted stock units vested, released and or forfeited during 2010 and 2009.

Information regarding the restricted stock units outstanding as of December 31, 2010 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of December 31, 2010
Restricted stock units outstanding	2,180,000	1.02	$1,025
Restricted stock units vested and expected to vest	2,100,374	1.02	$987

The intrinsic value of the restricted stock units is calculated as the market value at end of the fiscal year, based on the closing price of Avistar shares as quoted on the OTC Market as of December 31, 2010 of $0.47.

For the years ended December 31, 2010 and 2009, the Company granted 580,000 and 1.6 million restricted stock units to employees and a non-employee consultant, with a weighted average grant date fair value of approximately $324,000 and $670,000 or $0.56 and $0.42 per share, respectively. There were no restricted stock units granted in 2008. There was no restricted stock units vested, released and or forfeited during 2010 and 2009.

As of December 31, 2010, the Company had an unrecognized stock-based compensation balance related to restricted stock units of approximately $484,000, adjusted for estimated forfeitures, which will be recognized over a weighted average period of approximately one year.

Common Stock Reserved for Future Issuance

As of December 31, 2010, the Company had reserved the following shares of common stock for issuance in connection with:

Stock option plans and equity incentive plan	13,146,291
Employee stock purchase plan	1,148,660
Total	14,294,951

8.	Income Taxes

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

Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if based upon the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions according to the provisions of ASC 740.  ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  No material changes have occurred in the Company’s tax positions taken as of December 31, 2009 during the year ended December 31, 2010.

As of December 31, 2010, the Company had a net deferred tax asset of approximately $25.6 million.  A valuation allowance has been provided for the entire net deferred tax assets.

At December 31, 2010, 2009 and 2008, respectively, the total amount of unrecognized tax benefits was approximately $1.0 million, $913,000 and $915,000, respectively.  A reconciliation of unrecognized tax benefits follows:

Balance at January 1, 2008	$817
Additions for 2008 tax positions	98
Balance at December 31, 2008	915
Additions for 2009 tax positions	27
Adjustment to prior tax positions	(29)
Balance at December 31, 2009	913
Additions for 2010 tax positions	95
Adjustment to prior tax positions	1
Balance at December 31, 2009	$1,009

The Company files income tax returns in the U.S. federal jurisdiction and in various states, and the tax returns filed for the years 2001 through 2009 have not been examined and the applicable statutes of limitation have not expired with respect to those returns.  Because of net operating loss and research credit carryovers, substantially all of the Company’s tax years remain open to examination.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense.

The (benefit from) provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(244)	$(6)	$—
State	10	—	—
Foreign	(6)	(23)	23
	(240)	(29)	23
Deferred:
Federal	1,965	(504)	(1,856)
State	(10)	(190)	(177)
	1,955	(694	(2,033)
Change in valuation allowance	(1,955)	694	2,033
Total (benefit from) provision for income taxes	$(240)	$(29)	$23

The benefit from income taxes of approximately $240,000 for the year ended December 31, 2010 was mainly related to the tax refund received for the 2004 federal alternative minimum tax paid, due to a net operating loss carry-back election made under the Workers, Homeownership and Business Assistance Act of 2009. The Company expects to claim and receive refunds of approximately $87,000 in federal and state estimated tax payments made during 2010.

For financial reporting purposes, income (loss) before (benefit from) provision for income taxes included the following components (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic	$4,180	$(4,068)	$(6,444)
Foreign	29	52	83
Income (loss) before provision for (benefit from) income taxes	$4,209	$(4,016)	$(6,361)

The Company’s effective income tax provision differed from the federal statutory rate of 34% due to the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Expected tax expense (benefit) at federal statutory rate	$1,431	$(1,365)	$(2,163)
Foreign and state taxes, net	4	(23)	23
Recovery of federal tax payments	(244)	(6)	—
Non-deductible stock compensation and other	264	430	397
Utilization of net operating losses	(1,695)	—	—
Current year operating losses and temporary differences for which no tax benefit is recognized	—	935	1,766
(Benefit from) provision for income taxes	$(240)	$(29)	$23

The net deferred income tax asset consisted of the following as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Deferred income tax assets:
Federal net operating loss carry-forwards	$19,522	$21,257
State net operating loss carry-forwards	2,346	2,184
Tax credit carry-forwards	2,222	2,494
Reserves and other	1,291	1,317
Property and equipment	173	257
	25,554	27,509
Valuation allowance	(25,554)	(27,509)
Net deferred income tax asset	$—	$—

Net operating loss carry-forwards at December 31, 2010 were approximately $57.4 million and $44.6 million, for federal and state income tax purposes, respectively. The federal net operating loss carry-forwards expire on various dates through the year 2029.  The state net operating loss carry-forwards expire on various dates through the year 2031.

As of December 31, 2010, unused research and development tax credits of approximately $1.4 million and $1.2 million are available to reduce future federal and California income taxes, respectively. Federal credit carry-forwards expire beginning in the year 2017. California credits will carry forward indefinitely.

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

For the year ended December 31, 2010, due to the Company’s net income for the period, the Company included the net effect of the weighted average number of shares and potential common shares outstanding during the period in the calculation of diluted net income per share. Approximately 7.9 million weighted average stock options were anti-dilutive and excluded from the diluted net income per share calculation for the year ended December 31, 2010.

The Company excluded all outstanding stock options and restricted stock units from the calculation of diluted net loss per share for the years ended December 31, 2009 and 2008 because all such securities were anti-dilutive (owing to the fact that the Company was in a loss position during these periods). Accordingly, diluted net loss per share is equal to basic net loss per share for those periods. The total number of potential dilutive common shares excluded from the calculations of diluted net loss per share for 2009 and 2008 was 87,165 and 206,756, respectively.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net income (loss) – basic and diluted	$4,449	$(3,987)	$(6,384)

Denominator:
Basic weighted average shares outstanding	39,061	37,318	34,551
Add: dilutive stock options	133	—	—
Add: dilutive restricted stock units	680	—	—
Diluted weighted average shares outstanding	39,874	37,318	34,551

Net income (loss) per share - basic	$0.11	$(0.11)	$(0.18)
Net income (loss) per share - diluted	$0.11	$(0.11)	$(0.18)

10.	Segment Reporting

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

	Intellectual Property Division	Products Division	Reconciliation	Total
Year Ended December 31, 2010
Revenue	$15,114	$4,543	$—	$19,657
Depreciation expense	—	(191)	—	(191)
Stock-based compensation	(244)	(1,024)	—	(1,268)
Total costs and expenses	(1,286)	(14,102)	—	(15,388)
Total other income (expense), net	—	(60)	—	(60)
Net income (loss)	13,828	(9,379)	—	4,449
Assets	319	2,947	—	3,266
Year Ended December 31, 2009
Revenue	$4,504	$7,971	$(3,651)	$8,824
Depreciation expense	—	(245)	—	(245)
Stock-based compensation	(268)	(1,621)	—	(1,889)
Total costs and expenses	(1,761)	(14,298)	3,651	(12,408)
Total other income (expense), net	—	(432)	—	(432)
Net income (loss)	2,743	(6,730)	—	(3,987)
Assets	451	1,505	—	1,956
Year Ended December 31, 2008
Revenue	$5,180	$7,801	$(4,226)	$8,755
Depreciation expense	—	(538)	—	(538)
Stock-based compensation	(248)	(1,259)	—	(1,507)
Total costs and expenses	(2,030)	(16,967)	4,226	(14,771)
Total other income (expense), net	—	(345)	—	(345)
Net income (loss)	3,150	(9,534)	—	(6,384)
Assets	1,610	8,183	—	9,793

Revenues from two customers of the intellectual property division and one customer of the product division represent approximately 83% of the Company’s consolidated revenue for 2010. Revenues from three customers of the product division represent approximately 68% of the Company’s consolidated revenue for 2009. Revenue from one customer of the intellectual property division and three customers of the product division represent approximately 88% of the Company’s consolidated revenue for 2008. No other customers individually accounted for greater than 10% of the Company’s consolidated revenue for 2010, 2009 and 2008.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 33%, 44% and 51% of total revenue for 2010, 2009 and 2008, respectively. Revenue is allocated to individual countries and geographical region by customer, based on where the product is shipped to, location of services performed or the location of equipment that is under an annual maintenance agreement. In the case of patent licensing and sales, revenue is allocated to geographical region based on the location of the customer. For 2010, 2009 and 2008, respectively, international revenues from customers in the United Kingdom accounted for 12%, 34% and 22% respectively, of total revenue. The Company has net property and equipment of $175,000 in the United States and $9,000 in the United Kingdom as of December 31, 2010, and $145,000 in the United States and $2,000 in the United Kingdom as of December 31, 2009.

11.	Subsequent Events

On March 29, 2011, the Company sold a 4.5% Convertible Subordinated Secured Note due 2013 in the principal amount of $3,000,000 (the “2011 Note”). The 2011 Note was sold pursuant to a Convertible Note Purchase Agreement, dated as of March 29, 2011 (the “Purchase Agreement”), among the Company and director Gerald Burnett (the “Purchaser”).  The Company’s obligations under the 2011 Note are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company pursuant to a Security Agreement among the Company and the Purchaser dated as of March 29, 2011.  The terms of the 2011 Note are substantially similar to the Company’s 4.5% Convertible Subordinated Secured Notes due 2010 sold pursuant to a Convertible Note Purchase Agreement, dated as of January 4, 2008, among the Company, Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation and certain other parties (See Note 5). The 2011 Note has a two year term and will be due on March 29, 2013.  The 2011 Note may not be prepaid or redeemed prior to maturity.  In the event certain circumstances as described in the Purchase Agreement occur prior to March 29, 2012, the Company has the option, at its sole discretion, to prepay the 2011 Note without the consent of the Purchaser.  The pre-payment fee would be $50,000 for every one million dollars that is pre-paid.  Interest on the 2011 Note will accrue at the rate of 4.5% per annum and will be payable semi-annually in arrears on March 29 and September 29 of each year, commencing on September 29, 2011.  From the one year anniversary of the issuance of the 2011 Note until maturity, the holder of the 2011 Note will be entitled to convert the 2011 Note into shares of common stock of the Company at an initial conversion price per share of $0.70.  In connection with the issuance of the 2011 Note, the Company also entered into amendments to the Second Amended and Restated Revolving Credit Facility Promissory Note and to the Fourth Amended and Restated Security Agreement with a financial institution to permit the grant of a security interest to the Purchaser of the 2011 Note and to allocate specific assets of the Company solely to secure the Company’s obligations under the 2011 Note.

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

	Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(In thousands except per share data)
Total revenue	$1,622	$2,237	$1,022	$14,776
Cost of product revenue	$104	$131	$85	$153
Cost of services, maintenance and support revenue	$333	$387	$283	$383
Net income (loss)	$(1,879)	$(1,500)	$(2,401)	$10,229
Net income (loss) per share—Basic/Diluted	$(0.05)	$(0.04)	$(0.06)	$0.26
Weighted average shares—Basic	39,121	39,090	39,022	39,008
Weighted average shares—Diluted	39,121	39,090	39,022	39,297

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(In thousands except per share data)
Total revenue	$1,887	$1,429	$2,878	$2,630
Cost of product revenue	$401	$263	$288	$375
Cost of services, maintenance and support revenue	$565	$737	$861	$802
Net loss	$(1,536)	$(1,885)	$(151)	$(415)
Net loss per share—Basic/Diluted	$(0.04)	$(0.05)	$(0.00)	$(0.01)
Weighted average shares—Basic/Diluted	38,977	38,970	36,561	34,698

Item 15(a)

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Operations	Write-Offs	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Year Ended:
December 31, 2010	$ 13	$ 18	$ (27)	$ 4
December 31, 2009	20	44	(51)	13
December 31, 2008	24	4	(8)	20

S-1

INDEX TO EXHIBITS

3.2
Second Amended and Restated Certificate of Incorporation (Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

3.3
Amended and Restated Bylaws of Avistar Communications Corporation (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2010)

4.1
Specimen Certificate evidencing shares of Common Stock (Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

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

10.3
Form of Director Option Agreement* (Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.4
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

10.6
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

10.7
Stock Purchase Agreement among Avistar Communications Corporation, Fuller & Thaler Behavioral Finance Fund, Ltd. and Fuller & Thaler Avalanche Fund, L.P. dated March 23, 2004 (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 11, 2004.)

10.8
Settlement Agreement among Avistar Communications Corporation, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.)

10.9†
Patent Cross-License Agreement Among the Company, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.)

10.10†
Patent License Agreement dated May 15, 2006 among Avistar Communications Corporation, Collaboration Properties, Inc., Sony Corporation and Sony Computer Entertainment, Inc. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006.)

10.11†
Patent License Agreement dated February 15, 2007 by and among Avistar Communications Corporation, Collaboration Properties, Inc., Tandberg ASA, Tandberg Telecom AS, and Tandberg, Inc. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Securities and Exchange Commission on May 14, 2007)

10.12†
Patent License Agreement dated May 15, 2007 by and among Avistar Communications Corporation, Avistar Systems (UK) Limited, and Radvision LTD.  (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 3, 2007)

10.13
Amendment dated December 17, 2007 to the Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan originally dated December 23, 2006. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008)

10.14
Convertible Note Purchase Agreement among the Company and the Purchasers named therein dated January 4, 2008 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.15
Security Agreement among the Company, Baldwin Enterprises, Inc., as Collateral Agent, and the Purchasers named therein dated January 4, 2008 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.16
Form of 4.5% Convertible Subordinated Secured Note Due 2010 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.17
Inter-creditor Agreement among the Purchasers of the 4.5% Convertible Subordinated Secured Notes Due 2010 dated January 4, 2008 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.18†
Licensed Works Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008 (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.19†
Licensed Works Agreement Statement of Work between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008 (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.20†
Patent License Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 9, 2008. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.21
Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated December 22, 2008 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009..)

10.22
Amended and Restated Collateral Agreement dated December 22, 2008 between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2008 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.23
Amended and Restated Form of Note Sale Agreement among Gerald J. Burnett, The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust and JPMorgan Chase Bank, N.A. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.24
Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 29, 2009 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.)

10.25
Separation Agreement and Release between Avistar Communications Corporation and Simon Moss dated July 8, 2009* (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009.)

10.26
Employment Agreement between Avistar Communications Corporation and Robert Kirk dated July 14, 2009* (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009 and amended on July 17, 2009.)

10.27
Compromise Agreement between Avistar Systems (UK) Limited and Darren Innes dated August 19, 2009* (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2009.)

10.28	2009 Equity Incentive Plan* (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.)
10.28.1
2009 Equity Incentive Plan Form of Stock Option Agreement* (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.)

10.28.2
2009 Equity Incentive Plan Form of Restricted Stock Unit Agreement* (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.)

10.29†
Patent Purchase Agreement dated December 18, 2009 between Avistar Communications Corporation and Intellectual Ventures Fund 61 LLC (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.30
Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated December 22, 2009 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.31
Second Amended and Restated Collateral Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2009 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.32
Second Amended and Restated Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 22, 2009 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.33
Amended and Restated Note Sale Agreement among Gerald J. Burnett, The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust and JPMorgan Chase Bank, N.A (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.34
Facility Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated January 11, 2010 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.35
Fourth Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A dated January 12, 2010 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.36
UCC Financing Statement Amendment between Avistar Communications Corporation and JPMorgan Chase Bank, N.A (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.37
Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 26, 2010 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.38†
Patent License Agreement dated January 19, 2010 between Avistar Communications Corporation and Springboard Group S.A.R.L. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10 Q for the three months ended March 31, 2010 filed with the Securities and Exchange Commission on May 7, 2010.)

10.39
Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated February 22, 2010. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10 Q for the three months ended March 31, 2010 filed with the Securities and Exchange Commission on May 7, 2010.)

10.40	2010 Employee Stock Purchase Plan (Filed on June 16, 2010 as an exhibit to the Registrant’s Current Report on Form 8-K)
10.41
Second Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated August 16, 2010 (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10 Q for the three months ended September 30, 2010 filed with the Securities and Exchange Commission on November 5, 2010.)

10.42	Third Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated December 30, 2010
10.43	Reaffirmation of Guaranty issued by Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 20, 2010
10.44	Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 29, 2011
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm: Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see page 43)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————————
*	Indicates management contract or compensatory plan or arrangement required to be filed an exhibit pursuant to Item 14(c) of Form 10-K.

†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.