Form 10-Q
period 2011-03-31
AVISTAR COMMUNICATIONS CORP
filed 2011-05-12
CIK 1111632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
———————————
FORM 10-Q ———————————
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________
Commission file number: 000-31121 ————————————
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

Yes☒ No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☐ No☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒
At April 20, 2011, 39,358,995 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

as of March 31, 2011 and December 31, 2010

(in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$3,050	$1,817
Accounts receivable, net of allowance for doubtful accounts of $9 and $4 at March 31, 2011 and December 31, 2010, respectively	1,100	721
Inventories	22	23
Prepaid expenses and other current assets	316	413
Total current assets	4,488	2,974
Property and equipment, net	155	184
Other assets	53	108
Total assets	$4,696	$3,266

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Line of credit	$8,000	$7,000
Accounts payable	508	399
Deferred services revenue and customer deposits	2,077	2,612
Accrued liabilities and other	980	1,048
Total current liabilities	11,565	11,059
Long-term liabilities:
Long-term convertible debt	3,000	—
Other liabilities	45	59
Total liabilities	14,610	11,118
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at March 31, 2011 and December 31, 2010; 40,541,870 and 40,304,235 shares issued at March 31, 2011 and December 31, 2010, respectively	40	40
Less: treasury common stock, 1,182,875 shares at March 31, 2011 and December 31, 2010, at cost	(53)	(53)
Additional paid-in-capital	104,176	103,817
Accumulated deficit	(114,077)	(111,656)
Total stockholders’ equity (deficit)	(9,914)	(7,852)
Total liabilities and stockholders’ equity (deficit)	$4,696	$3,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended March 31, 2011 and 2010

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Revenue:
Product	$474	$82
Licensing and sale of patents	106	14,149
Services, maintenance and support	810	545
Total revenue	1,390	14,776
Costs and expenses:
Cost of product revenue*	95	153
Cost of services, maintenance and support revenue*	273	383
Research and development*	1,443	1,939
Sales and marketing*	910	613
General and administrative*	1,061	1,114
Total costs and expenses	3,782	4,202
Income (loss) from operations	(2,392)	10,574
Other income (expense), net	(27)	(8)
Income (loss) before provision for income taxes	(2,419)	10,566
Provision for income taxes	2	337
Net income (loss)	$(2,421)	$10,229

Net income (loss) per share – basic and diluted	$(0.06)	$0.26
Weighted average shares used in calculating basic net income (loss) per share	39,246	39,008
Weighted average shares used in calculating diluted net income (loss) per share	39,246	39,297

*Including stock based compensation of:
Cost of product, services, maintenance and support revenue	$9	$23
Research and development	72	101
Sales and marketing	58	42
General and administrative	166	153

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2011 and 2010

(in thousands)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(2,421)	$10,229
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	30	50
Compensation on equity awards issued to consultants and employees	305	319
Provision for doubtful accounts	5	3
Changes in assets and liabilities:
Accounts receivable	(384)	212
Inventories	1	20
Prepaid expenses and other current assets	97	107
Other assets	55	(1)
Accounts payable	109	(109)
Other long term liabilities	(14)	—
Deferred services revenue and customer deposits	(535)	(373)
Income taxes payable	2	337
Accrued liabilities and other	(70)	(155)
Net cash provided by (used in) operating activities	(2,820)	10,639
Cash Flows from Investing Activities:
Purchase of property and equipment	(1)	(111)
Net cash used in investing activities	(1)	(111)
Cash Flows from Financing Activities:
Line of credit payments	—	(11,250)
Proceeds from line of credit	1,000	1,100
Proceeds from convertible debt issuance	3,000	—
Net proceeds from issuance of common stock	54	16
Net cash provided by (used in) financing activities	4,054	(10,134)
Net increase in cash and cash equivalents	1,233	394
Cash and cash equivalents, beginning of period	1,817	294
Cash and cash equivalents, end of period	$3,050	$688

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Business, Basis of Presentation, and Risks and Uncertainties

Business

Avistar Communications Corporation (“Avistar”, the “Company”, “us”, “our”, or “we”) was founded as a Nevada limited partnership in 1993. The Company filed its articles of incorporation in Nevada in December 1997 under the name Avistar Systems Corporation. The Company reincorporated in Delaware in March 2000 and changed its name to Avistar Communications Corporation in April 2000. The operating assets and liabilities of the business were then contributed to the Company’s wholly owned subsidiary, Avistar Systems Corporation, a Delaware corporation. In July 2001, the Company’s Board of Directors and the Board of Directors of Avistar Systems approved the merger of Avistar Systems with and into Avistar Communications Corporation. The merger was completed in July 2001.   In October 2007, the Company merged Collaboration Properties, Inc., the Company's wholly-owned subsidiary, with and into the Company, with Avistar being the surviving corporation.  Avistar has one wholly-owned subsidiary, Avistar Systems U.K. Limited (“ASUK”).

Basis of Presentation

The unaudited condensed consolidated balance sheet as of March 31, 2011, the unaudited condensed consolidated results of operations for the three months ended March 31, 2011 and 2010 and the unaudited condensed consolidated cash flows for the three months ended March 31, 2011 and 2010 present the consolidated financial position of Avistar and ASUK after the elimination of all intercompany accounts and transactions. The unaudited condensed consolidated balance sheet of Avistar as of December 31, 2010 was derived from audited consolidated financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”), and certain information and footnote disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Because all of the disclosures required by GAAP are not included, as permitted by the rules of the SEC, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. All gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations and have not been material.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products, services and patented technologies are in the early stages of development. Some of the Company’s products and patented technologies utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products and patented technologies, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $114.1 million as of March 31, 2011. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

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

In the opinion of management, the unaudited financial statements furnished in this report reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods covered and of the Company’s financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011.

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months.  The Company was not invested in any auction rate securities as of March 31, 2011 and December 31, 2010. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at March 31, 2011 and December 31, 2010 consisted of money market funds with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

See Note 3 for further information on fair value.

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s revenues for the three months ended March 31, 2011 and 2010. Revenue from these customers as a percentage of total revenue was as follows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Customer A	29%	*	%
Customer B	15%	*	%
Customer C	13%	*	%
Customer D	10%	*	%
Customer E	* %	74%
Customer F	* %	20%
—————————————

* Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution, or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of March 31, 2011, the Company had cash and cash equivalents on deposit with a major financial institution that were above the Federal Deposit Insurance Corporation (“FDIC”) insured limits. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of March 31, 2011, approximately 73% of the Company’s gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of the total gross accounts receivable. As of December 31, 2010, approximately 74% of the Company’s gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of the total gross accounts receivable. No other customer individually accounted for greater than 10% of total accounts receivable as of March 31, 2011 or December 31, 2010.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, line of credit, and accounts payable at March 31, 2011 and December 31, 2010, approximate fair value because of the short maturity of these instruments.

The convertible debt was stated at cost at March 31, 2011 since there were no unamortized discounts and the Company did not elect to measure the instrument at fair value in accordance with Accounting Standards Codification (“ASC”) 825-10, Financial Instruments.  As of March 31, 2011, the carrying amount of the convertible debt was $3.0 million and the estimated fair value was approximately $4.1 million.  The fair value is estimated as the sum of the present value of future interest and principal payments of the debt based on rates available to the Company for debt with similar terms and remaining maturities, and the fair value of the conversion feature calculated based on the Black-Scholes method. See Note 8 for further details on the terms of the convertible debt.

Revenue Recognition and Deferred Revenue

  The Company recognizes product and services revenue in accordance with ASC 985-605, Revenue Recognition - Software, or ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. The Company derives its product revenue primarily from the sale and licensing of a suite of desktop (endpoint) and infrastructure software products that combine to form an Avistar video-enabled visual communication and collaboration solution. Services revenue includes revenue from post-contract customer support, training and professional services such as software implementation and enhancement. The fair value of all product, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

Arrangements that include multiple product and service elements may include software products, professional services, post-contract customer support and training. Pursuant to ASC 985-605, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below:

•
Persuasive evidence of an arrangement exists. The Company requires a written contract, signed by both the customer and Avistar, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement, prior to recognizing revenue on an arrangement.

•
Delivery has occurred.  The Company delivers software to customers either electronically or physically and has no further obligations with respect to the agreement. The standard product delivery terms are FOB shipping point.

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

If there are any undelivered elements, the Company defers revenue for those elements, as long as vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements. Payment for product is due upon shipment, subject to specific payment terms. Payment for professional services is due either upon or in advance of providing the services, subject to specific payment terms. Reimbursements received for out-of-pocket expenses and shipping costs, which have not been significant to date, are recognized as revenue in accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations.

The price charged for maintenance and/or support is defined in the contract, and is based on a fixed price for the product components as stipulated in the customer agreement. Customers have the option to renew the maintenance and/or support arrangement in subsequent periods at the same or similar rate as paid in the initial year subject to contractual adjustments for inflation in some cases. Revenue from maintenance and support services is deferred and recognized pro-rata over the maintenance and/or support term, which is typically one year in length. Payments for services made in advance of the provision of services are recorded as deferred revenue and customer deposits in the accompanying condensed consolidated balance sheets. Training services are offered independently of the purchase of product. The value of these training services is determined based on the price charged when such services are sold separately. Training revenue is recognized upon performance of the service.

The Company recognizes revenue from software implementation and enhancement contracts in accordance with ASC 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. Product and service revenue related to contracts for software implementation and enhancement is recognized using the percentage of completion method, in accordance with the “Input Method”, when all of the following conditions are met: a contract exists with the customer at a fixed price, the Company expects to fulfill all of its material contractual obligations to the customer for each deliverable of the contract, a reasonable estimate of the costs to complete the contract can be made, and collection of the receivable is probable. The amount of revenue recognized is based on the total project fee under the agreement and the percentage of completion achieved.  The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to the earned revenues. Changes in estimates are recognized in the periods affected by the changes. Any anticipated losses on contracts in progress are charged to earnings when identified. The amounts billed to customers in excess of revenue recognized to date are deferred and recorded as deferred revenue and customer deposits in the accompanying condensed consolidated balance sheets. The amount of revenue recognized in excess of billings is recorded as unbilled accounts receivable.

The Company recognizes revenue from the licensing or sale of its intellectual property portfolio according to ASC 985-605, Revenue Recognition – Software, based on the terms of the royalty, partnership, cross-licensing and purchase agreements involved.

In July 2006, the Company entered into a Patent License Agreement with Sony Corporation (“Sony”) and Sony Computer Entertainment, Inc. (“SCEI”). Under the license agreement, the Company granted Sony and its subsidiaries, including SCEI, a license to all of the Company’s patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. The license covers Sony’s video conferencing apparatus as well as other products, including video-enabled personal computer products and certain SCEI PlayStation products. Future royalties under this license are being recognized as estimated royalty-based sales occur in accordance with ASC 985-605, Revenue Recognition - Software.  The Company uses historical and forward looking sales forecasts provided by SCEI and third party sources, in conjunction with past actual royalty reports provided periodically by SCEI directly to the Company, to develop an estimate of royalties recognized for each quarterly reporting period.  The royalty reports the Company receives directly from SCEI is delayed beyond the period in which the actual royalties are generated, and thus the estimate of current period royalties requires significant management judgment and is subject to corrections in a future period once actual royalties become known.

On September 8, 2008 and on September 9, 2008, the Company entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which the Company agreed to integrate the Company’s bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services, for an initial non-refundable fee of $6.0 million of which $3.0 million, $1.5 million and $1.5 million were paid to the Company in 2008, 2009 and 2010. The Company determined the value of maintenance based on VSOE and allocated the residual portion of the initial $6.0 million to the integration project. The residual portion was recognized under the percentage of completion method, in accordance with the “Input Method”, and the maintenance revenue is being recognized over the maintenance service period. As the Company believes there are no future deliverables associated with the intellectual property patent licenses, no additional provision for this element has been made.  The integration project was fully completed and delivered as of September 2010, with maintenance support services being the only undelivered element that is being recognized as maintenance revenue over the service period through September 2011. The Company recognized approximately $179,000 in maintenance revenue for the three months ended March 31, 2011. The Company did not recognize any revenue related to the IBM agreement for the three months ended March 31, 2010 as no work was performed during that period. In addition, under the agreements, IBM has agreed to make future royalty payments to the Company equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold that exceeds a contractual base amount, and maintenance payments received from existing customers, which incorporate the Company’s technology.  No royalty revenue was recognized by the Company for the three months ended March 31, 2011. The agreements have a six year term and are non-cancelable except upon material default by either party.  The agreements convey to IBM a non-exclusive world-wide license to the Company’s patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.

On January 19, 2010, the Company entered into a patent license agreement with Springboard Group S.A.R.L. (“SKYPE”).  Under the agreement, the Company granted to SKYPE for the lives of the patents, a royalty-free, irrevocable, non-exclusive license under certain patents to make, have made (subject to certain limitations), use, import or export, offer to sell, sell, lease, license, or otherwise transfer or distribute certain licensed products.  These granted rights and license include rights for authorized entities and end users of SKYPE to form combinations with other products for certain authorized purposes.  As consideration for the license, the Company received a payment of $3.0 million from SKYPE on January 25, 2010 and recognized $3.0 million as revenue from licensing and sale of patents for the quarter ended March 31, 2010.

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

Warranty

The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. There was no warranty accrual as of March 31, 2011 and December 31, 2010.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the service period.

The effect of recording stock-based compensation for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Stock-based compensation expense by type of award:
Employee stock options	$ 160	$ 234
Employee restricted stock units	120	74
Non-employee restricted stock units	10	3
Employee stock purchase plan	15	8
Total stock-based compensation	305	319
Tax effect of stock-based compensation	—	—
Net effect of stock-based compensation on net loss	$ 305	$ 319

Valuation Assumptions for Stock-Based Compensation

The Company estimated the fair value of stock options granted under the 2000 Stock Option Plan, the 2000 Director Stock Option Plan and the 2009 Equity Incentive Plan (the “Stock Plans”), and rights to acquire stock granted under the employee stock purchase plans (“ESPP”) using a Black-Scholes-Merton valuation model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin (“SAB”) No. 107. The following weighted-average assumptions and the straight-line attribution approach were used in estimating the fair value of employee stock option grants and ESPP shares for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Employee Stock Option Plan
Expected dividend	—%	—%
Average risk-free interest rate	1.5%	2.1%
Expected volatility	161%	136%
Expected term (years)	4.0	4.1

Employee Stock Purchase Plan
Expected dividend	—%	—%
Average risk-free interest rate	0.2%	0.2%
Expected volatility	232%	241%
Expected term (months)	6.0	6.0

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

Summary of Stock Options

Information regarding stock options outstanding at March 31, 2011 is summarized below (unaudited):

	Number of Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of March 31, 2011
Options outstanding	8,226,123	$0.69	7.99	$—
Options vested and expected to vest	7,478,148	$0.70	7.90	$—
Options exercisable	2,222,058	$0.96	5.32	$—

The pretax intrinsic value of outstanding options is the difference between the closing price of Avistar stock as quoted on the OTC Market, an over-the-counter securities market, on March 31, 2011 and the exercise price, multiplied by the number of in-the-money options. The intrinsic value of options changes based on the fair market value of Avistar stock. As of March 31, 2011, all outstanding options had an exercise price equal to or above the closing price of Avistar stock.

For the three months ended March 31, 2011 and 2010, the Company granted 147,500 and 160,000 stock options to employees, with an estimated total grant date fair value of approximately $63,000 and $63,000, or $0.42 and $0.39 per share, respectively. As of March 31, 2011, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $1.3 million before estimated forfeitures and after actual cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations,  the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $418,000 as of March 31, 2011 and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $906,000 after estimated forfeitures and after actual cancellations. This amount will be recognized over an estimated weighted average period of 1.63 years. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

Summary of Restricted Stock Units

Information regarding the restricted stock units outstanding as of March 31, 2011 is summarized below (unaudited):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of March 31, 2011
Restricted stock units outstanding	2,100,000	0.81	$756
Restricted stock units expected to vest	2,057,170	0.81	$741

The intrinsic value of the restricted stock units is calculated as the market value at end of the fiscal period, based on the closing price of Avistar shares as quoted on the OTC Market as of March 31, 2011 of $0.36.

There were no restricted stock units granted during the three months ended March 31, 2011 and 2010. A total of 80,000 shares of restricted stock units were vested and released for the three months ended March 31, 2011. As of March 31, 2011, the Company had an unrecognized stock-based compensation balance related to restricted stock units to employees of approximately $377,000, adjusted for estimated forfeitures, which will be recognized over a weighted average period of approximately 10 months.

3. Fair Value Measurement

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) as of March 31, 2011 and, December 31, 2010 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash Equivalents (unaudited):
Money market funds	$5	$5	$ —	$ —
Total cash equivalents	$5	$5	$ —	$ —

4. Related Party Transactions

Gerald Burnett, the Company’s Chairman, has provided a collateralized guarantee to the Company’s financial institution, assuring payment of the Company’s obligations under the revolving line of credit facility agreements (see Note 8) since December 2006 and at each annual renewal thereafter. Dr. Burnett also issued a personal guarantee to the Company in March 2010 and 2011, assuring the Company a line of credit of $7.0 million and $8.0 million, respectively, with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution terminated.

On March 29, 2011, Avistar sold a 4.5% Convertible Subordinated Secured Note due 2013 in the principal amount of $3,000,000 pursuant to a Convertible Note Purchase Agreement, dated as of March 29, 2011 among the Company and director Gerald Burnett. See Note 8 for further details.

5. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share of common stock is presented in conformity with ASC 260, Earnings Per Share (“ASC 260”), for all periods presented. In accordance with ASC 260, basic net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed on the basis of the weighted average number of shares and potential common shares outstanding during the period. Potential common shares result from the assumed exercise of outstanding stock options and vesting of restricted stock units that have a dilutive effect when applying the treasury stock method. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Numerator:
Net income (loss) – basic and diluted	$(2,421)	$10,229

Denominator:
Basic weighted average shares outstanding	39,246	39,008
Effect of dilutive securities:
Stock options	—	17
Restricted stock units	—	272
Diluted weighted average shares outstanding	39,246	39,297

Net income (loss) per share – basic	$(0.06)	$0.26
Net income (loss) per share - diluted	$(0.06)	$0.26

Due to a net loss for the three months ended March 31, 2011, basic and diluted net loss per share are equivalent for the period presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to the net loss per share.  For the three months ended March 31, 2011, approximately 8.3 million weighted average shares of stock options and 2.2 million weighted average shares of restricted stock units were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive.

For the three months ended March 31, 2010, approximately 11.2 million weighted average shares of stock options and 25,000 weighted average shares of restricted stock units were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

6. Income Taxes

Income taxes are accounted for using an asset and liability approach in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements. The measurement of current and deferred tax liabilities and assets are based on the provisions of enacted tax law. The effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if based upon the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions according to the provisions of ASC 740.  ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  No material changes have occurred in the Company’s tax positions taken as of December 31, 2010 during the three months ended March 31, 2011. As of December 31, 2010, the Company had a net deferred tax asset of approximately $25.6 million and unrecognized tax benefit under ASC 740 of approximately $1.0 million.  A valuation allowance has been provided for the entire net deferred tax assets.

 The provision for income taxes of $2,000 for the three months ended March 31, 2011 consisted primarily of foreign tax expense for ASUK.  The provision for income taxes of $337,000 for the three months ended March 31, 2010 consisted primarily of federal and state alternative minimum taxes due to the Company’s profitability for the quarter as a result of the sale of substantially all of the Company’s patents and patent applications to Intellectual Ventures for $11.0 million.

7. Segment Reporting

Disclosure of segments is presented in accordance with ASC 280, Segment Reporting (“ASC 280”). ASC 280 establishes standards for disclosures regarding operating segments, products and services, geographic areas and major customers. The Company is organized and operates as two operating segments: (1) the design, development, manufacturing, sale and marketing of networked video communications products (products division) and (2) the prosecution, maintenance, support and generation of licensing revenue through license or sale of the Company’s intellectual property and technology, some of which is used in the Company’s products (intellectual property division). Service revenue relates mainly to the maintenance, support, training and software development, and is included in the products division for purposes of reporting and decision-making. The products division also engages in corporate functions, and provides financing and services to its intellectual property division. The Company’s chief operating decision-maker, its Chief Executive Officer (CEO), monitors the Company’s operations based upon the information reflected in the following table (in thousands).

	Intellectual Property Division	Products Division	Total
Three Months Ended March 31, 2011 (unaudited)
Revenue	$106	$1,284	$1,390
Depreciation expense	—	(30)	(30)
Stock-based compensation	53	252	305
Total costs and expenses	207	3,575	3,782
Other income (expense), net	—	(27)	(27)
Net income (loss)	(101)	(2,320)	(2,421)
Assets	427	4,269	4,696
Three Months Ended March 31, 2010 (unaudited)
Revenue	$14,149	$627	$14,776
Depreciation expense	—	(50)	(50)
Stock-based compensation	63	256	319
Total costs and expenses	802	3,400	4,202
Other income (expense), net	—	(8)	(8)
Net income (loss)	13,347	(3,118)	10,229
Assets	532	1,538	2,070

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 53% and 25% of total revenue for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, international revenue from customers in the United Kingdom accounted for 29% and 3% of total revenue, respectively.  The Company had no significant long-lived assets in any country other than in the United States for any period presented.

8. Reporting

Line of Credit

On December 20, 2010, the Company renewed and amended its revolving credit promissory note with a financial institution (the “Lender”) to extend the maturity date of the facility by one year to December 22, 2011 at a maximum revolving line of credit amount of $8.0 million. The security agreement between the Company with the Lender granted the Lender a security interest in and right of setoff against substantially all of the Company’s assets, tangible and intangible. The revolving credit facility is subject to annual renewal with the consent of the Company and the Lender.   Gerald Burnett, the Company’s Chairman, provided a collateralized guarantee to the financial institution, assuring payment of the Company’s obligations under the agreement and as a consequence, there are no restrictive covenants, allowing the Company greater access to the full amount of the facility. Dr. Burnett also provided a personal guarantee to the Company assuring the Company a line of credit of $8.0 million with the same terms and mechanism as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 22, 2011 to March 31, 2012. In connection with the issuance of the 4.5% Convertible Subordinated Secured Note due 2013, or the Note (as defined below), on March 29, 2011, the Company entered into amendments to the revolving credit promissory note and to the security agreement with the Lender to permit the grant of a security interest to the Purchaser of the Note and to allocate specific assets of the Company solely to secure the Company’s obligations under the Note.

The revolving line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 0.90% or Prime Rate plus 1.00%. The Company elected Adjusted LIBOR plus 0.90% or 1.21% at March 31, 2011 and December 31, 2010. The Company borrowed an additional $1.0 million under the revolving line of credit during the three month period ended March 31, 2011, and had a balance of $8.0 million outstanding as of March 31, 2011.

Convertible Debt

On March 29, 2011, the Company sold a 4.5% Convertible Subordinated Secured Note due 2013 in the principal amount of $3,000,000 (the “Note”). The Note was sold pursuant to a Convertible Note Purchase Agreement, dated as of March 29, 2011 (the “Purchase Agreement”), among the Company and director Gerald Burnett (the “Purchaser”).  The Company’s obligations under the Note are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company pursuant to a Security Agreement among the Company and the Purchaser dated as of March 29, 2011.   The Note has a two year term and will be due on March 29, 2013.  The Note may not be prepaid or redeemed prior to maturity.  In the event certain circumstances as described in the Purchase Agreement occur prior to March 29, 2012, the Company has the option, at its sole discretion, to prepay the Note without the consent of the Purchaser.  The pre-payment fee would be $50,000 for every one million dollars that is pre-paid.  Interest on the Note will accrue at the rate of 4.5% per annum and will be payable semi-annually in arrears on March 29 and September 29 of each year, commencing on September 29, 2011.  From the one year anniversary of the issuance of the Note until maturity, the holder of the Note will be entitled to convert the Note into shares of common stock of the Company at an initial conversion price per share of $0.70.

9. Commitments and Contigencies

Software Indemnifications

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally limited to the cost of products purchased per customer, but may be material when customer purchases since inception are considered in aggregate. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2011.

10. Recent Accounting Pronouncements

    In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issue Task Force (“ASU 2009-13”), and ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available.  ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  Both statements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company adopted these statements on January 1, 2011. The adoption of these statements did not have a material impact on the Company’s financial condition and results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The Company adopted this statement on January 1, 2010. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operation.  The adoption of this statement, on January 1, 2011, relating to disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements did not have a material impact on the Company’s financial condition and results of operations.

11. Subsequent Events

The Company has evaluated subsequent events and has concluded that no subsequent events have occurred since the quarter ended March 31, 2011 that required additional disclosure in the financial statements.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains both historical information and forward-looking statements. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the various risks and other factors that were discussed under “Risk Factors” and elsewhere in the 2010 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. These factors may cause our actual results to differ materially from any forward looking statement.   Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.  These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.  In addition, historical information should not be considered an indicator of future performance.

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

Financial Highlights

•
For the quarter ended March 31, 2011, total revenue was $1.4 million as compared to $14.8 million in the same quarter of 2010.  The difference primarily reflects the recognition of the license and sale of patents for $14 million in the first quarter of 2010.  Product division (product and services, maintenance and support) revenue was $1.3 million in the first quarter of 2011 and compare favorably with product division revenue of $0.6 million in 2010.  This results from the Company’s continued investment in product development and key go-to-market growth strategies.

•
Operating expenses (research and development, sales and marketing, and general and administrative) were $3.4 million for the first quarter of 2011, as compared to $3.7 million for the same quarter in 2010. The 2010 operating expenses were higher due primarily to the expenses associated with our Intellectual Property Division related to patent license and sales activities in the quarter ended March 31, 2010.

•
Net loss in the first quarter of 2011 was $2.4 million, or $0.06 per basic and diluted share, as compared to a net income of $10.2 million, or $0.26 per basic and diluted share, in the first quarter of 2010.

•
Cash and cash equivalents balance as of March 31, 2011 was $3.1 million. Cash used in operations during the three months ended March 31, 2011 was $2.8 million, compared to cash generated from operations of $10.6 million for the three months ended March 31, 2010.

•
Total debt balance was $11.0 million as of March 31, 2011, compared to $7.0 million as of December 31, 2010, due primarily to the issuance of a 4.5% Convertible Subordinated Note due 2013 in the principal amount of $3.0 million in March 2011.

Intellectual Property

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of March 31, 2011, we held 1 issued U.S. patent and 1 issued Canadian patent, as well as 18 U.S. patent applications and 1 European patent application. We continue an active program to strategically grow and protect our intellectual property portfolio, primarily through the filing of patent applications, and to generate licensing revenue through our royalty rights under existing patent license agreements as well as new license or sale of our existing and future patent portfolio and patent applications.

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

Management believes that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2011 from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue
	Three Months Ended March 31,
	2011	2010
Revenue:
Product	34%	1%
Licensing and sale of patents	8	96
Services, maintenance and support	58	3
Total revenue	100	100
Costs and Expenses:
Cost of product revenues	7	1
Cost of services, maintenance and support revenues	20	3
Research and development	104	13
Sales and marketing	65	4
General and administrative	76	8
Total costs and expenses	272	29
Income (loss) from operations	(172)	71
Other income (expense), net	(2)	—
Income (loss) before provision for income taxes	(174)	71
Provision for income taxes	—	2
Net income (loss)	(174)%	69%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Revenue

Total revenue decreased by $13.4 million or 91%, to $1.4 million for the three month period ended March 31, 2011, from $14.8 million for the three months ended March 31, 2010, primarily due to the decrease in revenue from licensing and sale of patents, partially offset by an increase in product, services, maintenance and support revenues.

•
Product revenue increased by $392,000 or 478%, to $474,000 for the three month period ended March 31, 2011 from $82,000 for the three months ended March 31, 2010. This was primarily due to an increase in software product revenue from technology licensing to an original equipment manufacturer, and higher software product sales during the quarter ended March 31, 2011, compared to the same period in 2010.

•
Licensing and patent sale revenue, relating to the licensing and sale of our patent portfolio, decreased by $14.0 million, to $106,000 for the three month period ended March 31, 2011 from $14.1 million for the three months ended March 31, 2010.  This was due primarily to the sale of substantially all of our patents to Intellectual Ventures for $11.0 million and licensing revenue from SKYPE for $3.0 million during the three month period ended March 31, 2010 with no comparable patent licensing and sale activities during the quarter ended March 31, 2011.

•
Services, maintenance and support revenue, which includes software implementation and enhancement, maintenance and support, increased by $265,000, or 49%, to $810,000 for the three months ended March 31, 2011, from $545,000 for the three months ended March 31, 2010. This was primarily due to an increase in revenue from maintenance contracts with existing customers in the quarter ended March 31, 2011.

For the three months ended March 31, 2011, revenue from four customers accounted for 68% of total revenue compared to two customers and 94% for the three months ended March 31, 2010. No other customer accounted for greater than 10% of total revenue in either period.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and expenses

Cost of product revenue. Cost of product revenue decreased by $58,000 or 38%, to $95,000 for the three months ended March 31, 2011 from $153,000 for the three months ended March 31, 2010.  The decrease was mainly attributable to a decrease in obsolete inventory write-off and a reduction in stock-based compensation.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue decreased by $110,000, or 29%, to $273,000 for the three months ended March 31, 2011, from $383,000 for the three months ended March 31, 2010, primarily due to a decrease in software implementation and enhancement services for customers, and a decrease in personnel expenses.

Research and development. Research and development expenses decreased by $496,000, or 26%, to $1.4 million for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010.  The decrease was primarily due to the bonus payout to employees of our Intellectual Property division totaling $470,000 as a result of the completion of the sale of substantially all of our patents to Intellectual Ventures during the three months ended March 31, 2010, with no comparable expense during the three months ended March 31, 2011.

Sales and marketing. Sales and marketing expenses increased $297,000 or 48%, to $910,000 for the three months ended March 31, 2011, from $613,000 for the three months ended March 31, 2010, primarily due to an increase in marketing activities and an increase in personnel related expenses.

General and administrative. General and administrative expenses remained relatively flat at approximately $1.1 million for the three months ended March 31, 2011 and 2010.

Other income (expense), net

Other income (expense), net increased by $19,000, or 238%, to a net expense of $27,000 for the three months ended March 31, 2011, from a net expense of $8,000 for the three months ended March 31, 2010, primarily due to an increase in interest expense as a result of a higher average debt balance.

Provision for income taxes

The provision for income taxes of $2,000 for the three months ended March 31, 2011 consisted of foreign tax expense.  The provision for income taxes of $337,000 for the three months ended March 31, 2010 consisted primarily of federal and state alternative minimum taxes due to the Company’s profitability for the quarter as a result of the sale of substantially all of the Company’s patents and patent applications to Intellectual Ventures for $11.0 million.

Liquidity and Capital Resources

We historically funded our operations with revenues generated from our products, services and patents, line of credit, proceeds from patent litigation settlements, public and private equity and debt financing.

We had cash and cash equivalents of $3.1 million and $1.8 million as of March 31, 2011 and December 31, 2010, respectively. For the three months ended March 31, 2011, we had a net increase in cash and cash equivalents of $1.2 million. The net cash used in operations of $2.8 million for the three months ended March 31, 2011 resulted primarily from the net loss of $2.4 million, an increase in accounts receivable of $384,000 and a decrease in deferred services revenue and customer deposits of $535,000, partially offset by an adjustment for non-cash stock-based compensation expense of $305,000 and an increase in accounts payable of $109,000.  The net cash provided by financing activities of $4.1 million for the three months ended March 31, 2011 related primarily to $1 million of borrowings on our line of credit, and $3 million in proceeds from the issuance of a convertible note.

At March 31, 2011, we had approximately $874,000 in minimum commitments under non-cancelable operating leases net of sublease proceeds related to our office space facilities in California and New York.

As of March 31, 2011, we had no material off-balance sheet arrangements, other than the operating lease described above.   We enter into indemnification provisions under agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of March 31, 2011, we have not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and therefore, we have no liabilities recorded for these agreements as of March 31, 2011.

On March 29, 2011, we sold a 4.5% Convertible Subordinated Secured Note due 2013 in the principal amount of $3,000,000 (the “Note”). The Note was sold pursuant to a Convertible Note Purchase Agreement, dated as of March 29, 2011 (the “Purchase Agreement”), among us and our director Gerald Burnett (the “Purchaser”).  Our obligations under the Note are secured by the grant of a security interest in substantially all of our tangible and intangible assets pursuant to a Security Agreement among us and the Purchaser dated as of March 29, 2011.   The Note has a two year term and will be due on March 29, 2013.  The Note may not be prepaid or redeemed prior to maturity.  In the event certain circumstances as described in the Purchase Agreement occur prior to March 29, 2012, we have the option, at our sole discretion, to prepay the Note without the consent of the Purchaser.  The pre-payment fee would be $50,000 for every one million dollars that is pre-paid.  Interest on the Note will accrue at the rate of 4.5% per annum and will be payable semi-annually in arrears on March 29 and September 29 of each year, commencing on September 29, 2011.  From the one year anniversary of the issuance of the Note until maturity, the holder of the Note will be entitled to convert the Note into shares of our common stock at an initial conversion price per share of $0.70.

On December 20, 2010, we renewed and amended our revolving credit promissory note with a financial institution (the “Lender”) to extend the maturity date of the facility by one year to December 22, 2011 at a maximum revolving line of credit amount of $8.0 million. Our Security Agreement with the Lender granted the Lender a security interest in and right of setoff against substantially all of our assets, tangible and intangible. The revolving credit facility is subject to annual renewal with the consent of Avistar and the Lender.  Gerald Burnett, our Chairman, provided a collateralized guarantee to the Lender, assuring payment of our obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility. Dr. Burnett also provided us with a personal guarantee assuring us a line of credit of $8.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 22, 2011 to March 31, 2012. In connection with the issuance of the Note (see above), on March 29, 2011, we entered into amendments to the revolving credit promissory note and to the security agreement with the Lender to permit the grant of a security interest to the Purchaser of the Note and to allocate specific assets of Avistar solely to secure our obligations under the Note. The revolving line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 0.90% or Prime Rate plus 1.00%. We elected Adjusted LIBOR plus 0.90% or 1.21% at March 31, 2011 and December 31, 2010. We borrowed an additional $1.0 million under the revolving line of credit during the three month ended March 31, 2011, and had a balance of $8.0 million outstanding as of March 31, 2011.

Based on the proceeds we received from issuance of the Note, the results of our ongoing revenue generation and cost reduction efforts, the availability of the revolving credit facility with a financial institution, and Dr. Burnett’s personal guarantee of a line of credit, we believe that there will be sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of product, licensing and service revenue, the maintenance of our cost control measures structured to align operations with predictable revenues, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales, partnering and marketing activities, the extent to which our existing and new products gain market acceptance and competing technological and market developments, all of which may impact our ability to achieve and maintain profitability or generate positive cash flows.

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

Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks.  The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations.  Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2010 and in our other public filings.

This risks set forth below supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 65% of our common stock as of March 31, 2011. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

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

We recorded a net loss of $2.4 million for the three months ended March 31, 2011, a net income of $4.4 million for fiscal year 2010, and a net loss of $4.0 million for fiscal year 2009.  As of March 31, 2011, our accumulated deficit was $114.1 million.  Our revenue may not increase, or even remain at its current level.  In addition, our operating expenses, which have been reduced recently, may increase as we continue to develop our business and pursue licensing opportunities.  As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional new customers, distribution partners and licensees.  If our revenue does not increase adequately, we may not become profitable.  Due to the volatility of our product and licensing revenue, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis.  If we fail to achieve or to maintain profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available on acceptable terms, could cause our business to suffer.

We may need to arrange for the availability of additional funding in order to meet our future business requirements. We have a revolving credit facility that matures on December 22, 2011, which provides us with a maximum line of credit amount of $8.0 million that was fully drawn as of March 31, 2011. On March 29, 2011, we issued $3.0 million of 4.5% Convertible Subordinated Secured Notes, with a two year term due in 2013, to Gerald Burnett, our Chairman.  If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.  We have in the past, and may in the future, reduce our expenditures by reducing our employee headcount in order to better align our expenditures with our available resources.  Any such reductions may adversely affect our ability to maintain or grow our business.

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

General economic conditions may impact our revenue and harm our business in the future, as they have in the past.

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

The sale of substantially all of our patents and patent applications in January 2010 is expected to affect our cash, expenses, revenue and income in future periods.

In prior periods, we have relied on patent licensing revenue and income from settlement and licensing activities to provide significant funding for our operations.  We recognized a total of $15.1 million, $4.5 million, and $5.2 million in patent licensing and sale revenue and income from settlement and licensing activities for the years ended December 31, 2010, 2009, and 2008, respectively.  In January 2010, we sold substantially all of our patent portfolio and associated patent applications to Intellectual Ventures for a one time cash payment of $11.0 million.  We retained royalty rights under our existing patent license agreements as well as a grant back license to the patents and patent applications for our current and future products.  As a result of this sale, we expect our efforts and expenditures on patent prosecution, licensing and settlement activities in future periods to be substantially reduced and our prospects for revenues from the licensing or sale of patents and patent applications and our prospects for generating new income from settlement and licensing activities to also be substantially reduced.  Accordingly, our ongoing operations will have to be funded directly from operations and from debt and equity financing activities.  Failure to generate cash from operations or from debt or equity financing activities could have a substantial and adverse affect on our business, operations and prospects.

Future revenue and income from settlement and licensing activities are difficult to predict for several reasons, including our lengthy and costly licensing cycle. Our failure to predict revenue and income accurately may cause us to miss analysts’ estimates and result in our stock price declining.

Because our licensing cycle is a lengthy process, the accurate prediction of future revenue and income from settlement and patent licensing from new licensees is difficult. The process of persuading companies to adopt our technologies can be lengthy, and other challenges to our patent portfolio may further complicate and delay our patent licensing efforts.  There is also a tendency in the technology industry to close business deals at the end of a quarter, thereby increasing the likelihood that a possible material deal would not be concluded in a current quarter, but slip into a subsequent reporting period. This kind of delay may result in a given quarter’s performance being below analyst or shareholder expectations. The proceeds of our intellectual property licensing efforts tend to be sporadic and difficult to predict. Recognition of those proceeds as revenue or income from settlement and licensing activities depends on the terms of the license agreement involved, and the circumstances surrounding the agreement. To finance litigation to defend or enforce our intellectual property rights, we may enter into contingency arrangements and other strategic transactions with investors, legal counsel or other advisors that would give such parties a significant portion of any future licensing and settlement amounts derived from our patent portfolio. As a result, our licensing and enforcement efforts are expected to result in significant volatility in our quarterly and annual financial condition and results of operations, which may result in us missing investor expectations, which may cause our stock price to decline.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We have been party to such litigation in the past and may be again in the future. The prosecution and defense of such lawsuits would require us to expend significant financial and managerial resources, and therefore may have a material negative impact on our financial position and results of operations. The duration and ultimate outcome of these proceedings are uncertain. We may be a party to additional litigation in the future to protect our intellectual property, or as a result of an alleged infringement of the intellectual property of others. These claims and any resulting lawsuit could subject us to significant liability for damages and invalidation of our proprietary rights. In addition, the validity of our patents has been challenged in the past and may be challenged in the future through reexamination requests or other means. These lawsuits or challenges of our patents legitimacy in the U.S. or foreign patent offices, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 53% and 25% of total revenue for the three months ended March 31, 2011 and 2010, respectively. Some of the risks we may encounter in conducting international business activities include the following:

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

10.1
Convertible Note Purchase Agreement among Avistar Communications Corporation and the Purchaser named therein dated March 29, 2011 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2011)

10.2
Security Agreement among Avistar Communications Corporation and the Purchaser named there in dated March 29, 2011 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2011)

10.3
4.5% Convertible Subordinated Secured Note Due 2013 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2011)

10.4	Fourth Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated March 29, 2011.
10.5	Amendment to Fourth Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated March 29, 2011
10.6	Reaffirmation of Guaranty issued by Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated March 29, 2011
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May 2011.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/ Robert F. Kirk
Robert F. Kirk
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Elias A. MurrayMetzger
Elias A. MurrayMetzger
Chief Financial Officer, Chief Administrative Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Convertible Note Purchase Agreement among Avistar Communications Corporation and the Purchaser named therein dated March 29, 2011 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2011)

10.2
Security Agreement among Avistar Communications Corporation and the Purchaser named there in dated March 29, 2011 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2011)

10.3
4.5% Convertible Subordinated Secured Note Due 2013 (incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2011)

10.4	Fourth Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated March 29, 2011.
10.5	Amendment to Fourth Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated March 29, 2011
10.6	Reaffirmation of Guaranty issued by Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated March 29, 2011
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.