Form 10-Q
period 2011-06-30
AVISTAR COMMUNICATIONS CORP
filed 2011-08-11
CIK 1111632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
——————————
FORM 10-Q ——————————
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________
Commission file number: 000-31121 ——————————————
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒
At July 28, 2011, 39,358,995 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements (unaudited)

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2011 and December 31, 2010
(in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,012	$1,817
Accounts receivable, net of allowance for doubtful accounts of $9 and $4 at June 30, 2011 and December 31, 2010, respectively	725	721
Inventories	22	23
Prepaid expenses and other current assets	355	413
Total current assets	2,114	2,974
Property and equipment, net	146	184
Other assets	53	108
Total assets	$2,313	$3,266

Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
Line of credit	$8,000	$7,000
Accounts payable	581	399
Deferred services revenue and customer deposits	1,405	2,612
Accrued liabilities and other	1,000	1,048
Total current liabilities	10,986	11,059
Long-term liabilities:
Long-term convertible debt	3,000	-
Other long-term liabilities	45	59
Total liabilities	14,031	11,118
Commitments and contigencies (Note 9)
Stockholders' equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at June 30, 2011 and December 31, 2010; 40,541,870 and 40,304,235 shares issued including
treasury shares at June 30, 2011 and December 31, 2010, respectively	40	40
Less: treasury common stock, 1,182,875 shares at June 30, 2011 and December 31, 2010, respectively, at cost	(53)	(53)
Additional paid-in-capital	104,561	103,817
Accumulated deficit	(116,266)	(111,656)
Total stockholders' equity (deficit)	(11,718)	(7,852)
Total liabilities and stockholders' equity (deficit)	$2,313	$3,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2011 and 2010
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Revenue:
Product	$402	$309	$876	$391
Licensing and sale of patents	264	208	370	14,357
Services, maintenance and support	804	505	1,614	1,050
Total revenue	1,470	1,022	2,860	15,798
Costs and expenses:
Cost of product revenue*	133	85	228	238
Cost of services, maintenance and support revenue*	333	283	606	666
Research and development*	1,345	1,565	2,788	3,504
Sales and marketing*	727	696	1,637	1,309
General and administrative*	1,061	1,023	2,122	2,137
Total costs and expenses	3,599	3,652	7,381	7,854
Income (loss) from operations	(2,129)	(2,630)	(4,521)	7,944
Other income (expense), net	(58)	(9)	(85)	(17)
Income (loss) before provison for (benefit from) income taxes	(2,187)	(2,639)	(4,606)	7,927
Provision for (benefit from) income taxes	2	(238)	4	99
Net income (loss)	$(2,189)	$(2,401)	$(4,610)	$7,828
Net income (loss) per share - basic and diluted	$(0.06)	$(0.06)	$(0.12)	$0.20
Weighted average shares used in calculating
basic net income (loss) per share	39,359	39,022	39,303	39,015
Weighted average shares used in calculating
diluted net income (loss) per share	39,359	39,022	39,303	39,428

*Including stock-based compensation of:
Cost of products, services, maintenance and support revenue	$18	$(7)	$27	$16
Research and development	69	101	141	202
Sales and marketing	68	43	126	85
General and administrative	230	130	395	283

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2011 and 2010
(in thousands)

	Six Months Ended June 30,
	2011	2010
	(unaudited)

Cash Flows from Operating Activities:
Net income (loss)	$(4,610)	$7,828
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	55	113
Compensation on equity awards issued to consultants and employees	690	586
Provision for doubtful accounts	5	18
Changes in assets and liabilities:
Accounts receivable	(9)	493
Inventories	1	20
Prepaid expenses and other current assets	58	(41)
Other assets	55	(1)
Accounts payable	182	(31)
Other long-term liabilities	(14)	(22)
Deferred services revenue and customer deposits	(1,207)	(296)
Income taxes payable	(2)	75
Accrued liabilities and other	(46)	(322)
Net cash provided by (used in) operating activities	(4,842)	8,420

Cash Flows from Investing Activities:
Purchase of property and equipment	(17)	(171)
Net cash used in investing activities	(17)	(171)

Cash Flows from Financing Activities:
Line of credit payments	-	(11,250)
Proceeds from line of credit	1,000	3,700
Proceeds from convertible debt issuance	3,000	-
Net proceeds from issuance of common stock	54	16
Net cash provided by (used in) financing activities	4,054	(7,534)
Net increase (derease) in cash and cash equivalents	(805)	715
Cash and cash equivalents, beginning of period	1,817	294
Cash and cash equivalents, end of period	$1,012	$1,009
The accompanying notes are an integral part of these condensed consolidated financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Business, Basis of Presentation, and Risks and Uncertainties

Business

Avistar Communications Corporation (“Avistar”, the “Company”, “us”, “our”, or “we”) was founded as a Nevada limited partnership in 1993. The Company filed its articles of incorporation in Nevada in December 1997 under the name Avistar Systems Corporation. The Company reincorporated in Delaware in March 2000 and changed its name to Avistar Communications Corporation in April 2000. The operating assets and liabilities of the business were then contributed to the Company’s wholly owned subsidiary, Avistar Systems Corporation (“Avistar Systems”), a Delaware corporation. In July 2001, the Company’s Board of Directors and the Board of Directors of Avistar Systems approved the merger of Avistar Systems with and into Avistar Communications Corporation. The merger was completed in July 2001.   In October 2007, the Company merged Collaboration Properties, Inc., the Company's wholly-owned subsidiary, with and into the Company, with Avistar being the surviving corporation.  Avistar has one wholly-owned subsidiary, Avistar Systems U.K. Limited (“ASUK”).

Basis of Presentation

The unaudited condensed consolidated balance sheet as of June 30, 2011, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 present the consolidated financial position of Avistar and ASUK after the elimination of all intercompany accounts and transactions. The unaudited condensed consolidated balance sheet of Avistar as of December 31, 2010 was derived from audited consolidated financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”), and certain information and footnote disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Because all of the disclosures required by GAAP are not included, as permitted by the rules of the SEC, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. All gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations and have not been material.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products, services and patented technologies are in the early stages of development. Some of the Company’s products and patented technologies utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products and patented technologies, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $116.3 million as of June 30, 2011. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months.  The Company was not invested in any auction rate securities as of June 30, 2011 and December 31, 2010. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at June 30, 2011 and December 31, 2010 consisted of money market funds with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

See Note 3 for further information on fair value.

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s revenues for the three and six months ended June 30, 2011 and 2010. Revenue from these customers as a percentage of total revenue was as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Customer A	29%	53%	29%	*%
Customer B	14%	*%	14%	*%
Customer C	18%	20%	13%	*%
Customer D	12%	—%	12%	—%
Customer E	11%	—%	11%	—%
Customer F	*%	17%	*%	*%
Customer G	—%	—%	—%	70%
Customer H	—%	—%	—%	19%

* Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution, or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of June 30, 2011, the Company had cash and cash equivalents on deposit with a major financial institution that were above the Federal Deposit Insurance Corporation (“FDIC”) insured limits. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of June 30, 2011, approximately 89% of the Company’s gross accounts receivable was concentrated with three customers, each of whom represented more than 10% of the total gross accounts receivable. As of December 31, 2010, approximately 74% of the Company’s gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of the total gross accounts receivable. No other customer individually accounted for greater than 10% of total accounts receivable as of June 30, 2011 or December 31, 2010.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, line of credit, and accounts payable at June 30, 2011 and December 31, 2010, approximate fair value because of the short maturity of these instruments.

The convertible debt was stated at cost at June 30, 2011 since there were no unamortized discounts and the Company did not elect to measure the instrument at fair value in accordance with Accounting Standards Codification (“ASC”) 825-10, Financial Instruments.  As of June 30, 2011, the carrying amount of the convertible debt was $3.0 million and the estimated fair value was approximately $3.6 million.  The fair value is estimated as the sum of the present value of future interest and principal payments of the debt based on rates available to the Company for debt with similar terms and remaining maturities, and the fair value of the conversion feature calculated based on the Black-Scholes-Merton valuation model. See Note 8 for further details on the terms of the convertible debt.

Revenue Recognition and Deferred Revenue

The Company recognizes product and services revenue in accordance with ASC 985-605, Revenue Recognition – Software (“ASC 985-605”), or ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. The Company derives its product revenue primarily from the sale and licensing of a suite of desktop (endpoint) and infrastructure software products that combine to form an Avistar video-enabled visual communication and collaboration solution. Services revenue includes revenue from post-contract customer support, training and professional services such as software implementation and enhancement. The fair value of all product, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

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

The Company recognizes revenue from the licensing or sale of its intellectual property portfolio according to ASC 985-605, based on the terms of the royalty, partnership, cross-licensing and purchase agreements involved.

In July 2006, the Company entered into a Patent License Agreement with Sony Corporation (“Sony”) and Sony Computer Entertainment, Inc. (“SCEI”). Under the license agreement, the Company granted Sony and its subsidiaries, including SCEI, a license to all of the Company’s patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. The license covers Sony’s video conferencing apparatus as well as other products, including video-enabled personal computer products and certain SCEI PlayStation products. Future royalties under this license are being recognized as estimated royalty-based sales occur in accordance with ASC 985-605.  The Company uses historical and forward looking sales forecasts provided by SCEI and third party sources, in conjunction with past actual royalty reports provided periodically by SCEI directly to the Company, to develop an estimate of royalties recognized for each quarterly reporting period.  The royalty reports the Company receives directly from SCEI is delayed beyond the period in which the actual royalties are generated, and thus the estimate of current period royalties requires significant management judgment and is subject to corrections in a future period once actual royalties become known.

On September 8, 2008 and on September 9, 2008, the Company entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which the Company agreed to integrate the Company’s bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services, for an initial non-refundable fee of $6.0 million of which $3.0 million, $1.5 million and $1.5 million were paid to the Company in 2008, 2009 and 2010, respectively. The Company determined the value of maintenance based on VSOE and allocated the residual portion of the initial $6.0 million to the integration project. The residual portion was recognized under the percentage of completion method, in accordance with the “Input Method”, and the maintenance revenue is being recognized over the maintenance service period. As the Company believes there are no future deliverables associated with the intellectual property patent licenses, no additional provision for this element has been made.  The integration project was fully completed and delivered as of September 2010, with maintenance support services being the only undelivered element that is being recognized as maintenance revenue over the service period through September 2011. The Company recognized approximately $179,000 and $357,000 in maintenance revenue for the three and six months ended June 30, 2011, respectively. The Company did not recognize any revenue related to the IBM agreement for the three and six months ended June 30, 2010 as no work was performed during that period. In addition, under the agreements, IBM has agreed to make future royalty payments to the Company equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold that exceeds a contractual base amount, and maintenance payments received from existing customers, which incorporate the Company’s technology.  No royalty revenue was recognized by the Company for the three and six months ended June 30, 2011. The agreements have a six year term and are non-cancelable except upon material default by either party.  The agreements convey to IBM a non-exclusive world-wide license to the Company’s patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.

On January 19, 2010, the Company entered into a patent license agreement with Springboard Group S.A.R.L. (“SKYPE”).  Under the agreement, the Company granted to SKYPE for the lives of the patents, a royalty-free, irrevocable, non-exclusive license under certain patents to make, have made (subject to certain limitations), use, import or export, offer to sell, sell, lease, license, or otherwise transfer or distribute certain licensed products.  These granted rights and license include rights for authorized entities and end users of SKYPE to form combinations with other products for certain authorized purposes.  As consideration for the license, the Company received a payment of $3.0 million from SKYPE on January 25, 2010 and recognized $3.0 million as revenue from licensing and sale of patents.

On January 21, 2010, the Company completed the sale of substantially all of its U.S. patents and patent applications, and related foreign patents and patent applications to Intellectual Ventures Fund 61 LLC (“Intellectual Ventures”) related to an agreement that was entered into on December 18, 2009.    The Company retained royalty rights under its existing patent license agreements, and also obtained a full grant-back royalty-free, irrevocable license to the patent portfolio from Intellectual Ventures to make, use and sell any current and future Avistar product or service covered by the patents sold.  The Company received the purchase price of $11.0 million from Intellectual Ventures on January 21, 2010 and recognized $11.0 million as revenue from licensing and sale of patents.

Warranty

The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. There was no warranty accrual as of June 30, 2011 and December 31, 2010.

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

The effect of recording stock-based compensation for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Stock-based compensation expense by type of award:
Employee stock options	$191	$168	$351	$402
Employee restricted stock units	129	77	249	151
Non-employee stock options	59	—	59	—
Non-employee restricted stock units	4	11	14	14
Employee stock purchase plan	2	11	17	19
Total stock-based compensation	385	267	690	586
Tax effect of stock-based compensation	—	—	—	—
Net effect of stock-based compensation on net loss/income	$385	$267	$690	$586

Valuation Assumptions for Stock-Based Compensation

The Company estimated the fair value of stock options granted under the 2000 Stock Option Plan, the 2000 Director Stock Option Plan and the 2009 Equity Incentive Plan (the “Stock Plans”), and rights to acquire stock granted under the employee stock purchase plans (“ESPP”) using a Black-Scholes-Merton valuation model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin (“SAB”) No. 107. The following weighted average assumptions and the straight-line attribution approach were used in estimating the fair value of employee stock option grants (excluding options granted in connection with the Exchange Program, as shown below) and ESPP shares for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Employee Stock Option Plan
Expected dividend	—%	—%	—%	—%
Average risk-free interest rate	1.6%	2.0%	1.5%	2.1%
Expected volatility	167%	138%	161%	137%
Expected term (years)	4.2	4.4	4.0	4.3

Employee Stock Purchase Plan
Expected dividend	—%	—%	—%	—%
Average risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Expected volatility	232%	241%	232%	241%
Expected term (months)	6.0	6.0	6.0	6.0

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

Summary of Stock Options

Information regarding stock options outstanding at June 30, 2011 is summarized below (unaudited):

	Number of Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of June 30, 2011
Options outstanding	8,011,699	$0.69	7.76	$—
Options vested and expected to vest	7,471,148	$0.70	7.69	$—
Options exercisable	4,378,567	$0.76	7.01	$—

The pretax intrinsic value of outstanding options is the difference between the closing price of Avistar stock of $0.20 as quoted on the OTC Market, an over-the-counter securities market, on June 30, 2011 and the exercise price, multiplied by the number of in-the-money options. The intrinsic value of options changes based on the fair market value of Avistar stock. As of June 30, 2011, all outstanding options had an exercise price equal to or above the closing price of Avistar stock.

In June 2010, the Company completed an offer to exchange certain outstanding options granted to eligible employees (including executive officers) and directors after June 16, 2000 under either the 2000 Stock Option Plan or the 2000 Director Option Plan with an exercise price of $0.68 per share or higher for a new grant of a lesser number of new options under the 2009 Equity Incentive Plan (the “Exchange Program”).  Pursuant to the Exchange Program, options to purchase 6,754,823 million shares of the Company’s common stock were canceled on June 15, 2010, and in exchange, new options to purchase 4,438,108 shares of the Company’s common stock were granted with an exercise price per share of $0.55, the closing price of the Company’s common stock as reported on the over-the-counter market on June 15, 2010. The new options have a contractual term of 10 years. A total of 36 employees (including executive officers) and four directors participated in the Exchange Program. Total grant-date fair value of the new options was estimated at approximately $2.1 million, or $0.46 per share. The Exchange Program resulted in a total incremental compensation cost of approximately $46,000 which will be recognized over the vesting periods of the new options in addition to recognizing any remaining unrecognized expense for the stock options surrendered in the exchange. The vesting periods of new options range from two to three years. The total incremental compensation cost was measured based upon the difference between the estimated fair value of the new options on the grant date and the estimated fair value of the surrendered options immediately before the modification, at the individual grant level. The incremental expense recorded in the three and six months ended June 30, 2011 and 2010 was immaterial.

For the three months ended June 30, 2011 and 2010, the Company granted 15,000 and 227,500 (excluding options granted in connection with the Exchange Program) stock options to employees, with an estimated total grant date fair value of approximately $6,000 and $98,000, or $0.41 and $0.43 per share, respectively. For the six months ended June 30, 2011 and 2010, the Company granted 162,500 and 387,500 (excluding options granted in connection with the Exchange Program) stock options to employees, with an estimated total grant date fair value of approximately $69,000 and $161,000, or $0.42 and $0.42 per share, respectively.

For the three and six months ended June 30, 2011, the Company recognized the associated stock-based compensation expense of approximately $65,000 associated with accelerating the vesting and/or extending the exercise period of stock options for certain terminated employees and a non-employee consultant. The amount was measured based upon the difference between the fair value of the vested options immediately before and after the modification.

As of June 30, 2011, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $1.1 million before estimated forfeitures and after actual cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations,  the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $341,000 as of June 30, 2011 and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $731,000 after estimated forfeitures and after actual cancellations. This amount will be recognized over an estimated weighted average period of 1.55 years. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

Summary of Restricted Stock Units

Information regarding the restricted stock units outstanding as of June 30, 2011 is summarized below (unaudited):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of June 30, 2011
Restricted stock units outstanding	3,330,000	0.85	$666
Restricted stock units expected to vest	3,234,339	0.84	$647

The intrinsic value of the restricted stock units is calculated as the market value at end of the fiscal period, based on the closing price of Avistar shares as quoted on the OTC Market as of June 30, 2011 of $0.20.

The Company granted 1,230,000 and 300,000 restricted stock units during the three months ended June 30, 2011 and 2010, respectively. The Company granted 1,230,000 and 380,000 restricted stock units during the six months ended June 30, 2011 and 2010, respectively. A total of 80,000 shares of restricted stock units were vested and released as common stock during the six months ended June 30, 2011.

As of June 30, 2011, the Company had an unrecognized stock-based compensation balance related to restricted stock units of approximately $667,000, adjusted for estimated forfeitures, which will be recognized over a weighted average period of approximately 1.01 years.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) as of June 30, 2011 and, December 31, 2010 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash Equivalents (unaudited):
Money market funds	$5	$5	$—	$—
Total cash equivalents	$5	$5	$—	$—

4. Related Party Transactions

Gerald Burnett, the Company’s Chairman, has provided a collateralized guarantee to the Company’s financial institution, assuring payment of the Company’s obligations under the revolving line of credit facility agreements (see Note 8) since December 2006 and at each annual renewal thereafter. Dr. Burnett also issued a personal guarantee to the Company in March 2010 and 2011, assuring the Company a line of credit of $7.0 million and $8.0 million, respectively, with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution terminated. See Note 8 for further details.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Numerator:
Net income (loss) – basic and diluted	$(2,189)	$(2,401)	$(4,610)	$7,828

Denominator:
Basic weighted average shares outstanding	39,359	39,022	39,303	39,015
Effect of dilutive securities:
Stock options	—	—	—	23
Restricted stock units	—	—	—	390
Diluted weighted average shares outstanding	39,359	39,022	39,303	39,428

Net income (loss) per share – basic	$(0.06)	$(0.06)	$(0.12)	$0.20
Net income (loss) per share – diluted	$(0.06)	$(0.06)	$(0.12)	$0.20

Due to a net loss for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011, basic and diluted net loss per share are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to the net loss per share.

The Company excluded the following weighted average shares of stock options and restricted stock units from the computation of diluted net income (loss) per share for the respective period presented because their effect would have been anti-dilutive (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Number of Weighted Average Shares (in thousands):
Stock options	8,074	10,783	8,176	10,929
Restricted stock units	2,505	1,914	2,331	—

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

Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if based upon the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions according to the provisions of ASC 740.  ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  No material changes have occurred in the Company’s tax positions taken as of December 31, 2010 during the six months ended June 30, 2011. As of December 31, 2010, the Company had a net deferred tax asset of approximately $25.6 million and unrecognized tax benefit under ASC 740 of approximately $1.0 million.  A valuation allowance has been provided for the entire net deferred tax assets.

The provision for income taxes of $2,000 and $4,000, respectively, for the three and six months ended June 30, 2011 consisted primarily of foreign tax expense for ASUK.  The provision for income taxes of $99,000 for the six months ended June 30, 2010 consisted primarily of state alternative minimum taxes due to the Company’s profitability for the period as a result of the sale of substantially all of the Company’s patents and patent applications to Intellectual Ventures for $11.0 million, and foreign tax expense for ASUK. The benefit from income taxes of $238,000 for the three months ended June 30, 2010 was primarily due to a reduction in expected 2010 pre-tax income and at the end of June 2010, the Company elected to utilize the benefits of the expanded net operating loss rules of the Worker, Homeownership and Business Assistance Act of 2009. The election of the expanded net operating loss rules resulted in a reduction of the previously provided federal alternative minimum tax recorded in the first quarter of 2010.

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

	Intellectual Property Division	Products Division	Total
Three Months Ended June 30, 2011 (unaudited)
Revenue	$264	$1,206	$1,470
Depreciation expense	—	(25)	(25)
Stock-based compensation	(95)	(290)	(385)
Total costs and expenses	(218)	(3,381)	(3,599)
Other income (expense), net	—	(58)	(58)
Net income (loss)	45	(2,234)	(2,189)
Assets	255	2,058	2,313
Three Months Ended June 30, 2010 (unaudited)
Revenue	$208	$814	$1,022
Depreciation expense	—	(63)	(63)
Stock-based compensation	(61)	(206)	(267)
Total costs and expenses	(122)	(3,530)	(3,652)
Other income (expense), net	—	(9)	(9)
Net income (loss)	85	(2,486)	(2,401)
Assets	290	1,950	2,240
Six Months Ended June 30, 2011 (unaudited)
Revenue	$370	$2,490	$2,860
Depreciation expense	—	(55)	(55)
Stock-based compensation	(148)	(542)	(690)
Total costs and expenses	(425)	(6,956)	(7,381)
Other income (expense), net	—	(85)	(85)
Net income (loss)	(56)	(4,554)	(4,610)
Assets	255	2,058	2,313
Six Months Ended June 30, 2010 (unaudited)
Revenue	$14,357	$1,441	$15,798
Depreciation expense	—	(113)	(113)
Stock-based compensation	(124)	(462)	(586)
Total costs and expenses	(924)	(6,930)	(7,854)
Other income (expense), net	—	(17)	(17)
Net income (loss)	13,432	(5,604)	7,828
Assets	290	1,950	2,240

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 54% and 75% of total revenue for the three months ended June 30, 2011 and 2010, respectively, and 54% and 28% of total revenue for the six months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011 and 2010, international revenue from customers in the United Kingdom accounted for 30% and 54% of total revenue, respectively, and 30% and 6% for the six months ended June 30, 2011 and 2010, respectively.  The Company had no significant long-lived assets in any country other than in the United States for any period presented.

8. Borrowings

Line of Credit

On December 20, 2010, the Company renewed and amended its revolving credit promissory note with a financial institution (the “Lender”) to extend the maturity date of the facility by one year to December 22, 2011 at a maximum revolving line of credit amount of $8.0 million. The security agreement between the Company and the Lender granted the Lender a security interest in and right of setoff against substantially all of the Company’s assets, tangible and intangible. The revolving credit facility is subject to annual renewal with the consent of the Company and the Lender.   Gerald Burnett, the Company’s Chairman, provided a collateralized guarantee to the financial institution, assuring payment of the Company’s obligations under the agreement and as a consequence, there are no restrictive covenants, allowing the Company greater access to the full amount of the facility. Dr. Burnett also provided a personal guarantee to the Company assuring the Company a line of credit of $8.0 million with the same terms and mechanism as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 22, 2011 to March 31, 2012. In connection with the issuance of the 4.5% Convertible Subordinated Secured Note due 2013, or the Note (as defined below), on March 29, 2011, the Company entered into amendments to the revolving credit promissory note and to the security agreement with the Lender to permit the grant of a security interest to the Purchaser of the Note and to allocate specific assets of the Company solely to secure the Company’s obligations under the Note.

The revolving line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 0.90% or Prime Rate plus 1.00%. The Company elected Adjusted LIBOR plus 0.90% or 1.15% at June 30, 2011, and Adjusted LIBOR plus 0.90% or 1.21% at December 31, 2010. The Company borrowed an additional $1.0 million under the revolving line of credit during the six month period ended June 30, 2011, and had a balance of $8.0 million outstanding as of June 30, 2011.

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

9. Commitments and Contingencies

Facilities Leases

The Company leases its facilities under operating leases that expire at various dates through March 2017, and has subleased some of its operating facilities to third parties.  The future minimum lease commitments under all facility leases as of June 30, 2011, net of sublease proceeds, are as follows (in thousands):

	Minimum Lease Payments	Sublease Proceeds	Net
	(unaudited)	(unaudited)	(unaudited)
Six Months Ending December 31,
2011	$654	$(236)	$418
Years Ending December 31,
2012	560	(341)	219
2013	311	(296)	15
2014	311	(296)	15
2015	311	(301)	10
Thereafter	388	(397)	(9)
Total future minimum lease payments	$2,535	$(1,867)	$668

Software Indemnifications

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally limited to the cost of products purchased per customer, but may be material when customer purchases since inception are considered in aggregate. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2011.

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This statement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This statement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition and results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The statement was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This statement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition and results of operations.

11. Subsequent Events

The Company has evaluated subsequent events and has concluded that no subsequent events have occurred since the quarter ended June 30, 2011 that required additional disclosure in the financial statements.

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

Financial Highlights

•
Total revenue for the quarter ended June 30, 2011 was $1.5 million, as compared to $1.0 million in the same quarter of 2010, reflecting continuing improvement in Product division (product and services, maintenance and support) revenues.  Total revenue for the six months ended June 30, 2011, was $2.9 million as compared to $15.8 million in the same period of 2010. The difference primarily reflects the recognition of the license and sale of patents for $14 million during the six months ended June 30, 2010.

•
Product division revenue of $1.2 million and $2.5 million during the three and six months ended June 30, 2011 compared favorably to Product division revenue of $0.8 million and $1.4 million during the three and six months ended June 30, 2010. The improvements resulted from the Company’s continued investment in product development and key go-to-market growth strategies.

•
Operating expenses (research and development, sales and marketing, and general and administrative) were $3.1 million for the second quarter of 2011, as compared to $3.3 million for the same quarter in 2010. Operating expenses (research and development, sales and marketing, and general and administrative) were $6.5 million for the six months ended June 30, 2011, as compared to $7.0 million for the same period in 2010. The 2010 operating expenses were higher due primarily to the expenses such as bonuses paid to our employees in our Intellectual Property Division related to patent license and sales activities.

•
Net loss in the second quarter of 2011 was $2.2 million, or $0.06 per basic and diluted share, as compared to a net loss of $2.4 million, or $0.06 per basic and diluted share, in the second quarter of 2010.  Net loss during the six months ended June 30, 2011 was $4.6 million, or $0.12 per basic and diluted shares, as compared to a net income of $7.8 million, or $0.20 per basic and diluted share during the six months ended June 30, 2010.

•
Cash and cash equivalents balance as of June 30, 2011 was $1.0 million. Cash used in operations during the six months ended June 30, 2011 was $4.8 million, compared to cash generated from operations of $8.4 million for the six months ended June 30, 2010 which the latter was primarily derived from the proceeds from sale and licensing of patents in 2010.

•
Total debt balance was $11.0 million as of June 30, 2011, compared to $7.0 million as of December 31, 2010, due primarily to the issuance of a 4.5% Convertible Subordinated Note due 2013 in the principal amount of $3.0 million in March 2011.

Intellectual Property

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of June 30, 2011, we held 1 issued U.S. patent and 1 issued Canadian patent, as well as 20 U.S. patent applications and 1 European patent application. We continue an active program to strategically grow and protect our intellectual property portfolio, primarily through the filing of patent applications, and to generate licensing revenue through our royalty rights under existing patent license agreements as well as new licensing or sale of our existing and future patent portfolio and patent applications.

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

Management believes that there have been no significant changes to our critical accounting policies during the three and six months ended June 30, 2011 from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Product	27%	30%	31%	2%
Licensing and sale of patents	18	20	13	91
Services, maintenance and support	55	50	56	7
Total revenue	100	100	100	100
Costs and Expenses:
Cost of product revenues	9	8	8	2
Cost of services, maintenance and support revenues	23	28	21	4
Research and development	92	153	98	22
Sales and marketing	49	68	57	8
General and administrative	72	100	74	14
Total costs and expenses	245	357	258	50
Income (loss) from operations	(145)	(257)	(158)	50
Other income (expense), net	(4)	(1)	(3)	—
Income (loss) before provision for (benefit from) income taxes	(149)	(258)	(161)	50
Provision for (benefit from) income taxes	—	(23)	—	1
Net income (loss)	(149)%	(235)%	(161)%	49%

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Revenue

Total revenue increased by $448,000 or 44%, to $1.5 million for the three month period ended June 30, 2011, from $1.0 million for the three months ended June 30, 2010, due to the increase in product, licensing and sales patents, and service, maintenance and support revenue.

•
Product revenue increased by $93,000 or 30%, to $402,000 for the three month period ended June 30, 2011 from $309,000 for the three months ended June 30, 2010. This was primarily due to an increase in software product revenue from technology licensing to original equipment manufacturers compared to the same period in 2010.

•
Licensing and patent sale revenue, relating to the licensing and sale of our patent portfolio, increased by $56,000 or 27%, to $264,000 for the three month period ended June 30, 2011 from $208,000 for the three months ended June 30, 2010.  This was primarily due to an increase in estimated royalty revenue from Sony.

•
Services, maintenance and support revenue, which includes software implementation and enhancement, maintenance and support, increased by $299,000 or 59%, to $804,000 for the three months ended June 30, 2011, from $505,000 for the three months ended June 30, 2010. This was primarily due to an increase in revenue from maintenance contracts with existing customers in the quarter ended June 30, 2011.

For the three months ended June 30, 2011, revenue from five customers accounted for 83% of total revenue compared to three customers and 90% of total revenue for the three months ended June 30, 2010. No other customer accounted for greater than 10% of total revenue in either period.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and expenses

Cost of product revenue. Cost of product revenue increased by $48,000 or 56%, to $133,000 for the three months ended June 30, 2011 from $85,000 for the three months ended June 30, 2010, mainly attributable to an increase in third party vendor software license fees and personnel related expense.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue increased by $50,000 or 18%, to $333,000 for the three months ended June 30, 2011, from $283,000 for the three months ended June 30, 2010, primarily due to an increase in support and service personnel headcount.

Research and development. Research and development expenses decreased by $220,000 or 14%, to $1.3 million for the three months ended June 30, 2011 from $1.6 million for the three months ended June 30, 2010, primarily due to decreases in employee headcount, decrease in stock-based compensation expense and lower deployment of external labor.

Sales and marketing. Sales and marketing expenses increased by $31,000 or 4%, to $727,000 for the three months ended June 30, 2011, from $696,000 for the three months ended June 30, 2010, primarily due to an increase in stock-based compensation expense and severance pay for terminated employees.

General and administrative. General and administrative expenses increased by approximately $38,000 or 4% to  $1.1 million for the three months ended June 30, 2011, from $1.0 million for the same period in 2010, mainly due to an increase in stock-based compensation expense partially offset by a decrease in general legal fee.

Other income (expense), net

Other income (expense), net increased by $49,000, or 544%, to a net expense of $58,000 for the three months ended June 30, 2011, from a net expense of $9,000 for the three months ended June 30, 2010, primarily due to an increase in interest expense as a result of a higher average debt balance on the line of credit and issuance of convertible debt in 2011.

Provision for (benefit from) income taxes

The provision for income taxes of $2,000 for the three months ended June 30, 2011 consisted of foreign tax expense.  The  benefit from income taxes of $238,000 for the three months ended June 30, 2010 was primarily due to a reduction in expected 2010 pre-tax income and at the end of June 2010, the Company elected the benefits of the expanded net operating loss rules of the Worker, Homeownership and Business Assistance Act of 2009. The election of the expanded net operating loss rules resulted in a reduction of the previously provided federal alternative minimum tax recorded in the first quarter of 2010.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Revenue

Total revenue decreased by $12.9 million or 82%, to $2.9 million for the six month period ended June 30, 2011, from $15.8 million for the six months ended June 30, 2010, primarily due to the decrease in revenue from licensing and sale of patents, partially offset by an increase in product, services, maintenance and support revenues.

•
Product revenue increased by $485,000 or 124%, to $876,000 for the six month period ended June 30, 2011 from $391,000 for the six months ended June 30, 2010. This was primarily due to an increase in software product revenue from technology licensing to original equipment manufacturers and higher software product sales during the six months ended June 30, 2011, compared to the same period in 2010.

•
Licensing and patent sale revenue, relating to the licensing and sale of our patent portfolio, decreased by $14.0 million or 97%, to $370,000 for the six month period ended June 30, 2011 from $14.4 million for the six months ended June 30, 2010.  This was due to the sale of substantially all of our patents to Intellectual Ventures for $11.0 million and licensing revenue from SKYPE in the amount of $3.0 million during the six months ended June 30, 2010, with no comparable patent licensing and sale activities during the six months ended June 30, 2011.

•
Services, maintenance and support revenue, which includes funded software development and maintenance and support, increased by $564,000 or 54%, to $1.6 million for the six months ended June 30, 2011, from $1.1 million for the six months ended June 30, 2010. This was primarily due to an increase in revenue from maintenance contracts with existing customers during the six months ended June 30, 2011.

For the six months ended June 30, 2011, revenue from five customers accounted for 80% of total revenue compared to two customers and 89% for the six months ended June 30, 2010. No other customer accounted for greater than 10% of total revenue in either period.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and expenses

Cost of product revenues. Cost of product revenues decreased by $10,000 or 4%, to $228,000 for the six months ended June 30, 2011, from $238,000 for the six months ended June 30, 2010.  The decrease was mainly attributable to a decrease in obsolete inventory write-off, partially offset by an increase in stock compensation.

Cost of services, maintenance and support revenues. Cost of services, maintenance and support revenues decreased by $60,000 or 9%, to $606,000 for the six months ended June 30, 2011, from $666,000 for the six months ended June 30, 2010, primarily due to a decrease in software implementation and enhancement services for customers.

Research and development. Research and development expenses decreased by $716,000 or 20%, to $2.8 million for the six months ended June 30, 2011, from $3.5 million for the six months ended June 30, 2010.  The decrease was primarily due to the bonus payout to employees of our Intellectual Property division totaling $470,000 as a result of the completion of the sale of substantially all of our patents to Intellectual Ventures during the first quarter of 2010, with no comparable expenses in 2011. The decrease was also due to lower personnel related expense and lower deployment of external labor for the six months ended June 30, 2011.

Sales and marketing. Sales and marketing expenses increased by $328,000 or 25%, to $1.6 million for the six months ended June 30, 2011, from $1.3 million for the six months ended June 30, 2010, primarily due to an increase in marketing activities and an increase in personnel related expenses.

General and administrative. General and administrative expenses remained relatively flat at approximately $2.1 million for the six months ended June 30, 2011 and 2010.

Other income (expense), net

Other expense, net increased by $68,000 or 400%, to a net expense of $85,000 for the six months ended June 30, 2011, from a net expense of $17,000 for the six months ended June 30, 2010, primarily due to an increase in interest expense as a result of a higher average debt balance on the line of credit and issuance of convertible debt in 2011.

Provision for income taxes

The provision for income taxes of $4,000 for the six months ended June 30, 2011 consisted of foreign tax expense.  The provision for income taxes of $99,000 for the six months ended June 30, 2010 consisted primarily of state alternative minimum taxes due to our year-to-date profitability as a result of the sale of substantially all of our patents and patent applications to Intellectual Ventures for $11.0 million, and the foreign tax expense for ASUK.

Liquidity and Capital Resources

We historically funded our operations with revenues generated from our products, services and patents, line of credit, proceeds from patent litigation settlements, public and private equity and debt financing.

We had cash and cash equivalents of approximately $1.0 million and $1.8 million as of June 30, 2011 and December 31, 2010, respectively. For the six months ended June 30, 2011, we had a net decrease in cash and cash equivalents of $805,000. The net cash used in operations of $4.8 million for the six months ended June 30, 2011 resulted primarily from the net loss of $4.6 million, a decrease in deferred services revenue and customer deposits of $1.2 million, partially offset by an adjustment for non-cash stock-based compensation expense of $690,000 and an increase in accounts payable of $182,000.  The net cash provided by financing activities of $4.1 million for the six months ended June 30, 2011 related primarily to $1.0 million of borrowings on our line of credit, and $3.0 million in proceeds from the issuance of a convertible note.

At June 30, 2011, we had approximately $668,000 in minimum commitments under non-cancelable operating leases net of sublease proceeds related to our office space facilities in California and New York.

As of June 30, 2011, we had no material off-balance sheet arrangements, other than the operating lease described above.   We enter into indemnification provisions under agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of June 30, 2011, we have not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and therefore, we have no liabilities recorded for these agreements as of June 30, 2011.

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

On December 20, 2010, we renewed and amended our revolving credit promissory note with a financial institution (the “Lender”) to extend the maturity date of the facility by one year to December 22, 2011 at a maximum revolving line of credit amount of $8.0 million. Our Security Agreement with the Lender granted the Lender a security interest in and right of setoff against substantially all of our assets, tangible and intangible. The revolving credit facility is subject to annual renewal with the consent of Avistar and the Lender.  Gerald Burnett, our Chairman, provided a collateralized guarantee to the Lender, assuring payment of our obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility. Dr. Burnett also provided us with a personal guarantee assuring us a line of credit of $8.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 22, 2011 to March 31, 2012. In connection with the issuance of the Note (see above), on March 29, 2011, we entered into amendments to the revolving credit promissory note and to the security agreement with the Lender to permit the grant of a security interest to the Purchaser of the Note and to allocate specific assets of Avistar solely to secure our obligations under the Note. The revolving line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 0.90% or Prime Rate plus 1.00%. We elected Adjusted LIBOR plus 0.90% or 1.15% at June 30, 2011, and Adjusted LIBOR plus 0.90% or 1.21% at December 31, 2010. We borrowed an additional $1.0 million under the revolving line of credit during the six months ended June 30, 2011, and had a balance of $8.0 million outstanding as of June 30, 2011.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 65% of our common stock as of June 30, 2011. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

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

We recorded a net loss of $4.6 million for the six months ended June 30, 2011, a net income of $4.4 million for fiscal year 2010, and a net loss of $4.0 million for fiscal year 2009.  As of June 30, 2011, our accumulated deficit was $116.3 million.  Our revenue may not increase, or even remain at its current level.  In addition, our operating expenses, which have been reduced recently, may increase as we continue to develop our business and pursue licensing opportunities.  As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional new customers, distribution partners and licensees.  If our revenue does not increase adequately, we may not become profitable.  Due to the volatility of our product and licensing revenue, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis.  If we fail to achieve or to maintain profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available on acceptable terms, could cause our business to suffer.

We may need to arrange for the availability of additional funding in order to meet our future business requirements. We have a revolving credit facility that matures on December 22, 2011, which provides us with a maximum line of credit amount of $8.0 million that was fully drawn as of June 30, 2011. On March 29, 2011, we issued a 4.5% Convertible Subordinated Secured Note in the principal amount of $3.0 million, with a two year term due in 2013, to Gerald Burnett, our Chairman.  If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.  We have in the past, and may in the future, reduce our expenditures by reducing our employee headcount in order to better align our expenditures with our available resources.  Any such reductions may adversely affect our ability to maintain or grow our business.

Any significant changes in our organizational structure, sales, marketing and distribution strategies, licensing efforts and strategic direction, if unsuccessfully implemented, could adversely affect our business and results of operations.

We have experienced significant changes in our management structure and composition in the past.  Simon Moss was appointed as President of our products division in July 2007 and was appointed as our Chief Executive Officer in January 2008 when Gerald Burnett resigned from his position as our Chief Executive Officer.  In January 2009, Bob Habig resigned from the position of Chief Financial Officer and he was replaced in that position by Elias MurrayMetzger, our Corporate Controller.  In July 2009, Simon Moss resigned from his positions as Chief Executive Officer and board member.  Shortly thereafter, Robert Kirk was appointed to replace Simon Moss as our Chief Executive Officer.  In August 2009, Darren Innes resigned from the position of General Manager and Vice President, Global Sales. In May 2011, Anton Rodde resigned from the position of President, Intellectual Property Division although he currently serves as a consultant to the Company.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 54% and 75% of total revenue for the three months ended June 30, 2011 and 2010, respectively, and 54% and 28% of total revenue for the six months ended June 30, 2011 and 2010, respectively. Some of the risks we may encounter in conducting international business activities include the following:

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
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements.

—————————
*  The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of August 2011.

AVISTAR COMMUNICATION CORPORATION

By:	/s/ Robert F. Kirk
Robert F. Kirk
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Elias A. MurrayMetzger
Chief Financial Officer, Chief Administrative Officer and Corporate Secretary
(Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements.

—————————
*  The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.