Form 10-Q
period 2011-09-30
AVISTAR COMMUNICATIONS CORP
filed 2011-11-14
CIK 1111632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

———————— FORM 10-Q ——————————
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________
Commission file number: 000-31121 ——————————
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At October 28, 2011, 39,427,597 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements (unaudited)

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2011 and December 31, 2010
(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$3,235	$1,817
Accounts receivable, net of allowance for doubtful accounts of $10 and $4 at September 30, 2011 and December 31, 2010, respectively	2,579	721
Inventories	22	23
Prepaid expenses and other current assets	577	413
Total current assets	6,413	2,974
Property and equipment, net	136	184
Other assets	53	108
Total assets	$6,602	$3,266

Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
Line of credit	$9,000	$7,000
Accounts payable	555	399
Deferred services revenue and customer deposits	3,863	2,612
Accrued liabilities and other	1,007	1,048
Total current liabilities	14,425	11,059
Long-term liabilities:
Long-term convertible debt	3,000	-
Other long-term liabilities	45	59
Total liabilities	17,470	11,118
Stockholders' equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at September 30, 2011 and December 31, 2010; 41,610,472 and 40,304,235 shares issued
including treasury shares at September 30, 2011 and December 31, 2010, respectively	41	40
Less: treasury common stock, 1,182,875 shares at September 30, 2011 and December 31, 2010, respectively, at cost	(53)	(53)
Additional paid-in-capital	104,917	103,817
Accumulated deficit	(115,773)	(111,656)
Total stockholders' equity (deficit)	(10,868)	(7,852)
Total liabilities and stockholders' equity (deficit)	$6,602	$3,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2011 and 2010
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Revenue:
Product	$2,598	$1,249	$3,474	$1,640
Licensing and sale of patents	469	379	839	14,736
Services, maintenance and support	856	609	2,470	1,659
Total revenue	3,923	2,237	6,783	18,035
Costs and expenses:
Cost of product revenue*	30	131	258	369
Cost of services, maintenance and support revenue*	354	387	960	1,053
Research and development*	1,425	1,579	4,213	5,083
Sales and marketing*	551	739	2,188	2,048
General and administrative*	1,015	1,143	3,137	3,280
Total costs and expenses	3,375	3,979	10,756	11,833
Income (loss) from operations	548	(1,742)	(3,973)	6,202
Other Income (expense), net	(59)	(20)	(144)	(37)
Income (loss) before benefit from income taxes	489	(1,762)	(4,117)	6,165
Benefit from income taxes	(4)	(262)	-	(163)
Net income (loss)	$493	$(1,500)	$(4,117)	$6,328
Net income (loss) per share - basic and diluted	$0.01	$(0.04)	$(0.10)	$0.16
Weighted average shares used in calculating
basic net income (loss) per share	39,404	39,090	39,337	39,040
Weighted average shares used in calculating
diluted net income (loss) per share	41,380	39,090	39,337	39,572

*Including stock-based compensation of:
Cost of products, services, maintenance and support revenue	$10	$15	$37	$31
Research and development	$86	$86	$227	$288
Sales and marketing	$85	$67	$211	$152
General and administrative	$161	$241	$557	$524

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2011 and 2010
(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(unaudited)

Cash Flows from Operating Activities:
Net income (loss)	$(4,117)	$6,328
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	79	181
Compensation on equity awards issued to consultants and employees	1,032	995
Provision for doubtful accounts	6	(4)
Changes in assets and liabilities:
Accounts receivable	(1,864)	(525)
Inventories	1	27
Prepaid expenses and other current assets	(164)	(392)
Other assets	55	(1)
Accounts payable	156	(1)
Other long term liabilities	(14)	(22)
Deferred services revenue and customer deposits	1,251	(845)
Income taxes payable	(6)	57
Accrued liabilities and other	(35)	(304)
Net cash provided by (used in) operating activities	(3,620)	5,494

Cash Flows from Investing Activities:
Purchase of property and equipment	(31)	(229)
Net cash used in investing activities	(31)	(229)

Cash Flows from Financing Activities:
Line of credit payments	-	(11,250)
Proceeds from line of credit	2,000	6,000
Proceeds from convertible debt issuance	3,000	-
Net proceeds from issuance of common stock	69	45
Net cash provided by (used in) financing activities	5,069	(5,205)
Net increase in cash and cash equivalents	1,418	60
Cash and cash equivalents, beginning of period	1,817	294
Cash and cash equivalents, end of period	$3,235	$354

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Business, Basis of Presentation, and Risks and Uncertainties

Business

Avistar Communications Corporation (“Avistar”, the “Company”, “us”, “our”, or “we”) was founded as a Nevada limited partnership in 1993. The Company filed its articles of incorporation in Nevada in December 1997 under the name Avistar Systems Corporation. The Company reincorporated in Delaware in March 2000 and changed its name to Avistar Communications Corporation in April 2000. The operating assets and liabilities of the business were then contributed to the Company’s wholly owned subsidiary, Avistar Systems Corporation (“Avistar Systems”), a Delaware corporation. In July 2001, the Company’s Board of Directors and the Board of Directors of Avistar Systems approved the merger of Avistar Systems with and into Avistar Communications Corporation, with Avistar Communications Corporation being the surviving corporation. The merger was completed in July 2001.   In October 2007, the Company merged Collaboration Properties, Inc., the Company's wholly-owned subsidiary, with and into the Company, with Avistar being the surviving corporation.  Avistar has one wholly-owned subsidiary, Avistar Systems U.K. Limited (“ASUK”).

Basis of Presentation

The unaudited condensed consolidated balance sheet as of September 30, 2011, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 present the consolidated financial position of Avistar and ASUK after the elimination of all intercompany accounts and transactions. The unaudited condensed consolidated balance sheet of Avistar as of December 31, 2010 was derived from audited consolidated financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”), and certain information and footnote disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Because all of the disclosures required by GAAP are not included, as permitted by the rules of the SEC, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. All gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations and have not been material.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products, services and patented technologies are in the early stages of development. Some of the Company’s products and patented technologies utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products and patented technologies, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $115.8 million as of September 30, 2011. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

 The Company’s future liquidity and capital requirements will depend upon numerous factors, including, but not limited to, the Company’s ability to be profitable and sustain profitability or generate positive cash flow from operations, the Company’s cost reduction efforts,  Dr. Burnett’s personal guarantee to Avistar to support an extension of the revolving line of credit through March 31, 2012, the Company’s ability to obtain a renewal of its existing line of credit or a new line of credit with another bank, the costs and timing of its expansion of product development efforts and the success of these development efforts, the costs and timing of its expansion of sales and marketing activities, the extent to which its existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining, enforcing and defending patent claims and other intellectual property rights, the level and timing of revenue, and other factors. If adequate funds are not available on acceptable terms or at all, the Company’s ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original or remaining maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original or remaining maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months.  The Company was not invested in any auction rate securities as of September 30, 2011 and December 31, 2010. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company’s cash equivalents at September 30, 2011 and December 31, 2010 consisted of money market funds with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying balance sheets.

See Note 3 for further information on fair value.

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s revenues for the three and nine months ended September 30, 2011 and 2010. Revenue from these customers as a percentage of total revenue was as follows for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Customer A	65%	12%	44%	*%
Customer B	12%	17%	12%	*%
Customer C	11%	31%	19%	*%
Customer D	*%	30%	*%	*%
Customer E	—	—	—	17%
Customer F	—	—	—	61%

* Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution, or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of September 30, 2011, the Company had cash and cash equivalents on deposit with a major financial institution that were above the Federal Deposit Insurance Corporation (“FDIC”) insured limits. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of September 30, 2011, approximately 95% of the Company’s gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of the total gross accounts receivable. As of December 31, 2010, approximately 74% of the Company’s gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of the total gross accounts receivable. No other customer individually accounted for greater than 10% of total accounts receivable as of September 30, 2011 or December 31, 2010.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, line of credit, and accounts payable at September 30, 2011 and December 31, 2010, approximate fair value because of the short maturity of these instruments.

The convertible debt was stated at cost at September 30, 2011 since there were no unamortized discounts and the Company did not elect to measure the instrument at fair value in accordance with Accounting Standards Codification (“ASC”) 825-10, Financial Instruments.  As of September 30, 2011, the carrying amount of the convertible debt was $3.0 million and the estimated fair value was approximately $4.0 million.  The fair value is estimated as the sum of the present value of future interest and principal payments of the debt based on rates available to the Company for debt with similar terms and remaining maturities, and the fair value of the conversion feature calculated based on the Black-Scholes-Merton valuation model. See Note 8 for further details on the terms of the convertible debt.

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

On September 8, 2008 and on September 9, 2008, the Company entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which the Company agreed to integrate the Company’s bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services, for an initial non-refundable fee of $6.0 million of which $3.0 million, $1.5 million and $1.5 million were paid to the Company in 2008, 2009 and 2010, respectively. The Company determined the value of maintenance based on VSOE and allocated the residual portion of the initial $6.0 million to the integration project. The residual portion was recognized under the percentage of completion method, in accordance with the “Input Method”, and the maintenance revenue is being recognized over the maintenance service period. As the Company believes there are no future deliverables associated with the intellectual property patent licenses, no additional provision for this element has been made.  The integration project was fully completed and delivered as of September 2010, with maintenance support services being the only undelivered element that was recognized as maintenance revenue over the service period through September 2011. The Company recognized approximately $179,000 and $536,000 in maintenance revenue for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, the Company recognized approximately $545,000 in product revenue and $131,000 in service revenue. In addition, under the agreements, IBM has agreed to make future royalty payments to the Company equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold that exceeds a contractual base amount, and maintenance payments received from existing customers, which incorporate the Company’s technology.  No royalty revenue was recognized by the Company for the three and nine months ended September 30, 2011. The agreements have a six year term and are non-cancelable except upon material default by either party.  The agreements convey to IBM a non-exclusive world-wide license to the Company’s patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.

On January 19, 2010, the Company entered into a patent license agreement with Springboard Group S.A.R.L. (“SKYPE”).  Under the agreement, the Company granted to SKYPE for the lives of the patents, a royalty-free, irrevocable, non-exclusive license under certain patents to make, have made (subject to certain limitations), use, import or export, offer to sell, sell, lease, license, or otherwise transfer or distribute certain licensed products.  These granted rights and license include rights for authorized entities and end users of SKYPE to form combinations with other products for certain authorized purposes.  As consideration for the license, the Company received a payment of $3.0 million from SKYPE on January 25, 2010 and recognized $3.0 million as revenue from licensing and sale of patents for the three months ended March 31, 2010 and the nine months ended September 30, 2010.

On January 21, 2010, the Company completed the sale of substantially all of its U.S. patents and patent applications, and related foreign patents and patent applications to Intellectual Ventures Fund 61 LLC (“Intellectual Ventures”) related to an agreement that was entered into on December 18, 2009.    The Company retained royalty rights under its existing patent license agreements, and also obtained a full grant-back royalty-free, irrevocable license to the patent portfolio from Intellectual Ventures to make, use and sell any current and future Avistar product or service covered by the patents sold.  The Company received the purchase price of $11.0 million from Intellectual Ventures on January 21, 2010 and recognized $11.0 million as revenue from licensing and sale of patents for the three months ended March 31, 2010 and the nine months ended September 30, 2010.

On September 20, 2011, the Company entered into a modification of the Original Equipment Manufacturing and License Agreement dated July 31, 2008 (the “Original LifeSize Agreement”) with LifeSize Communications, Inc (“LifeSize”). Under the terms of the Original LifeSize Agreement, LifeSize was required to pay the Company a fixed quarterly minimum license and maintenance fee and based on its quarterly royalty report, an additional fee for units of the licensed products sold by LifeSize in excess of the quarterly minimum quantity and the maintenance sold by LifeSize beyond the first year of use.  In the modification, LifeSize agreed to pay the Company an upfront license and maintenance fee of $3.4 million for (i) up to a certain number of licensed products sold by LifeSize in lieu of the license and maintenance fees and minimum purchase requirements for the remaining term from July 2011 through June 2014 set forth in the Original LifeSize Agreement , (ii) a paid-up license to Avistar’s patents licensed under the original agreement, and (iii) two years of maintenance services commencing on September 20, 2011.  In the event that LifeSize sells more than the quantity of licensed products covered by the upfront fee, LifeSize shall pay the Company for the excess units at a stated unit license and annual maintenance fee.  As of the effective date of the modification of the Original LifeSize Agreement, maintenance service was the only undelivered element, as the licensed products were previously delivered pursuant to the initial terms of the Original LifeSize Agreement. The Company believes there are no future deliverables associated with the intellectual property patent licenses and thus no additional provision has been made.  The Company determined the value of maintenance based on VSOE of fair value and allocated the residual portion of the total $3.4 million proceeds to the license products. Based on the VSOE allocation, the Company recognized $2.5 million in product revenue and $12,500 in maintenance revenue for the three months ended September 30, 2011. The remaining amount of $887,500 allocated to maintenance and support services has been included in deferred revenue and will be recognized over the remaining maintenance and support period. The Company received the license and maintenance fee payment of $3.4 million from LifeSize on September 27, 2011.

On September 22, 2011, the Company entered into a License and OEM Agreement (the “Citrix Agreement”) with Citrix Systems, Inc. (“Citrix”).  Under the agreement, the Company is required to create customized versions of Avistar’s voice and video software products that Citrix will have the rights to commercialize as bundled with Citrix’s products.  Citrix will also have the right to receive support and maintenance services from Avistar in connection with such products. The initial term of the agreement commences on September 22, 2011 and ends four years after Citrix’s commercial release of a Citrix product that includes the Avistar product or technology, and Citrix has the right to renew the agreement for an additional four year term.  Citrix has agreed to pay the Company a $7.7 million initial license fee for the technology deliverables and $1.0 million per year for maintenance and support fees for the initial term of the Citrix Agreement. In the event that Citrix renews the Citrix Agreement for a second four year term, it will pay a $2.0 million renewal fee for the license, and $1.25 million per year for maintenance and support fees.  Under the initial term of the Citrix Agreement, the Company is required to deliver the technology deliverables associated with its products to Citrix in successive phases.  The initial license fee and the first year maintenance and support fee totaling $8.7 million is payable in various installments subject to Citrix’s acceptance of the technology deliverables and refund provisions at each phase, whereby all or part of the previously paid license fee is refundable following a final rejection of the deliverable by Citrix and/or termination of the agreement depending on the project phase. The Company has determined the value of maintenance based on VSOE of fair value and allocated the residual portion of the initial $8.7 million to the development and customization of the technology deliverables. The residual portion is recognizable under the percentage of completion method, in accordance with the “Input Method”, limited to the non-refundable portion of the fee associated with the accepted milestones. The Company did not recognize any revenue related to the Citrix agreement for the three and nine months ended September 30, 2011 as all of the revenue recognition criteria were not met. As of September 30, 2011, a total of $1.95 million in refundable license and service fee was billed to Citrix and recorded as customer deposits in the accompanying condensed consolidated balance sheet for project phases that have been delivered to and accepted by Citrix.

Warranty

The Company accrues the estimated costs of fulfilling the warranty provisions of its contracts over the warranty period, which is typically 90 days. There was no warranty accrual as of September 30, 2011 and December 31, 2010.

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

The effect of recording stock-based compensation for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Stock-based compensation expense by type of award:
Employee stock options	$108	$234	$459	$636
Employee restricted stock units	181	127	430	278
Non-employee stock options	16	—	75	—
Non-employee restricted stock units	26	32	40	46
Employee stock purchase plan	11	16	28	35
Total stock-based compensation	342	409	1,032	995
Tax effect of stock-based compensation	—	—	—	—
Net effect of stock-based compensation on net loss/income	$342	$409	$1,032	$995

Valuation Assumptions for Stock-Based Compensation

The Company estimated the fair value of stock options granted under the 2000 Stock Option Plan, the 2000 Director Stock Option Plan and the 2009 Equity Incentive Plan (the “Stock Plans”), and rights to acquire stock granted under the employee stock purchase plan (“ESPP”) using a Black-Scholes-Merton valuation model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin (“SAB”) No. 107. The following weighted average assumptions and the straight-line attribution approach were used in estimating the fair value of employee stock option grants (excluding options granted in connection with the Exchange Program, as shown below) and ESPP shares for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Employee Stock Option Plan
Expected dividend	—%	—%	—%	—%
Average risk-free interest rate	0.7%	1.3%	1.5%	2.0%
Expected volatility	203%	139%	164%	137%
Expected term (years)	4.2	4.2	4.0	4.3

Employee Stock Purchase Plan
Expected dividend	—%	—%	—%	—%
Average risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Expected volatility	341%	140%	317%	177%
Expected term (months)	6.0	6.0	6.0	6.0

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

Summary of Stock Options

Information regarding stock options outstanding at September 30, 2011 is summarized below (unaudited):

	Number of Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of September 30, 2011
Options outstanding	8,017,599	$0.69	7.51	$1
Options vested and expected to vest	7,749,188	$0.69	7.47	$1
Options exercisable	4,550,047	$0.75	6.79	$—

The pretax intrinsic value of outstanding options is the difference between the closing price of Avistar stock of $0.30 as quoted on the OTC Market, an over-the-counter securities market, on September 30, 2011 and the exercise price, multiplied by the number of in-the-money options. The intrinsic value of options changes based on the fair market value of Avistar stock. As of September 30, 2011, substantially all of the outstanding options had an exercise price equal to or above the closing price of Avistar stock.

In June 2010, the Company completed an offer to exchange certain outstanding options granted to eligible employees (including executive officers) and directors after June 16, 2000 under either the 2000 Stock Option Plan or the 2000 Director Option Plan with an exercise price of $0.68 per share or higher for a new grant of a lesser number of new options under the 2009 Equity Incentive Plan (the “Exchange Program”).  Pursuant to the Exchange Program, options to purchase 6,754,823 shares of the Company’s common stock were canceled on June 15, 2010, and in exchange, new options to purchase 4,438,108 shares of the Company’s common stock were granted with an exercise price per share of $0.55, the closing price of the Company’s common stock as reported on the over-the-counter market on June 15, 2010. The new options have a contractual term of 10 years. A total of 36 employees (including executive officers) and four directors participated in the Exchange Program. Total grant-date fair value of the new options was estimated at approximately $2.1 million, or $0.46 per share. The Exchange Program resulted in a total incremental compensation cost of approximately $46,000 which will be recognized over the vesting periods of the new options in addition to recognizing any remaining unrecognized expense for the stock options surrendered in the exchange. The vesting periods of new options range from two to three years. The total incremental compensation cost was measured based upon the difference between the estimated fair value of the new options on the grant date and the estimated fair value of the surrendered options immediately before the modification, at the individual grant level. The incremental expense recorded in the three and nine months ended September 30, 2011 and 2010 was immaterial.

For the three months ended September 30, 2011 and 2010, the Company granted 10,000 and 7,500 stock options to employees, with an estimated total grant date fair value of approximately $2,000 and $4,000, or $0.22 and $0.47 per share, respectively. For the nine months ended September 30, 2011 and 2010, the Company granted 172,500 and 395,000 (excluding options granted in connection with the Exchange Program) stock options to employees, with an estimated total grant date fair value of approximately $71,000 and $165,000, or $0.41 and $0.42 per share, respectively.

For the nine months ended September 30, 2011, the Company recognized stock-based compensation expense of approximately $65,000 associated with accelerating the vesting and/or extending the exercise period of stock options for certain terminated employees and a non-employee consultant. The amount was measured based upon the difference between the fair value of the vested options immediately before and after the modification.

As of September 30, 2011, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $928,000 before estimated forfeitures and after actual cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations,  the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $212,000 as of September 30, 2011 and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $716,000 after estimated forfeitures and after actual cancellations. This amount will be recognized over an estimated weighted average period of 1.29 years. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

Summary of Restricted Stock Units

Information regarding the restricted stock units outstanding as of September 30, 2011 is summarized below (unaudited):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of September 30, 2011
Restricted stock units outstanding	3,330,000	0.60	$999
Restricted stock units expected to vest	3,303,051	0.60	$991

The intrinsic value of the restricted stock units is calculated as the market value at end of the fiscal period, based on the closing price of Avistar shares as quoted on the OTC Market as of September 30, 2011 of $0.30.

The Company granted 1,230,000 restricted stock units during the nine months ended September 30, 2011. No restricted stock units were granted during the three months ended September 30, 2011. The Company granted 200,000 and 580,000 restricted stock units, respectively, during the three and nine months ended September 30, 2010. A total of 80,000 shares of restricted stock units were vested and released as common stock during the nine months ended September 30, 2011.

As of September 30, 2011, the Company had an unrecognized stock-based compensation balance related to restricted stock units of approximately $533,000, adjusted for estimated forfeitures, which will be recognized over a weighted average period of approximately nine months.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) as of September 30, 2011 and, December 31, 2010 (in thousands):

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Numerator:
Net income (loss) – basic and diluted	$493	$(1,500)	$(4,117)	$6,328

Denominator:
Basic weighted average shares outstanding	39,404	39,090	39,337	39,040
Effect of dilutive securities:
Stock options	—	—	—	27
Restricted stock units	1,976	—	—	505
Diluted weighted average shares outstanding	41,380	39,090	39,337	39,572

Net income (loss) per share – basic	$0.01	$(0.04)	$(0.10)	$0.16
Net income (loss) per share – diluted	$0.01	$(0.04)	$(0.10)	$0.16

Due to a net loss for the three months ended September 30, 2010 and the nine months ended September 30, 2011, basic and diluted net loss per share are equivalent for the periods presented as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to the net loss per share.

The Company excluded the following weighted average shares of stock options and restricted stock units from the computation of diluted net income (loss) per share for the respective periods presented because their effect would have been anti-dilutive (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Number of Weighted Average Shares (in thousands):
Stock options	8,016	8,315	8,122	9,989
Restricted stock units	1,230	2,141	2,668	54

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

Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if based upon the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions according to the provisions of ASC 740.  ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  No material changes have occurred in the Company’s tax positions taken as of December 31, 2010 during the nine months ended September 30, 2011. As of December 31, 2010, the Company had a net deferred tax asset of approximately $25.6 million and unrecognized tax benefit under ASC 740 of approximately $1.0 million.  A valuation allowance has been provided for the entire net deferred tax assets.

The benefit from income taxes was approximately $4,000 for the three months ended September 30, 2011 primarily due to an adjustment to the prior year income tax provision for ASUK.  The benefit from income taxes was approximately $163,000 for the nine months ended September 30, 2010, consisting primarily of $238,000 in tax refund receivable for 2004 federal alternative minimum tax paid, due to a net operating loss carry-back election made under the Workers, Homeownership and Business Assistance Act of 2009, partially offset by estimated state alternative minimum taxes and foreign tax expense for that year. The benefit from income taxes was approximately $262,000 for the three months ended September 30, 2010 primarily attributable to the federal tax refund receivable described above.

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

	Intellectual Property Division	Products Division	Total
Three Months Ended September 30, 2011 (unaudited)
Revenue	$469	$3,454	$3,923
Depreciation expense	—	(24)	(24)
Stock-based compensation	(42)	(300)	(342)
Total costs and expenses	(76)	(3,299)	(3,375)
Other income (expense), net	—	(59)	(59)
Net income (loss)	394	99	493
Assets	723	5,879	6,602
Three Months Ended September 30, 2010 (unaudited)
Revenue	$379	$1,858	$2,237
Depreciation expense	—	68	68
Stock-based compensation	(79)	(330)	(409)
Total costs and expenses	(206)	(3,773)	(3,979)
Other income (expense), net	—	(20)	(20)
Net income (loss)	172	(1,672)	(1,500)
Assets	667	2,292	2,959
Nine Months Ended September 30, 2011 (unaudited)
Revenue	$839	$5,944	$6,783
Depreciation expense	—	(79)	(79)
Stock-based compensation	(190)	(842)	(1,032)
Total costs and expenses	(501)	(10,255)	(10,756)
Other income (expense), net	—	(144)	(144)
Net income (loss)	338	(4,455)	(4,117)
Assets	723	5,879	6,602
Nine Months Ended September 30, 2010 (unaudited)
Revenue	$14,736	$3,299	$18,035
Depreciation expense	—	181	181
Stock-based compensation	(217)	(778)	(995)
Total costs and expenses	(1,131)	(10,702)	(11,833)
Other income (expense), net	—	(37)	(37)
Net income (loss)	13,604	(7,276)	6,328
Assets	667	2,292	2,959

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 25% and 48% of total revenue for the three months ended September 30, 2011 and 2010, respectively, and 37% and 30% of total revenue for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010, international revenue from customers in the United Kingdom accounted for 11% and 31% of total revenue, respectively, and 19% and 10% for the nine months ended September 30, 2011 and 2010, respectively.  The Company had no significant long-lived assets in any country other than in the United States for any period presented.

8. Borrowings

Line of Credit

On December 20, 2010, the Company renewed and amended its revolving credit promissory note with a financial institution (the “Lender”) to extend the maturity date of the facility by one year to December 22, 2011 at a maximum revolving line of credit amount of $8.0 million. The maximum facility amount was increased to $9.0 million in August 2011 for the remainder of the period through the maturity date. The security agreement between the Company and the Lender granted the Lender a security interest in and right of setoff against substantially all of the Company’s assets, tangible and intangible. The revolving credit facility is subject to annual renewal with the consent of the Company and the Lender.   Gerald Burnett, the Company’s Chairman, provided a collateralized guarantee to the financial institution, assuring payment of the Company’s obligations under the agreement and as a consequence, there are no restrictive covenants, allowing the Company greater access to the full amount of the facility. Dr. Burnett also provided a personal guarantee to the Company assuring the Company a line of credit of $8.0 million with the same terms and mechanism as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 22, 2011 to March 31, 2012. In connection with the issuance of the 4.5% Convertible Subordinated Secured Note due 2013, or the Note (as defined below), on March 29, 2011, the Company entered into amendments to the revolving credit promissory note and to the security agreement with the Lender to permit the grant of a security interest to the Purchaser of the Note and to allocate specific assets of the Company solely to secure the Company’s obligations under the Note.

The revolving line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 0.90% or Prime Rate plus 1.00%. The Company elected Adjusted LIBOR plus 0.90% or 1.15% at September 30, 2011, and Adjusted LIBOR plus 0.90% or 1.21% at December 31, 2010. The Company borrowed an additional $2.0 million under the revolving line of credit during the nine month period ended September 30, 2011, and had a balance of $9.0 million outstanding as of September 30, 2011.

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

9. Commitments and Contingencies

Facilities Leases

The Company leases its facilities under operating leases that expire at various dates through March 2017, and has subleased some of its operating facilities to third parties.  The future minimum lease commitments under all facility leases as of September 30, 2011, net of sublease proceeds, are as follows (in thousands):

	Minimum Lease Payments	Sublease Proceeds	Net
	(unaudited)	(unaudited)	(unaudited)
Three Months Ending December 31,
2011	$327	$(118)	$209
Years Ending December 31,
2012	560	(341)	219
2013	311	(296)	15
2014	311	(296)	15
2015	311	(301)	10
Thereafter	388	(397)	(9)
Total future minimum lease payments	$2,208	$(1,749)	$459

Software Indemnifications

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally limited to the cost of products purchased per customer, but may be material when customer purchases since inception are considered in aggregate. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2011.

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

11. Subsequent Events

The Company has evaluated subsequent events and has concluded that no subsequent events have occurred since the quarter ended September 30, 2011 that required additional disclosure in the condensed consolidated financial statements.

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

Financial Highlights

•
Total revenue for the quarter ended September 30, 2011 was $3.9 million, as compared to $2.2 million in the same quarter of 2010, reflecting continuing improvement in Product division (product and services, maintenance and support) revenues.  Total revenue for the nine months ended September 30, 2011, was $6.8 million as compared to $18.0 million in the same period of 2010. The difference primarily reflects the recognition of the license and sale of patents for $14.0 million during the nine months ended September 30, 2010.

•
Product division revenue of $3.5 million and $5.9 million during the three and nine months ended September 30, 2011 compared favorably to Product division revenue of $1.9 million and $3.3 million during the three and nine months ended September 30, 2010, primarily attributable to recognition of $2.5 million in software product revenue related to the upfront license and maintenance fee received from LifeSize pursuant to the contract modification in September 2011. The improvements also resulted from the Company’s continued investment in original equipment product development and key go-to-market growth strategies.

•
Operating expenses (research and development, sales and marketing, and general and administrative) were $3.0 million for the third quarter of 2011, as compared to $3.5 million for the same quarter in 2010. Operating expenses (research and development, sales and marketing, and general and administrative) were $9.5 million for the nine months ended September 30, 2011, as compared to $10.4 million for the same period in 2010.  The reduction in expenses was attributable to reduced spending in various areas as the Company worked to achieve profitability. Additionally, operating expenses for the nine months ended September 30, 2010 were also higher due to expenses such as bonuses paid to our employees in our Intellectual Property Division related to patent license and sales activities.

•
Net income in the third quarter of 2011 was $493,000, or $0.01 per basic and diluted share, as compared to a net loss of $1.5 million, or $0.04 per basic and diluted share, in the third quarter of 2010.  Net loss during the nine months ended September 30, 2011 was $4.1 million, or $0.10 per basic and diluted shares, as compared to a net income of $6.3 million, or $0.16 per basic and diluted share during the nine months ended September 30, 2010.

•
Cash and cash equivalents balance as of September 30, 2011 was $3.2 million. Cash used in operations during the nine months ended September 30, 2011 was $3.6 million, compared to cash generated from operations of $5.5 million for the nine months ended September 30, 2010 which the latter was primarily derived from the proceeds from sale and licensing of patents in 2010.

•
Total debt balance was $12.0 million as of September 30, 2011, compared to $7.0 million as of December 31, 2010, due primarily to the issuance of a 4.5% Convertible Subordinated Note due 2013 in the principal amount of $3.0 million in March 2011, and the borrowing of an additional $2.0 million under the revolving line of credit during the nine months ended September 30, 2011.

Intellectual Property

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of September 30, 2011, we held 1 issued U.S. patent and 1 issued Canadian patent, as well as 20 U.S. patent applications and 1 European patent application. We continue an active program to strategically grow and protect our intellectual property portfolio, primarily through the filing of patent applications, and to generate licensing revenue through our royalty rights under existing patent license agreements as well as new licensing or sale of our existing and future patent portfolio and patent applications.

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

Management believes that there have been no significant changes to our critical accounting policies during the three and nine months ended September 30, 2011 from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Product	66%	56%	51%	9%
Licensing and sale of patents	12	17	12	82
Services, maintenance and support	22	27	37	9
Total revenue	100	100	100	100
Costs and Expenses:
Cost of product revenues	1	6	4	2
Cost of services, maintenance and support revenues	9	17	14	6
Research and development	36	71	62	28
Sales and marketing	14	33	33	12
General and administrative	26	51	46	18
Total costs and expenses	86	178	159	66
Income (loss) from operations	14	(78)	(59)	34
Other income (expense), net	(1)	(1)	(2)	—
Income (loss) before benefit from income taxes	13	(79)	(61)	34
Benefit from income taxes	—	(12)	—	(1)
Net income (loss)	13%	(67)%	(61)%	35%

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenue

Total revenue increased by $1.7 million or 75%, to $3.9 million for the three month period ended September 30, 2011, from $2.2 million for the three months ended September 30, 2010, due to the increase in product, licensing and sale of patents, and service, maintenance and support revenue.

•
Product revenue increased by $1.3 million or 108%, to $2.6 million for the three month period ended September 30, 2011 from $1.2 million for the three months ended September 30, 2010. The increase was primarily due to recognition of $2.5 million in software product revenue related to the upfront license and maintenance fee received from LifeSize pursuant to the modification of the Original LifeSize Agreement in September 2011.

•
Licensing and patent sale revenue, relating to the licensing and sale of our patent portfolio, increased by $90,000 or 24%, to $469,000 for the three month period ended September 30, 2011 from $379,000 for the three months ended September 30, 2010.  This was primarily due to an increase in estimated royalty revenue from Sony.

•
Services, maintenance and support revenue, which includes software implementation and enhancement, maintenance and support, increased by $247,000 or 41%, to $856,000 for the three months ended September 30, 2011, from $609,000 for the three months ended September 30, 2010. This was primarily due to an increase in revenue from maintenance contracts with existing customers in the quarter ended September 30, 2011.

For the three months ended September 30, 2011, revenue from three customers accounted for 88% of total revenue compared to four customers and 90% of total revenue for the three months ended September 30, 2010. No other customer accounted for greater than 10% of total revenue in either period.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and expenses

Cost of product revenue. Cost of product revenue decreased by $101,000 or 77%, to $30,000 for the three months ended September 30, 2011 from $131,000 for the three months ended September 30, 2010, mainly attributable to a decrease in personnel related expenses resulting from employee headcount reduction and a decrease in third party vendor software license fees.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue decreased by $33,000 or 9%, to $354,000 for the three months ended September 30, 2011, from $387,000 for the three months ended September 30, 2010, primarily due to a decrease in software implementation and enhancement services for customers, partially offset by an increase in support and service personnel headcount.

Research and development. Research and development expenses decreased by $154,000 or 10%, to $1.4 million for the three months ended September 30, 2011 from $1.6 million for the three months ended September 30, 2010. The decrease was primarily due to a decrease in employee headcount, partially offset by a net increase in deployment of external labor and a lower allocation of engineering employee and external labor expenses to cost of services, maintenance and support revenue associated with software implementation and enhancement services.

Sales and marketing. Sales and marketing expenses decreased by $188,000 or 25%, to $551,000 for the three months ended September 30, 2011, from $739,000 for the three months ended September 30, 2010, primarily due to a decrease in personnel expense resulting from headcount reduction and a decrease in marketing expenses.

General and administrative. General and administrative expenses decreased by $128,000 or 11% to $1.0 million for the three months ended September 30, 2011, from $1.1 million for the same period in 2010, mainly due to a decrease in stock-based compensation expense and a decrease in patent related legal fees and expense.

Other income (expense), net

Other income (expense), net increased by $39,000, or 195%, to a net expense of $59,000 for the three months ended September 30, 2011, from a net expense of $20,000 for the three months ended September 30, 2010, primarily due to an increase in interest expense as a result of a higher average debt balance on the line of credit and the issuance of the 4.5% Convertible Subordinated Note due 2013 in 2011.

Benefit from income taxes

The benefit from income taxes of $4,000 for the three months ended September 30, 2011 was primarily due to an adjustment to the prior year income tax provision for ASUK.  The benefit from income taxes was $262,000 for the three months ended September 30, 2010 primarily attributable to the tax refund receivable for the 2004 federal alternative minimum tax of $238,000 pursuant to the net operating loss carry-back election under the Worker, Homeownership and Business Assistance Act legislation.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenue

Total revenue decreased by $11.3 million or 62%, to $6.8 million for the nine month period ended September 30, 2011, from $18.0 million for the nine months ended September 30, 2010, primarily due to the decrease in revenue from licensing and sale of patents, partially offset by an increase in product, services, maintenance and support revenues.

•
Product revenue increased by $1.8 million or 112%, to $3.5 million for the nine month period ended September 30, 2011 from $1.6 million for the nine months ended September 30, 2010. The increase was primarily due to recognition of $2.5 million in software product revenue related to the upfront license and maintenance fee received from LifeSize pursuant to the modification of the Original LifeSize Agreement in September 2011.

•
Licensing and patent sale revenue, relating to the licensing and sale of our patent portfolio, decreased by $13.9 million or 94%, to $839,000 for the nine month period ended September 30, 2011 from $14.7 million for the nine months ended September 30, 2010.  This was due to the sale of substantially all of our patents to Intellectual Ventures for $11.0 million and licensing revenue from SKYPE in the amount of $3.0 million during the nine months ended September 30, 2010, with no comparable patent licensing and sale activities during the nine months ended September 30, 2011.

•
Services, maintenance and support revenue, which includes software implementation and enhancement, maintenance and support, increased by $811,000 or 49%, to $2.5 million for the nine months ended September 30, 2011, from $1.7 million for the nine months ended September 30, 2010. This was primarily due to an increase in revenue from maintenance contracts with existing customers during the nine months ended September 30, 2011.

For the nine months ended September 30, 2011, revenue from three customers accounted for 75% of total revenue compared to two customers and 78% for the nine months ended September 30, 2010. No other customer accounted for greater than 10% of total revenue in either period.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and expenses

Cost of product revenues. Cost of product revenues decreased by $111,000 or 30%, to $258,000 for the nine months ended September 30, 2011, from $369,000 for the nine months ended September 30, 2010.  The decrease was mainly attributable to a decrease in obsolete inventory write-off, a decrease in third party vendor software license fees and an employee headcount reduction.

Cost of services, maintenance and support revenues. Cost of services, maintenance and support revenues decreased by $93,000 or 9%, to $960,000 for the nine months ended September 30, 2011, from $1.1 million for the nine months ended September 30, 2010, primarily due to a decrease in software implementation and enhancement services for customers and a lower deployment of external labor, partially offset by an increase in support and service personnel headcount.

Research and development. Research and development expenses decreased by $870,000 or 17%, to $4.2 million for the nine months ended September 30, 2011, from $5.1 million for the nine months ended September 30, 2010.  The decrease was primarily due to the bonus payout to employees of our Intellectual Property division totaling $470,000 as a result of the completion of the sale of substantially all of our patents to Intellectual Ventures during the first quarter of 2010, with no comparable expenses in 2011. The decrease was also due to a lower personnel related expense resulting from employee headcount reduction and a lower deployment of external labor for the nine months ended September 30, 2011.

Sales and marketing. Sales and marketing expenses increased by $140,000 or 7%, to $2.2 million for the nine months ended September 30, 2011, from $2.0 million for the nine months ended September 30, 2010, primarily due to an increase in marketing activities, severance pay for terminated employees and an increase in stock-based compensation expense.

General and administrative. General and administrative expenses decreased by $143,000 or 4%, to $3.1 million for the nine months ended September 30, 2011, from $3.3 million for the nine months ended September 30, 2010, primarily due to a decrease in patent related legal fees and expenses.

Other income (expense), net

Other income (expense), net increased by $107,000 or 289%, to a net expense of $144,000 for the nine months ended September 30, 2011, from a net expense of $37,000 for the nine months ended September 30, 2010, primarily due to an increase in interest expense as a result of a higher average debt balance on the line of credit and the issuance of the 4.5% Convertible Subordinated Note due 2013 in 2011.

Benefit from income taxes

The  net income taxes expense for the nine months ended September 30, 2011 was negligible as the provision for foreign income taxes for the nine months ended September 30, 2011 was offset by an adjustment for the over-provision of prior year foreign tax expense.  The benefit from income taxes of $163,000 for the nine months ended September 30, 2010 was primarily due to the tax refund receivable for the 2004 federal alternative minimum tax of $238,000 pursuant to the net operating loss carry-back election under the Worker, Homeownership and Business Assistance Act legislation, partially offset by the estimated state alternative minimum taxes and foreign tax expense for 2010.

Liquidity and Capital Resources

We historically funded our operations with revenues generated from our products, services and patents, line of credit, proceeds from patent litigation settlements, public and private equity and debt financing.

We had cash and cash equivalents of approximately $3.2 million and $1.8 million as of September 30, 2011 and December 31, 2010, respectively. For the nine months ended September 30, 2011, we had a net increase in cash and cash equivalents of $1.4 million. The net cash used in operations of $3.6 million for the nine months ended September 30, 2011 resulted primarily from the net loss of $4.1 million, an increase in accounts receivable of $1.9 million, an increase in prepaid expense and other current assets of $164,000, partially offset by an increase in accounts payable of $156,000, an adjustment for non cash stock based compensation expense of $1.0 million, and an increase in deferred services revenue and customer deposits of $1.3 million.  The net cash provided by financing activities of $5.1 million for the nine months ended September 30, 2011 related primarily to $2.0 million of borrowings on our line of credit, and $3.0 million in proceeds from the issuance of a convertible note.

At September 30, 2011, we had approximately $459,000 in minimum commitments under non-cancelable operating leases net of sublease proceeds related to our office space facilities in California and New York.

As of September 30, 2011, we had no material off-balance sheet arrangements, other than the operating lease described above.   We enter into indemnification provisions under agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of September 30, 2011, we have not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and therefore, we have no liabilities recorded for these agreements as of September 30, 2011.

On March 29, 2011, we sold a 4.5% Convertible Subordinated Secured Note due 2013 in the principal amount of $3,000,000 (the “Note”). The Note was sold pursuant to a Convertible Note Purchase Agreement, dated as of March 29, 2011 (the “Purchase Agreement”), among us and our director Gerald Burnett (the “Purchaser”).  Our obligations under the Note are secured by the grant of a security interest in substantially all of our tangible and intangible assets pursuant to a Security Agreement among us and the Purchaser dated as of March 29, 2011.   The Note has a two year term and will be due on March 29, 2013.  The Note may not be prepaid or redeemed prior to maturity.  In the event certain circumstances as described in the Purchase Agreement occur prior to March 29, 2012, we have the option, at our sole discretion, to prepay the Note without the consent of the Purchaser.  The pre-payment fee would be $50,000 for every one million dollars that is pre-paid.  Interest on the Note will accrue at the rate of 4.5% per annum and will be payable semi-annually in arrears on March 29 and September 29 of each year, commencing on September 29, 2011.  From the one year anniversary of the issuance of the Note until maturity, the holder of the Note will be entitled to convert the Note into shares of our common stock at an initial conversion price per share of $0.70.  The Company paid a total amount of $67,500 in interest during the nine months ended September 30, 2011.

On December 20, 2010, we renewed and amended our revolving credit promissory note with a financial institution (the “Lender”) to extend the maturity date of the facility by one year to December 22, 2011 at a maximum revolving line of credit amount of $8.0 million. The maximum facility amount was increased to $9.0 million in August 2011 for the remainder of the period through the maturity date. Our Security Agreement with the Lender granted the Lender a security interest in and right of setoff against substantially all of our assets, tangible and intangible. The revolving credit facility is subject to annual renewal with the consent of Avistar and the Lender.  Gerald Burnett, our Chairman, provided a collateralized guarantee to the Lender, assuring payment of our obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility. Dr. Burnett also provided us with a personal guarantee assuring us a line of credit of $8.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason during the period from its termination on December 22, 2011 to March 31, 2012. In connection with the issuance of the Note (see above), on March 29, 2011, we entered into amendments to the revolving credit promissory note and to the security agreement with the Lender to permit the grant of a security interest to the Purchaser of the Note and to allocate specific assets of Avistar solely to secure our obligations under the Note. The revolving line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 0.90% or Prime Rate plus 1.00%. We elected Adjusted LIBOR plus 0.90% or 1.15% at September 30, 2011, and Adjusted LIBOR plus 0.90% or 1.21% at December 31, 2010. We borrowed an additional $2.0 million under the revolving line of credit during the nine months ended September 30, 2011, and had a balance of $9.0 million outstanding as of September 30, 2011.

On September 20, 2011, we entered into a modification of the Original Equipment Manufacturing and License Agreement dated July 31, 2008 (the “Original LifeSize Agreement”) with LifeSize Communications, Inc (“LifeSize”). Under the terms of the Original LifeSize Agreement, LifeSize was required to pay us a fixed quarterly minimum license and maintenance fee and based on its quarterly royalty report, an additional fee for units of the licensed products sold by LifeSize in excess of the quarterly minimum quantity and for the maintenance sold by LifeSize beyond the first year of use.  In the modification, LifeSize agreed to pay us an upfront license and maintenance fee of $3.4 million for (i) up to a certain number of licensed products sold by LifeSize in lieu of the license and maintenance fees and minimum purchase requirements for the remaining term from July 2011 through June 2014 set forth in the Original LifeSize Agreement, (ii) a paid-up license to Avistar’s patents licensed under the original agreement, and (iii) two years of maintenance services commencing on September 20, 2011.  In the event that LifeSize sells more than the quantity of licensed products covered by the upfront fee, LifeSize shall pay us for the excess units at a stated unit license and annual maintenance fee.  As of the effective date of the modification of the Original LifeSize Agreement, maintenance service was the only undelivered element, as the licensed products were previously delivered pursuant to the initial terms of the Original LifeSize Agreement.  We believe there are no future deliverables associated with the intellectual property patent licenses and thus no additional provision has been made.  We determined the value of maintenance based on VSOE of fair value and allocated the residual portion of the total $3.4 million proceeds to the license products.  Based on the VSOE allocation, we recognized $2.5 million in product revenue and $12,500 in maintenance revenue for the three months ended September 30, 2011. The remaining amount of $887,500 allocated to maintenance and support services has been included in deferred revenue and will be recognized over the remaining maintenance and support period. We received the license and maintenance fee payment of $3.4 million from LifeSize on September 27, 2011.

On September 22, 2011, we entered into a License and OEM Agreement (the “Citrix Agreement”) with Citrix Systems, Inc. (“Citrix”).  Under the agreement, we are required to create customized versions of Avistar’s voice and video software products that Citrix will have the rights to commercialize as bundled with Citrix’s products.  Citrix will also have the right to receive support and maintenance services from Avistar in connection with such products. The initial term of the agreement commences on September 22, 2011 and ends four years after Citrix’s commercial release of a Citrix product that includes the Avistar product or technology, and Citrix has the right to renew the agreement for an additional four year term.  Citrix has agreed to pay us a $7.7 million initial license fee for the technology deliverables and $1.0 million per year for maintenance and support fees for the initial term of the Citrix Agreement. In the event that Citrix renews the Citrix Agreement for a second four year term, it will pay a $2.0 million renewal fee for the license, and $1.25 million per year for maintenance and support fees.  Under the initial term of the Citrix Agreement, we are required to deliver the technology deliverables associated with our products to Citrix in successive phases.  The initial license fee and the first year maintenance and support fee totaling $8.7 million is payable in various installments subject to Citrix’s acceptance of the technology deliverables and refund provisions at each phase, whereby all or part of the previously paid license fee is refundable following a final rejection of the deliverable by Citrix and/or termination of the agreement depending on the project phase.  We have determined the value of maintenance based on VSOE of fair value and allocated the residual portion of the initial $8.7 million to the development and customization of the technology deliverables. The residual portion is recognizable under the percentage of completion method, in accordance with the “Input Method”, limited to the non-refundable portion of the fee associated with the accepted milestones. We did not recognize any revenue related to the Citrix agreement for the three and nine months ended September 30, 2011 as all of the revenue recognition criteria were not met. As of September 30, 2011, a total of $1.95 million in refundable license and service fee was billed to Citrix and recorded as customer deposits in the accompanying condensed consolidated balance sheet for project phases that have been delivered to and accepted by Citrix.

Based on the proceeds we received from issuance of the Note, the results of our ongoing revenue generation and cost reduction efforts, the availability of the revolving credit facility with a financial institution, and Dr. Burnett’s personal guarantee of a line of credit, we believe that there will be sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of product, licensing and service revenue, the maintenance of our cost control measures structured to align operations with predictable revenues, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales, partnering and marketing activities, the extent to which our existing and new products gain market acceptance, and competing technological and market developments, all of which may impact our ability to achieve and maintain profitability or generate positive cash flows.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 65% of our common stock as of September 30, 2011. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

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

We recorded a net loss of $4.1 million for the nine months ended September 30, 2011, a net income of $4.4 million for fiscal year 2010, and a net loss of $4.0 million for fiscal year 2009.  As of September 30, 2011, our accumulated deficit was $115.8 million.  Our revenue may not increase, or even remain at its current level.  In addition, our operating expenses, which have been reduced recently, may increase as we continue to develop our business and pursue licensing opportunities.  As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional new customers, distribution partners and licensees.  If our revenue does not increase adequately, we may not become profitable.  Due to the volatility of our product and licensing revenue, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis.  If we fail to achieve or to maintain profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available on acceptable terms, could cause our business to suffer.

We may need to arrange for the availability of additional funding in order to meet our future business requirements. We have a revolving credit facility that matures on December 22, 2011, which provides us with a maximum line of credit amount of $9.0 million that was fully drawn as of September 30, 2011. On March 29, 2011, we issued a 4.5% Convertible Subordinated Secured Note in the principal amount of $3.0 million, with a two year term due in 2013, to Gerald Burnett, our Chairman.  If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.  We have in the past, and may in the future, reduce our expenditures by reducing our employee headcount in order to better align our expenditures with our available resources.  Any such reductions may adversely affect our ability to maintain or grow our business.

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

We have generally experienced a product sales cycle of four to twelve months for new customers or large follow-on orders from existing customers through direct sales.   This sales cycle is due to the time needed to educate customers about the uses and benefits of our system, and the time needed to process the investment decisions that our prospective customers must make when they decide to buy our system. Many of our prospective customers have neither budgeted expenses for networked video communications systems, nor for personnel specifically dedicated to the procurement, installation or support of these systems. As a result, our customers spend a substantial amount of time before purchasing our system in performing internal reviews and obtaining capital expenditure approvals. Economic conditions over the last several years have contributed to additional deliberation and an associated delay in the sales cycle.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 25% and 48% of total revenue for the three months ended September 30, 2011 and 2010, respectively, and 37% and 30% of total revenue for the nine months ended September 30, 2011 and 2010, respectively. Some of the risks we may encounter in conducting international business activities include the following:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.    Removed and Reserved

Item 5.    Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit Number	Description

10.1	Fifth Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JP Morgan Chase Bank, N.A. dated August 24, 2011.
10.2	Reaffirmation of Guaranty issued by Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated August 24, 2011.
10.3†	Original Equipment Manufacturing and License Agreement between LifeSize Communications, Inc and Avistar Communications Corporation dated July 31, 2008
10.3.1†	Modification#1 to Original Equipment Manufacturing and License Agreement dated July 31, 2008 between LifeSize Communications, Inc, and Avistar Communications Corporation dated March 15, 2011.
10.3.2
Modification #2 to Original Equipment Manufacturing and License Agreement dated July 31, 2008 between Logitech Inc as assignee of LifeSize Communications, Inc, and Avistar Communications Corporation dated September 20, 2011

10.4†	License and OEM Agreement dated September 22, 2011 by and between Citrix Systems, Inc, and Avistar Communications Corporation.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements.

————————
† Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

*  The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November 2011.

AVISTAR COMMUNICATIONS CORPORATION

By:	/s/Robert F. Kirk
Robert F. Kirk
Chief Executive Officer
(Principal Executive Officer)

By:	/s/Elias A. MurrayMetzger
Elias A. MurrayMetzger
Chief Financial Officer, Chief Administrative Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Fifth Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JP Morgan Chase Bank, N.A. dated August 24, 2011.
10.2	Reaffirmation of Guaranty issued by Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated August 24, 2011.
10.3†	Original Equipment Manufacturing and License Agreement between LifeSize Communications, Inc and Avistar Communications Corporation dated July 31, 2008
10.3.1†	Modification#1 to Original Equipment Manufacturing and License Agreement dated July 31, 2008 between LifeSize Communications, Inc, and Avistar Communications Corporation dated March 15, 2011.
10.3.2
Modification #2 to Original Equipment Manufacturing and License Agreement dated July 31, 2008 between Logitech Inc as assignee of LifeSize Communications, Inc, and Avistar Communications Corporation dated September 20, 2011.

10.4†	License and OEM Agreement dated September 22, 2011 by and between Citrix Systems, Inc, and Avistar Communications Corporation.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to Condensed Consolidated Financial Statements.

—————————
† Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

* The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.