Form 10-K
period 2011-12-31
AVISTAR COMMUNICATIONS CORP
filed 2012-03-23
CIK 1111632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K
—————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                        .

Commission File Number: 000-31121
———————————
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

Title of each class
Common Stock, $0.001 par value
—————————

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
    Indicate by check mark if the registrant is not required to file the reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                                                  Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)          Smaller reporting company ☒
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
    Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.20 per share for shares of the Registrant’s Common Stock on June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter as reported by the OTC Market) was $2,920,447. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The Registrant’s Common Stock is currently quoted and traded on the OTC Market, an over-the-counter securities market.
    As of March 3, 2012, the registrant had outstanding 40,859,976 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference into Part III of this Annual Report on Form 10-K specific portions of its Proxy Statement for its 2012 Annual Meeting of Stockholders.

AVISTAR COMMUNICATIONS CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2011

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

We have three go-to-market strategies. Product and Technology Sales involves direct and channel sales of video and unified communications and collaboration solutions and associated support services to customers in the Global 5000. Partner and Technology Licensing involves co-marketing, sales and development, embedding, integration and interoperability to enterprises. IP Licensing involves the prosecution, maintenance, support and generation of licensing revenue through either license or sale of the intellectual property that we have developed, some of which is used in our products.

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

Avistar made it smarter

When we started in 1993, a relative handful of companies delivered desktop videoconferencing solutions.  The promise of visual communications was obvious, but at the time these companies delivered solutions that were expensive, inconvenient, and unreliable. Avistar has invested over a million man-hours to deliver what organizations need: a desktop videoconferencing experience that is reliable, easy to use, economical, and looks great. Under the hood, we took what we believe was a smarter approach: software-only technology combined with the most efficient bandwidth management techniques that we refined over years of experience through solving the challenges of delivering high quality video to and from large numbers of desktops across an organization and over business critical networks. And our results are visible – a superior desktop videoconferencing experience that gets used more fully throughout the enterprise than any other videoconferencing offerings.

Leading Unified Communications (UC) providers easily integrate Avistar technology

Our customers, across many industries, need the interoperability, scalability, and bandwidth / policy management that are built into Avistar videoconferencing. Our partners, who include some of the world’s leading technology firms, integrate or resell Avistar videoconferencing with their own software applications. Technology leaders like IBM, Logitech, and LifeSize deploy our solutions within theirs to offer their customers video-enabled applications and business processes. Because we license Avistar videoconferencing to them as components, they are able to quickly integrate our flexible, cost-effective, high-definition videoconferencing with their own solutions.

Our product line is logically organized to meet the needs of a variety of organizations, big and small, including financial institutions, manufacturers, original equipment manufacturers (OEMs) or resellers. End users and enterprise customers prefer the option of just paying for the capabilities they require.  We have built a platform that enables such choices. In addition, information technology (IT) groups want to understand the optional capabilities which we provide like multiparty calling and how they work in heterogeneous environments, to ensure that end users will use the infrastructure efficiently and productively.

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

Videoconferencing is all about the end user, the individual who wants to click on a name or photo from their contact list, and be connected immediately, no matter if the other person is around the globe or behind the firewall of another company. The end user wants to be able to single-click to add more people and wants to see and hear everyone with no jitters and shaking. We solve the underlying challenges to make the people in that global conversation forget that they are running multiparty, interoperable visual communications. Since our solutions are also available as components, our technology partners and OEMs can easily add the richest video experience available to their software offerings, boosting their market appeal.

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

Our system has the following key features necessary to make integrated video collaboration effective, scalable and economical:

•
All Software Solution. Our client and server solutions are delivered using all software components requiring no proprietary hardware. This allows our clients to reuse excess desktop and server capacity in addition to right-sizing their purchases. This means that Avistar clients can scale their Avistar solution as demand scales, unlike Avistar “hardware based” competitors who force their clients to pay ahead of demand.

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

On December 18, 2009, we entered into a definitive agreement to sell substantially all of our patent portfolio and associated patent applications to Intellectual Ventures Fund 61 LLC (“Intellectual Ventures”), pending the fulfillment of certain requirements for closing. On January 19, 2010, and prior to completing the Intellectual Ventures transaction, we concluded an agreement with Springboard Group S.A.R.L. (“SKYPE”) granting to SKYPE a non-exclusive license to Avistar’s patent portfolio under Avistar’s standard terms and conditions. Then on January 21, 2010, we completed and closed the patent purchase transaction with Intellectual Ventures referenced above. As a result, associated rights, obligations, risks and costs for the sold patents and patent applications, including the patents in reexamination related to Microsoft petitions, are now the responsibility of Intellectual Ventures. As part of the transaction with Intellectual Ventures, we received a license-back to the transferred patents and patent applications for our current and future products covered by the portfolio and also retained the right to receive any continuing royalty income from existing patent licenses.

We continue an active program to grow, license, and protect our intellectual property portfolio, primarily through the filing of patent applications. As of December 31, 2011, we held 1 issued U.S. patent and 1 issued Canadian patent, as well as 20 U.S. patent applications and 1 European patent application.

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

Financial information regarding these segments is provided in Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.  Financial information relating to revenues and other operating income, net loss, operating expenses and total assets for the three years ended December 31, 2011, can be found in our Consolidated Financial Statements attached hereto.

Customers

Video Communications Products

We have licensed our video communications products and technologies to end users across a wide variety of industries worldwide, directly or indirectly through our technology partners, with those deployments ranging in size from 30 to 35,000 users.  Because many of our customers operate on a decentralized basis, decisions to purchase our systems are often made independently by individual business units. As such, a single company may represent several separate accounts, and multiple customer sites may relate to the same company.

For the year ended December 31, 2011, LifeSize Communications, Deutsche Bank AG, and Sony and its affiliates accounted for 39%, 22%, and 15% of our total revenues, respectively.  For the year ended December 31, 2010, Intellectual Ventures, SKYPE, and Deutsche Bank AG and its affiliates accounted for 56%, 15%, and 12% of our total revenues, respectively.  For the year ended December 31, 2009, IBM, City Information Services, and Deutsche Bank AG and its affiliates accounted for 35%, 19% and 14% of our total revenues, respectively. No other customer accounted for more than 10% of our total revenues in 2011, 2010 or 2009. The level of sales to any customer may vary from quarter to quarter, and while we continue to expand our indirect sales channel, we expect that significant customer concentration will continue for the foreseeable future. The loss of, or a decrease in the level of sales to, or a change in the ordering pattern of, any one of these customers could have a material adverse impact on our financial condition or results of operations. The nature and general terms of our product, maintenance and service sales/offerings, as well as the material terms of our agreements with LifeSize Communications, Intellectual Ventures, SKYPE, IBM and Sony Corporation, are described in Note 2 to our consolidated financial statements under “Revenue Recognition and Deferred Revenue” included in this Annual Report on Form 10-K.  The material terms of our arrangements with Deutsche Bank and City Information Services were consistent with the general terms and conditions of our standard product, maintenance and service sales/ offerings to our customers.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia comprised 40%, 33%, and 44% of total revenue for 2011, 2010, and 2009, respectively. For 2011, 2010, and 2009, revenue to customers in the United Kingdom accounted for 22%, 12%, and 34% of total revenue, respectively.

Licensing Activities

We derived approximately 15% or $1.2 million, 77% or $15.1 million, and 10% or $853,000, of our annual revenue in 2011, 2010, and 2009, respectively, by licensing or selling our broad portfolio of patents to third parties covering video and rich media collaboration technologies, networked real-time text and non-text communications and desktop workstation echo cancellation. Our licensing revenue in 2011 and 2009 was primarily royalties generated from licenses granted to Sony Corporation and its subsidiaries. Our licensing revenue in 2010 was primarily generated by the sale of substantially all of our patents to Intellectual Ventures for a one-time cash payment of $11.0 million and the licensing of our patents to SKYPE for an upfront license fee of $3.0 million in January 2010.

Sales and Marketing

Direct Sales. We have a direct sales force in the United States that has direct responsibility for selling and account management of our technology at customer sites worldwide.

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

Research and Development

We believe that strong system development capabilities are essential to our strategy. Our research and development efforts focus on enhancing our core technology, developing additional applications, addressing emerging technologies, standards and protocols, and engaging in patent generation activities. Our system development team consists of engineers and software developers with experience in video and data networking, voice communications, video and data compression, email, collaboration and Internet technologies. We believe that our diverse technical expertise contributes to the highly integrated functionality of our system. We devote a significant amount of our resources to research and development as this is core to our business strategy and ongoing success.  Our research and development expense for the years ended December 31, 2011, 2010, and 2009 was $5.7 million, $6.6 million, and $3.9 million, respectively.

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

Employees

As of December 31, 2011, we had 38 employees, including personnel dedicated to research and development, customer service, including installation and support services, sales and marketing, and finance and administration. Our future performance depends in significant part upon the continued service of our key technical, sales and marketing, and senior management personnel, most of whom are not obligated to remain with us by an employment agreement. The loss of the services of one or more of our key employees could harm our business.

Executive Officers of the Registrant

Our officers and their ages as of December 31, 2011 were as follows:

Name	Age	Position
Robert F. Kirk	56	Chief Executive Officer
Elias A. MurrayMetzger	41	Chief Financial Officer, Chief Administrative Officer and Corporate Secretary
J. Chris Lauwers*	51	Chief Technology and Product Officer
Stephen M. Epstein	46	Chief Marketing Officer
Stephen W. Westmoreland	56	Chief Information Officer
Michael J. Dignen	57	Senior Vice President, Sales
Bryan M. Kennedy	56	Vice President, Business Development
——————————————
*On March 6, 2012, Dr. Lauwers notified the Company that he would resign from his position as Chief Technology and Product Officer, effective as of March 23, 2012.

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

  Elias A. MurrayMetzger has served as our Chief Financial Officer and Corporate Secretary since April 2009, and assumed the additional title and responsibilities of Chief Administrative Officer in January 2010. Mr. MurrayMetzger served as our Acting Chief Financial Officer and Corporate Secretary from January 2009 to April 2009.  From January 2006 to January 2009, Mr. MurrayMetzger served as our worldwide Corporate Controller, playing a key role in the Company’s financial reporting and compliance functions. From April 2004 to January 2006, Mr. MurrayMetzger served as Assistant Controller of Centra Software, Inc., a provider of software solutions for online business communication, collaboration and learning. During his tenure at Centra, Mr. MurrayMetzger successfully navigated Centra’s Sarbanes-Oxley compliance effort and SEC reporting functions. Mr. MurrayMetzger worked in the technology audit practice of PricewaterhouseCoopers from February 2000 to March 2004. He is a Certified Public Accountant (inactive) and has a Bachelors of Science in Agribusiness with a concentration in finance from California Polytechnic State University, San Luis Obispo.

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

Stephen M. Epstein joined Avistar in January 2008 as Chief Marketing Officer. Prior to Avistar he was Vice President, Head of Product Management at Mantas, Inc. from July 2003 to January 2008, where he was responsible for global product strategy, managing product requirements, defining go to market plans and marketing strategy, while evaluating the financial services market. Prior to joining Mantas, Mr. Epstein was Head of Product & Business Development at Bang Networks from May 2002 to July 2003 where he spearheaded product and business development efforts, focusing on delivering real-time information distribution products. Mr. Epstein held senior-level management and product development positions including Head of Global Foreign Exchange Sales Technology and Group CTO at Deutsche Bank from March 1995 to May 2002.

Stephen W. Westmoreland joined Avistar as Chief Information Officer in October 2009 and he is responsible for our product development, quality assurance, information technology and customer support functions.  From December 2003 to October 2009, he was Senior Vice President of Support Operations for VICOR, Inc., where he helped to significantly grow the company and played a leading role as part of Metavante’s successful acquisition of VICOR, Inc. Prior to that, Mr. Westmoreland held Chief Information Officer positions at Damage Studios and VALinux Systems. Mr. Westmoreland holds a BS degree in Computer Science from Louisiana Tech University.

Michael J. Dignen joined Avistar in July 2010 as Senior Vice President, Sales, and is responsible for the company’s sales and account management initiatives.  Prior to joining Avistar, Mr. Dignen held executive sales management positions at US Dataworks from April 2009 to July 2010, Vicor (a business unit of Metavante Corp) from February 2002 to April 2009, and Profit Technologies Corporation from April 1995 to February 2002. Mr. Dignen has successfully sold enterprise sized software solutions into Fortune 500 companies, as well as emerging small and medium sized businesses. He has a proven track record driving sales efforts into promising new product areas while optimizing the efforts of his sales and account management teams. Mr. Dignen holds a Bachelor of Business Administration degree with a major in Finance from The George Washington University.

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

Item 1A. Risk Factors

Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks.  The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations.  Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Annual Report on Form 10-K for the year ended December 31, 2011 and in our other public filings.

Risks Relating to Our Common Stock

Our Stock is quoted on the OTC Market, which may decrease the liquidity of our common stock.

Our common stock is currently quoted and traded on the OTC Market, which is an over-the-counter securities market, under the symbol “AVSR.” Broker-dealers often decline to trade in OTC Market stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater than with stocks listed on other national securities exchanges. Consequently, selling our common stock can be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and news media coverage of our Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. Investors should realize that they may be unable to sell shares of our common stock that they purchase. Accordingly, investors must be able to bear the financial risks associated with losing their entire investment in our common stock.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 64% of our common stock as of December 31, 2011. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

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

We recorded a net loss of $6.4 million for 2011, net income of $4.4 million for 2010, and net loss of $4.0 million for 2009.  As of December 31, 2011, our accumulated deficit was $118.1 million.  Our revenue and income from settlement and patent licensing may not increase, or even remain at its current level.  In addition, our operating expenses may increase as we continue to develop our business and pursue licensing opportunities.  As a result, to become profitable, we will need to increase our revenue and income from settlement and patent licensing by increasing sales to existing customers and by attracting additional new customers, distribution partners and licensees.  If our revenue does not increase adequately, we may not become profitable.  Due to the volatility of our product and licensing revenue and our income from settlement and patent licensing activities, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis.  If we fail to achieve or to maintain profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available on acceptable terms, could cause our business to suffer.

We may need to arrange for the availability of additional funding in order to meet our future business requirements. We have a revolving credit facility that matures on December 22, 2012, which provided us with a maximum line of credit amount of $8.0 million from December 22, 2011 through and including March 13, 2012, and then a reduced maximum line of credit of $6.0 million from and after March 14, 2012 through the maturity date on December 22, 2012. The total debt outstanding as of December 31, 2011 was $6.0 million. The total of unused line of credit as of December 31, 2011 was $2.0 million.  On March 29, 2011, we issued $3.0 million of 4.5% Convertible Subordinated Secured Notes, with a two year term due in 2013, to Dr. Gerald Burnett, our Chairman.  If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.  We have in the past, and may in the future, reduce our expenditures by reducing our employee headcount in order to better align our expenditures with our available resources.  Any such reductions may adversely affect our ability to maintain or grow our business.

Any significant changes in our organizational structure, sales, marketing and distribution strategies, licensing efforts and strategic direction, if unsuccessfully implemented, could adversely affect our business and results of operations.

We have experienced significant changes in our management structure and composition in the past.  Simon Moss was appointed as President of our products division in July 2007 and was appointed as our Chief Executive Officer in January 2008 when Dr. Gerald Burnett resigned from his position as our Chief Executive Officer.  In January 2009, Bob Habig resigned from the position of Chief Financial Officer and he was replaced in that position by Elias MurrayMetzger, our Corporate Controller.  In July 2009, Simon Moss resigned from his positions as Chief Executive Officer and board member.  Shortly thereafter, Robert Kirk was appointed to replace Simon Moss as our Chief Executive Officer.  In August 2009, Darren Innes resigned from the position of General Manager and Vice President, Global Sales. In May 2011, Anton Rodde resigned from the position of President, Intellectual Property Division but still consults for the Company. In March 2012, J. Chris Lauwers notified the Company that he would resign from his position as Chief Technology and Product Officer, effective as of March 23, 2012.

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

The U.S. and global economy has been in a recession and our customers and potential customers, partners and distributors may delay or forego ordering our products, and we could fall short of our revenue expectations for 2012 and beyond. Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had, and could in the future have, a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

       The sale of substantially all of our patents and patent applications in January 2010 is expected to affect our cash, expenses, revenue and income in future periods.

In prior periods, we have relied on patent licensing revenue and income from settlement and licensing activities to provide significant funding for our operations.  We recognized a total of $1.2 million, $15.1 million, and $4.5 million in patent licensing and sale revenue and income from settlement and licensing activities for the years ended December 31, 2011, 2010, and 2009, respectively.  In January 2010, we sold substantially all of our patent portfolio and associated patent applications to Intellectual Ventures for a one time cash payment of $11.0 million.  We retained royalty rights under our existing patent license agreements as well as a grant back license to the patents and patent applications for our current and future products.  As a result of this sale, we expect our efforts and expenditures on patent prosecution, licensing and settlement activities in future periods to be substantially reduced and our prospects for revenues from the licensing or sale of patents and patent applications and our prospects for generating new income from settlement and licensing activities to also be substantially reduced.  Accordingly, our ongoing operations will have to be funded directly from operations and from debt and equity financing activities.  Failure to generate cash from operations or from debt or equity financing activities could have a substantial and adverse affect on our business, operations and prospects.

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

If we are forced to take any of the foregoing actions, we may be unable to manufacture, use, sell, import and export our products, which would reduce our revenue.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 40%, 33%, and 44%, of total revenue for the years ended December 31, 2011, 2010, and 2009, respectively. Some of the risks we may encounter in conducting international business activities include the following:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 29,600 square feet of office space in San Mateo, California for our corporate headquarters and technology licensing activities, of which we occupy approximately 19,311 square feet and sublease approximately 10,289 square feet to third parties.  In addition, we lease approximately 7,000 square feet of office space in New York for sales and marketing functions, of which we sublease substantially all of the office space to third parties.  The above leases expire in March 2012 and 2017 respectively.  In February 2012, we subleased approximately 13,384 square feet of office space in San Mateo, California from a third party to replace our existing corporate headquarters. The new sublease will commence in May 2012 with early access, and expire in April 2015. We believe that our existing and new facilities are adequate to meet our current requirements, and foresee no difficulties in meeting any future space requirements.

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

Item 4. Mine Safety Disclosures

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

The following table sets forth for the period indicated the high and low sale prices for our common stock, as reported by the OTC Market.

	Year Ended December 31, 2011		Year Ended December 31, 2010
	High	Low	High	Low
First Quarter	$0.61	$0.30	$0.70	$0.31
Second Quarter	$0.46	$0.14	$0.58	$0.45
Third Quarter	$0.30	$0.11	$1.00	$0.40
Fourth Quarter	$0.74	$0.15	$1.05	$0.47

On December 31, 2011, the last reported sale price of our common stock on the OTC Market was $0.52 per share. According to the records of our transfer agent, as of December 31, 2011, there were 73 holders of record of our common stock and we believe there are a substantially greater number of beneficial holders.

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

2011 Financial Highlights

•
Total revenue was $7.9 million and $19.7 million for the years ended December 31, 2011 and 2010, respectively. The difference primarily reflects the recognition of the license and sale of patents for $14.0 million in 2010.

•
Operating expense (research and development, sales and marketing, and general and administrative) for the year ended December 31, 2011 was $12.6 million, as compared to $13.5 million for the year ended December 31, 2010.

•
Net loss was $6.4 million for the year ended December 31, 2011, or $0.16 per basic and diluted share, as compared to a net income of $4.4 million, or $0.11 per basic and diluted share, for the year ended December 31, 2010.

•
Cash and cash equivalents balance as of December 31, 2011 was $2.7 million. Cash used in operations during the year ended December 31, 2011 was $1.0 million, compared to cash generated from operations of $6.0 million for the year ended December 31, 2010.

•
Total debt balance was $9.0 million as of December 31, 2011, compared to $7.0 million as of December 31, 2010. The increase was due primarily to issuance of a 4.5% Convertible Subordinated Note due 2013 in the principal amount of $3.0 million in March 2011, offset by a $1.0 million net decrease in the outstanding borrowings under the Company’s revolving line of credit facility.

Intellectual Property

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. On January 19, 2010, we licensed our patents to Springboard Group S.A.R.L., or SKYPE, for an upfront license payment of $3.0 million. On January 21, 2010, we sold substantially all of our patent portfolio and associated patent applications to Intellectual Ventures Fund 61 LLC for a one time cash payment of $11.0 million.  Nevertheless, we retained royalty rights under our existing patent license agreements as well as a grant back license to the patents and patent applications for our current and future products.  As a result of this sale, we expect our efforts and expenditures on patent prosecution, licensing and settlement activities in future periods to be reduced, and that our prospects for revenue from licensing and sale of patents and patent applications in future periods and our prospects for generating new income from settlement and licensing activities could also be significantly reduced. Accordingly, our ongoing operations will have to be funded directly from operations and from debt and equity financing activities. Failure to generate cash from operations or from debt or equity financing activities could have a substantial and adverse effect on our business, operations and prospects. As of December 31, 2011, we held 1 issued U.S. patent and 1 issued Canadian patent, as well as 20 U.S. patent applications and 1 European patent application. We continue an active program to strategically grow and protect our intellectual property portfolio, primarily through the filing of patent applications. In the future, we also plan to generate licensing revenue through the license or sale of our existing patent portfolio and patent applications.

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

Revenue Recognition and Deferred Revenue

We recognize product and services revenue in accordance with Accounting Standards Codification (“ASC”) 985-605, Revenue Recognition – Software (“ASC 985-605”), or ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. We derive our product revenue primarily from the sale and licensing of a suite of desktop (endpoint) and infrastructure software products that combine to form an Avistar video-enabled visual communication and collaboration solution. Services revenue includes revenue from post-contract customer support, training and professional services such as software implementation and enhancement. The fair value of all product, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

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

We recognize revenue from software implementation and enhancement contracts in accordance with ASC 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. Product and service revenue related to contracts for software implementation and enhancement is recognized using the percentage of completion method, in accordance with the “Input Method”, when all of the following conditions are met: a contract exists with the customer at a fixed price, we expect to fulfill all of our material contractual obligations to the customer for each deliverable of the contract, a reasonable estimate of the costs to complete the contract can be made, and collection of the receivable is probable. The amount of revenue recognized is based on the total project fee under the agreement and the percentage of completion achieved.  The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared to the total estimated project requirements, which corresponds to the costs related to the earned revenues. Changes in estimates are recognized in the periods affected by the changes. Any anticipated losses on contracts in progress are charged to earnings when identified. The amounts billed to customers in excess of revenue recognized to date are deferred and recorded as deferred revenue and customer deposits in the accompanying consolidated balance sheets. The amount of revenue recognized in excess of billings is recorded as unbilled accounts receivable.

We recognize revenue from the licensing or sale of our intellectual property portfolio according to ASC 985-605, based on the terms of the royalty, partnership, cross-licensing and purchase agreements involved.

In July 2006, we entered into a Patent License Agreement with Sony Corporation (“Sony”) and Sony Computer Entertainment, Inc. (“SCEI”). Under the license agreement, we granted Sony and its subsidiaries, including SCEI, a license to all of our patents with a filing date on or before January 1, 2006 for a specific field of use relating to video conferencing. The license covers Sony’s video conferencing apparatus as well as other products, including video-enabled personal computer products and certain SCEI PlayStation products. Future royalties under this license are being recognized as estimated royalty-based sales occur in accordance with ASC 985-605.  We use historical and forward looking sales forecasts provided by SCEI and third party sources, in conjunction with past actual royalty reports provided periodically by SCEI directly to us, to develop an estimate of royalties recognized for each quarterly reporting period.  The royalty reports we receive directly from SCEI are delayed beyond the period in which the actual royalties are generated, and thus the estimate of current period royalties requires significant management judgment and is subject to corrections in a future period once actual royalties become known.

On September 8, 2008 and on September 9, 2008, we entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which we agreed to integrate our bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services, for an initial non-refundable fee of $6.0 million of which $3.0 million, $1.5 million and $1.5 million were paid to us in 2008, 2009 and 2010, respectively. We determined the value of maintenance based on VSOE and allocated the residual portion of the initial $6.0 million to the integration project. The residual portion was recognized under the percentage of completion method, in accordance with the “Input Method”, and the maintenance revenue was recognized over the maintenance service period. As we believed there were no future deliverables associated with the intellectual property patent licenses, no additional provision for this element was made.  The integration project was fully completed and delivered as of September 2010, with maintenance support services being the only undelivered element that was recognized as maintenance revenue over the service period through September 2011. We recognized approximately $536,000 in maintenance revenue for the year ended December 31, 2011. For the year ended December 31, 2010, we recognized approximately $545,000 in product revenue and $310,000 in service, maintenance and support revenue.  For the year ended December 31, 2009, we recognized $2.4 million in product revenue and $655,000 in service revenue.  In addition, under the agreements, IBM has agreed to make future royalty payments to us equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold that exceeds a contractual base amount, and maintenance payments received from existing customers, which incorporate our technology.  No royalty revenue was recognized by us for the year ended December 31, 2011. The agreements have a six year term and are non-cancelable except upon material default by either party.  The agreements convey to IBM a non-exclusive world-wide license to our patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.

On January 19, 2010, we entered into a patent license agreement with Springboard Group S.A.R.L. (SKYPE).  Under the agreement, we granted to SKYPE for the lives of the patents, a royalty-free, irrevocable, non-exclusive license under certain patents to make, have made (subject to certain limitations), use, import or export, offer to sell, sell, lease, license, or otherwise transfer or distribute certain licensed products.  These granted rights and license include rights for authorized entities and end users of SKYPE to form combinations with other products for certain authorized purposes.  As consideration for the license, we received a payment of $3.0 million from SKYPE on January 25, 2010 and recognized $3.0 million as revenue from licensing and sale of patents during the year ended December 31, 2010.

On January 21, 2010, we completed the sale of substantially all of our U.S. patents and patent applications, and related foreign patents and patent applications to Intellectual Ventures Fund 61 LLC (Intellectual Ventures) related to an agreement that was entered into on December 18, 2009. We retained royalty rights under our existing patent license agreements, and also obtained a full grant-back royalty-free, irrevocable license to the patent portfolio from Intellectual Ventures to make, use and sell any current and future Avistar product or service covered by the patents sold.  We received the purchase price of $11.0 million from Intellectual Ventures on January 21, 2010 and recognized $11.0 million as revenue from licensing and sale of patents during the year ended December 31, 2010.

On September 20, 2011, we entered into a modification of the Original Equipment Manufacturing and License Agreement dated July 31, 2008 (the “Original LifeSize Agreement”) with LifeSize Communications, Inc. (“LifeSize”). Under the terms of the Original LifeSize Agreement, LifeSize was required to pay us a fixed quarterly minimum license and maintenance fee and based on its quarterly royalty report, an additional fee for units of the licensed products sold by LifeSize in excess of the quarterly minimum quantity and the maintenance sold by LifeSize beyond the first year of use.  In the modification, LifeSize agreed to pay us an upfront license and maintenance fee of $3.4 million for (i) up to a certain number of licensed products sold by LifeSize in lieu of the license and maintenance fees and minimum purchase requirements for the remaining term from July 2011 through June 2014 set forth in the Original LifeSize Agreement, (ii) a paid-up license to our patents licensed under the original agreement, and (iii) two years of maintenance services commencing on September 20, 2011.  In the event that LifeSize sells more than the quantity of licensed products covered by the upfront fee, LifeSize shall pay us for the excess units at a stated unit license and annual maintenance fee.  As of the effective date of the modification of the Original LifeSize Agreement, maintenance service was the only undelivered element, as the licensed products were previously delivered pursuant to the initial terms of the Original LifeSize Agreement. We believe there are no future deliverables associated with the intellectual property patent licenses and thus no additional provision has been made.  We determined the value of maintenance based on VSOE of fair value and allocated the residual portion of the total $3.4 million proceeds to the license products. Based on the VSOE allocation, we recognized $2.5 million in product revenue and $125,000 in maintenance revenue for the year ended December 31, 2011. The remaining amount of $775,000 allocated to maintenance and support services has been included in deferred revenue and will be recognized over the remaining maintenance and support period. We received the license and maintenance fee payment of $3.4 million from LifeSize on September 27, 2011.

On September 22, 2011, we entered into a License and OEM Agreement (the “Citrix Agreement”) with Citrix Systems, Inc. (“Citrix”).  Under the Citrix Agreement, we are required to create customized versions of our voice and video software products that Citrix will have the rights to commercialize as bundled with Citrix’s products.  Citrix will also have the right to receive support and maintenance services from us in connection with such products. The initial term of the agreement commences on September 22, 2011 and ends four years after Citrix’s commercial release of a Citrix product that includes our product or technology, and Citrix has the right to renew the agreement for an additional four year term.  Citrix has agreed to pay us a $7.7 million initial license fee for the technology deliverables and $1.0 million per year for maintenance and support fees for the initial term of the Citrix Agreement. In the event that Citrix renews the Citrix Agreement for a second four year term, it will pay a $2.0 million renewal fee for the license, and $1.25 million per year for maintenance and support fees.  Under the initial term of the Citrix Agreement, we are required to deliver the technology deliverables associated with our products to Citrix in successive phases.  The initial license fee and the first year maintenance and support fee totaling $8.7 million is payable in various installments subject to Citrix’s acceptance of the technology deliverables and refund provisions at each phase, whereby all or part of the previously paid license fee is refundable following a final rejection of the deliverable by Citrix and/or termination of the agreement depending on the project phase. We have determined the value of maintenance based on VSOE of fair value and allocated the residual portion of the initial $8.7 million to the development and customization of the technology deliverables. The residual portion is recognizable under the percentage of completion method, in accordance with the “Input Method”, limited to the non-refundable portion of the fee associated with the accepted milestones. We did not recognize any revenue related to the Citrix Agreement for the year ended December 31, 2011 as all of the revenue recognition criteria were not met. As of December 31, 2011, a total of $5.0 million in license, service and maintenance fee, of which $4.75 million is subject to refund provisions, was billed and collected from Citrix and recorded as deferred revenue and customer deposits in the accompanying consolidated balance sheet for project phases that have been delivered to and accepted by Citrix.

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

Stock-Based Compensation

We account for stock-based compensation to employees according to ASC 718, Compensation – Stock Compensation (“ASC 718”), the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes-Merton model assumptions such as stock price volatility and expected option terms, as well as expected option forfeiture rates. ASC 718 requires the recognition of the fair value of stock compensation in net income (loss). Refer to Note 2 “Stock-Based Compensation” and Note 7 “Equity Compensation Plans” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information.

Valuation of Accounts Receivable

Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, historical write-offs, current trends, and the credit quality of our customer base and the characteristics of our accounts receivable by aging category. If the allowance for doubtful accounts were to be understated, our operating income could be significantly reduced. The impact of any such change or deviation may be increased by our reliance on a relatively small number of customers for a large portion of our total revenue. As of December 31, 2011, approximately 91% of our gross accounts receivable was concentrated with two customers, each of whom individually represented more than 10% of our gross receivables.  As of December 31, 2010, approximately 74% of our gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of our total account receivables.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue
	Year Ended December 31,
	2011	2010	2009

Revenue:
Product	45%	11%	45%
Licensing and sale of patents	15	77	10
Services, maintenance and support	40	12	45
Total revenue	100	100	100
Costs and expenses:
Cost of product revenues	4	2	15
Cost of services, maintenance and support revenues	16	7	34
Income from settlement and patent licensing	—	—	(41)
Research and development	72	34	44
Sales and marketing	35	14	29
General and administrative	51	21	60
Total costs and expenses	178	78	141
Income (loss) from operations	(78)	22	(41)
Other income (expense), net	(3)	—	(4)
Income (loss) before provision for (benefit from) income taxes	(81)	22	(45)
Provision for (benefit from) income taxes	—	(1)	—
Net income (loss)	(81)%	23%	(45)%

COMPARISON OF 2011 AND 2010

Revenue

Total revenue decreased by $11.7 million or 60%, to $7.9 million for 2011, from $19.7 million for 2010.

•
Product revenue increased by $1.5 million or 68%, to $3.6 million for 2011, from $2.1 million for 2010, mainly due to recognition of $2.5 million in software product revenue related to the upfront license fee received from LifeSize pursuant to the modification of the Original LifeSize Agreement in September 2011. Product revenue is expected to increase in 2012 compared to 2011 as we expect to recognize product revenue from the software integration project under the Citrix Agreement.

•
Licensing and patent sale revenue, relating to the licensing and sale of our patent portfolio, decreased by $13.9 million or 92%, to $1.2 million for 2011, from $15.1 million for 2010. This was due to the sale of substantially all of our patents to Intellectual Ventures for $11.0 million and licensing revenue from SKYPE in the amount of $3.0 million during the year ended December 31, 2010, with no comparable patent licensing and sale activities during the year ended December 31, 2011. Licensing and patent sale revenue in 2012 is expected to remain relatively flat at the 2011 level.

•
Services, maintenance and support revenue, which includes software implementation and enhancement, maintenance and support, increased by $775,000 or 32%, to $3.2 million for 2011, from $2.4 million for 2010. This was primarily due to an increase in revenue from maintenance contracts with existing customers during the year ended December 31, 2011. Service, maintenance and support revenue is expected to increase moderately in 2012 compared to 2011 as we expect to recognize service revenue from the software integration project under the Citrix Agreement.

In 2011, revenue from three customers accounted for 75% of total revenue compared to three customers accounting for 83% of total revenue in 2010. No other customer accounted for greater than 10% of total revenue.  The level of sales to any customer may vary from quarter to quarter and from year to year. While we continue to expand our indirect sales channel, we expect that there will be significant customer concentration in future periods. The loss of any one of those customers may have a materially adverse impact on our financial condition and operating results.

Cost and expenses

Cost of product revenue.  Cost of product revenue decreased by $193,000, or 41%, to $280,000 in 2011 from $473,000 for 2010. The decrease was mainly attributable to a decrease in obsolete inventory write-off, a decrease in third party vendor software license fees and an employee headcount reduction. We expect the cost of product revenue to vary with the mix of products sold in 2012.

Cost of services, maintenance and support revenue.  Cost of services, maintenance and support revenue decreased by $86,000, or 6%, to $1.3 million in 2011 from $1.4 million in 2010, primarily due to a decrease in software implementation and enhancement services for customers and a lower deployment of external labor, partially offset by an increase in support and service personnel headcount. We expect the cost to vary with the mix of services, maintenance and support provided to our customers in 2012.

Research and development.  Research and development expenses decreased by $840,000, or 13%, to $5.7 million in 2011 from $6.6 million in 2010. The decrease was primarily due to the bonus payout to employees of our intellectual property division totaling $470,000 as a result of the completion of the sale of substantially all of our patents to Intellectual Ventures during the first quarter of 2010, with no comparable expenses in 2011. The decrease was also due to a lower personnel related expense resulting from employee headcount reduction for the year ended December 31, 2011. We expect the expense to increase moderately in 2012 mainly due to employee salary adjustments, increase in engineering headcount and the use of external labor to deliver new and enhanced products.

Sales and marketing. Sales and marketing expenses remained relatively flat at approximately $2.8 million for the years ended December 31, 2011 and 2010. We expect the expense to remain relatively flat in 2012.

General and administrative. General and administrative expenses decreased by $65,000 or 2% to $4.1 million in 2011 from $4.2 million in 2010, primarily due to a decrease in patent related legal fees and expenses. We expect the expense to increase slightly in 2012 mainly due to employee salary adjustments.

Other income (expense), net

Other income (expense), net increased by $142,000 or 237%, to a net expense of $202,000 in 2011 from a net expense of $60,000 in 2010, primarily due to an increase in interest expense as a result of the issuance of the 4.5% Convertible Subordinated Note due 2013 in 2011.

Provision for (benefit from) income taxes

The provision for income taxes of $4,000 for the year ended December 31, 2011 was related to state income taxes and foreign tax expense for Avistar Systems U.K. Limited (ASUK), our wholly-owned subsidiary in the United Kingdom. The benefit from income taxes of $240,000 for the year ended December 31, 2010 was primarily due to the tax refund receivable for the 2004 federal alternative minimum tax of $238,000 pursuant to the net operating loss carry-back election under the Worker, Homeownership and Business Assistance Act legislation. This amount was received in 2010.

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

Liquidity and Capital Resources

We have historically funded our operations with revenues generated from our products, services and patents, line of credit, proceeds from patent litigation settlements, and public and private equity and debt financing.

We had cash and cash equivalents of $2.7 million as of December 31, 2011.  For the year ended December 31, 2011, we had a net increase in cash and cash equivalents of $905,000. The net cash used by operations of $1.0 million for the year ended December 31, 2011 resulted primarily from the net loss of $6.4 million and an increase in accounts receivable of $1.0 million. This was partially offset by an adjustment for non-cash stock-based compensation expense of $1.4 million and an increase in deferred services revenue and customer deposits of $4.9 million. The net cash used in investing activities of $72,000 for the year ended December 31, 2011 was due to the purchase of equipment. The net cash provided by financing activities of $2.0 million for the year ended December 31, 2011 related primarily to $2.0 million of borrowings on our line of credit and $3.0 million in proceeds from the issuance of a 4.5% Convertible Subordinated Note due 2013, partially offset by $3.0 million in repayments on the line of credit.

Our gross accounts receivable balance increased by approximately $1.0 million or 144% to  $1.8 million at December 31, 2011 from $725,000 at December 31, 2010, mainly due to  approximately $1.3 million annual maintenance and services renewed and billed to a customer in December 2011 that was subsequently collected in January 2012. Our aggregate deferred revenue and customer deposit balance (current and non-current) increased by approximately $4.9 million or 189% to $7.6 million at December 31, 2011 from $2.6 million at December 31, 2010, mainly due to $5.0 million in license, service and maintenance fees received from Citrix Systems, Inc during 2011 (see below).

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

Expenditures for property and equipment in 2011 were approximately $72,000. At December 31, 2011, we did not have any material commitments for future capital expenditures. We anticipate spending approximately $348,000 in capital expenditures during the next 12 months.

The following table summarizes our known contractual obligations and commitments as of December 31, 2011 (in thousands) for the periods presented.

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations
Related party convertible debt	$3,000	$—	$3,000	$—	$—
Operating lease obligations, net of projected sublease proceeds	249	219	30	2	(2)
Purchase obligations	492	192	120	120	60
Total	$3,741	$411	$3,150	$122	$58

As of December 31, 2011, we had no material off-balance sheet arrangements, other than the contractual obligations described in the table above.   We enter into indemnification provisions under agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of December 31, 2011, we had not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and therefore, we have no liabilities recorded for these agreements as of December 31, 2011.

On March 29, 2011, we sold a 4.5% Convertible Subordinated Secured Note due 2013 in the principal amount of $3,000,000 (the “Note”). The Note was sold pursuant to a Convertible Note Purchase Agreement, dated as of March 29, 2011 (the “Purchase Agreement”), among us and our director Dr. Gerald Burnett (the “Purchaser”).  Our obligations under the Note are collateralized by the grant of a security interest in substantially all of our tangible and intangible assets pursuant to a Security Agreement among us and the Purchaser dated as of March 29, 2011.   The Note has a two year term and will be due on March 29, 2013.  The Note may not be prepaid or redeemed prior to maturity.  In the event certain circumstances as described in the Purchase Agreement occur prior to March 29, 2012, we have the option, at our sole discretion, to prepay the Note without the consent of the Purchaser.  The pre-payment fee would be $50,000 for every one million dollars that is pre-paid.  Interest on the Note accrues at the rate of 4.5% per annum and is payable semi-annually in arrears on March 29 and September 29 of each year, commencing on September 29, 2011.  From the one year anniversary of the issuance of the Note until maturity, the holder of the Note is entitled to convert the Note into shares of our common stock at an initial conversion price per share of $0.70.

On December 20, 2010, we renewed and amended our revolving credit promissory note with a financial institution (the “Lender”) to extend the maturity date of the facility by one year to December 22, 2011 at a maximum revolving line of credit amount of $8.0 million. The maximum facility amount was increased to $9.0 million in August 2011 for the remainder of the period through the maturity date on December 22, 2011. The revolving credit and promissory note was renewed and amended again on December 22, 2011 which extended the maturity date of the facility by one year to December 22, 2012 at a maximum revolving line of credit amount of $8.0 million from December 22, 2011 through and including March 13, 2012, and then reduced the line of credit to $6.0 million from and after March 14, 2012 through the maturity date on December 22, 2012. Our Security Agreement with the Lender granted the Lender a security interest in and right of setoff against substantially all of our assets, tangible and intangible, and in connection with the issuance of the Note (see above), granted a security interest to the Purchaser of the Note and allocated specific assets of Avistar solely to secure our obligations under the Note.  The revolving credit facility is subject to annual renewal with the consent of Avistar and the Lender.  Dr. Gerald Burnett, our Chairman, provided a collateralized guarantee to the Lender, assuring payment of our obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility. Dr. Burnett also provided us with a personal guarantee assuring us a line of credit of $6.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason from its termination on December 22, 2012 to March 23, 2013. The revolving line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 0.90% or Prime Rate plus 1.00%. We elected Adjusted LIBOR plus 0.90% or 1.21% at December 31, 2011. We borrowed an additional $2.0 million under the revolving line of credit, and repaid $3.0 million on the line of credit during the year ended December 31, 2011, and had a balance of $6.0 million outstanding as of December 31, 2011.

On September 20, 2011, we entered into a modification of the Original Equipment Manufacturing and License Agreement dated July 31, 2008 (the “Original LifeSize Agreement”) with LifeSize Communications, Inc. (“LifeSize”). Under the terms of the Original LifeSize Agreement, LifeSize was required to pay us a fixed quarterly minimum license and maintenance fee and based on its quarterly royalty report, an additional fee for units of the licensed products sold by LifeSize in excess of the quarterly minimum quantity and the maintenance sold by LifeSize beyond the first year of use.  In the modification, LifeSize agreed to pay us an upfront license and maintenance fee of $3.4 million for (i) up to a certain number of licensed products sold by LifeSize in lieu of the license and maintenance fees and minimum purchase requirements for the remaining term from July 2011 through June 2014 set forth in the Original LifeSize Agreement, (ii) a paid-up license to our patents licensed under the original agreement, and (iii) two years of maintenance services commencing on September 20, 2011.  In the event that LifeSize sells more than the quantity of licensed products covered by the upfront fee, LifeSize shall pay us for the excess units at a stated unit license and annual maintenance fee.  As of the effective date of the modification of the Original LifeSize Agreement, maintenance service was the only undelivered element, as the licensed products were previously delivered pursuant to the initial terms of the Original LifeSize Agreement. We believe there are no future deliverables associated with the intellectual property patent licenses and thus no additional provision has been made.  We determined the value of maintenance based on VSOE of fair value and allocated the residual portion of the total $3.4 million proceeds to the license products. Based on the VSOE allocation, we recognized $2.5 million in product revenue and $125,000 in maintenance revenue for the year ended December 31, 2011. The remaining amount of $775,000 allocated to maintenance and support services has been included in deferred revenue and will be recognized over the remaining maintenance and support period. We received the license and maintenance fee payment of $3.4 million from LifeSize on September 27, 2011.

On September 22, 2011, we entered into a License and OEM Agreement (the “Citrix Agreement”) with Citrix Systems, Inc. (“Citrix”).  Under the Citrix Agreement, we are required to create customized versions of our voice and video software products that Citrix will have the rights to commercialize as bundled with Citrix’s products.  Citrix will also have the right to receive support and maintenance services from us in connection with such products. The initial term of the agreement commences on September 22, 2011 and ends four years after Citrix’s commercial release of a Citrix product that includes our product or technology, and Citrix has the right to renew the agreement for an additional four year term.  Citrix has agreed to pay us a $7.7 million initial license fee for the technology deliverables and $1.0 million per year for maintenance and support fees for the initial term of the Citrix Agreement. In the event that Citrix renews the Citrix Agreement for a second four year term, it will pay a $2.0 million renewal fee for the license, and $1.25 million per year for maintenance and support fees.  Under the initial term of the Citrix Agreement, we are required to deliver the technology deliverables associated with our products to Citrix in successive phases.  The initial license fee and the first year maintenance and support fee totaling $8.7 million is payable in various installments subject to Citrix’s acceptance of the technology deliverables and refund provisions at each phase, whereby all or part of the previously paid license fee is refundable following a final rejection of the deliverable by Citrix and/or termination of the agreement depending on the project phase. We have determined the value of maintenance based on VSOE of fair value and allocated the residual portion of the initial $8.7 million to the development and customization of the technology deliverables. The residual portion is recognizable under the percentage of completion method, in accordance with the “Input Method”, limited to the non-refundable portion of the fee associated with the accepted milestones. We did not recognize any revenue related to the Citrix Agreement for the year ended December 31, 2011 as all of the revenue recognition criteria were not met. As of December 31, 2011, a total of $5.0 million in license, service and maintenance fee, of which $4.75 million is subject to refund provisions, was billed and collected from Citrix and recorded as deferred revenue and customer deposits in the accompanying consolidated balance sheet for project phases that have been delivered to and accepted by Citrix.

Based on the proceeds we received from issuance of the Note, the results of our ongoing revenue generation and cost reduction efforts, the availability of the revolving credit facility with a financial institution, and Dr. Burnett’s personal guarantee of a line of credit, we believe that there will be sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the financial services industry in particular, the level and timing of product, licensing and service revenue, the maintenance of our cost control measures structured to align operations with predictable revenue, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales, partnering and marketing activities, the extent to which our existing and new products gain market acceptance and competing technological and market developments, all of which may impact our ability to achieve and maintain profitability or generate positive cash flows.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (“ASU-2010-06”). This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. We adopted this statement on January 1, 2010. The adoption of this statement did not have a material impact on our financial condition and results of operation.  The adoption of this statement, on January 1, 2011, relating to disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements did not have a material impact on our financial condition and results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This statement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This statement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We adopted this statement on January 1, 2012. The adoption of this statement is not expected to have a material impact on our financial condition and results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (the Evaluation Date). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of the Evaluation Date that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective such that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of December 31, 2011, pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business—Executive Officers,” and certain other information required by this item is incorporated by reference from the sections captioned “Principal Stockholders” contained in our Proxy Statement.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to the shares of our Common Stock that may be issued upon exercise of options and vesting of restricted stock units under our existing equity compensation plans.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of restricted stock units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	9,649,279 (1)	$0.69	3,025,515 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	9,649,279	$0.69	3,025,515

————————————
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

(2)
Includes 2,097,467 shares remaining available for issuance under the 2009 Plan and 928,048 shares available for issuance under the 2010 ESPP. No securities are available for future issuance under the 2000 Plan and the Director Plan. The 2009 Plan provides for an annual increase in the number of shares of Common Stock reserved for issuance thereunder on the first day of our fiscal year beginning with the fiscal year 2010, in an amount equal to the lesser of (x) 6,000,000 shares, (y) 4% of the outstanding shares of the Company’s Common Stock as of the last day of the preceding fiscal year, calculated on a fully diluted basis, and (z) such lesser amount as determined by the Board. No shares were added to the 2009 Plan for fiscal year 2011.

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

10.1*
2000 Stock Option Plan, as amended (Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.2*
2000 Director Option Plan, as amended (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.)

10.3*
Form of Director Option Agreement (Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.4*
Form of Indemnification Agreement (Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

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

10.8†
Patent Cross-License Agreement Among the Company, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.)

10.9†
Patent License Agreement dated May 15, 2006 among Avistar Communications Corporation, Collaboration Properties, Inc., Sony Corporation and Sony Computer Entertainment, Inc. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006.)

10.10†
Patent License Agreement dated February 15, 2007 by and among Avistar Communications Corporation, Collaboration Properties, Inc., Tandberg ASA, Tandberg Telecom AS, and Tandberg, Inc. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Securities and Exchange Commission on May 14, 2007.)

10.11†
Patent License Agreement dated May 15, 2007 by and among Avistar Communications Corporation, Avistar Systems (UK) Limited, and Radvision LTD.  (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 3, 2007.)

10.12
Convertible Note Purchase Agreement among the Company and the Purchasers named therein dated January 4, 2008 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.13
Security Agreement among the Company, Baldwin Enterprises, Inc., as Collateral Agent, and the Purchasers named therein dated January 4, 2008 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.14
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

10.16†
Licensed Works Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008 (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.17†
Licensed Works Agreement Statement of Work between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008 (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.18†
Patent License Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 9, 2008. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.19*
Separation Agreement and Release between Avistar Communications Corporation and Simon Moss dated July 8, 2009 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K. filed with the Securities and Exchange Commission on July 14, 2009)

10.20*
Employment Agreement between Avistar Communications Corporation and Robert Kirk dated July 14, 2009 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009 and amended on July 17, 2009.)

10.21*
Compromise Agreement between Avistar Systems (UK) Limited and Darren Innes dated August 19, 2009 ( Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2009.)

10.22*	2009 Equity Incentive Plan (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.)
10.22.1*
2009 Equity Incentive Plan Form of Stock Option Agreement (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.)

10.22.2*
2009 Equity Incentive Plan Form of Restricted Stock Unit Agreement (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.)

10.23†
Patent Purchase Agreement dated December 18, 2009 between Avistar Communications Corporation and Intellectual Ventures Fund 61 LLC.  (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.24
Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated December 22, 2009. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.25
Second Amended and Restated Collateral Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2009. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.26
Second Amended and Restated Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 22, 2009. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.27
Facility Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated January 11, 2010. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.28
Fourth Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A dated January 11, 2010. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.29
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

10.31†
Patent License Agreement dated January 19, 2010 between Avistar Communications Corporation and Springboard Group S.A.R.L. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10 Q for the three months ended March 31, 2010 filed with the Securities and Exchange Commission on May 7, 2010.)

10.32
Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated February 22, 2010. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10 Q for the three months ended March 31, 2010 filed with the Securities and Exchange Commission on May 7, 2010.)

10.33	2010 Employee Stock Purchase Plan (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2010)

10.34
Second Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated August 16, 2010 (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10 Q for the three months ended September 30, 2010 filed with the Securities and Exchange Commission on November 5, 2010.)

10.35
Third Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated December 30, 2010 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 30, 2011.)

10.36
Reaffirmation of Guaranty issued by Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 20, 2010 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 30, 2011.)

10.37
Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 28, 2011 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 30, 2011.)

10.38
Convertible Note Purchase Agreement among Avistar Communications Corporation and the Purchaser named therein dated March 29, 2011. (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2011.)

10.39
Security Agreement among Avistar Communications Corporation and the Purchaser named there in dated March 29, 2011. (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2011.)

10.40
4.5% Convertible Subordinated Secured Note Due 2013. (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2011.)

10.41
Fourth Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated March 29, 2011. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 filed with the Securities and Exchange Commission on May 12, 2011.)

10.42
Amendment to Fourth Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated March 29, 2011. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 filed with the Securities and Exchange Commission on May 12, 2011.)

10.43
Reaffirmation of Guaranty issued by Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated March 29, 2011. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 filed with the Securities and Exchange Commission on May 12, 2011.)

10.44
Fifth Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JP Morgan Chase Bank, N.A. dated August 24, 2011. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 filed with the Securities and Exchange Commission on November 14, 2011.)

10.45
Reaffirmation of Guaranty issued by Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated August 24, 2011.  (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 filed with the Securities and Exchange Commission on November 14, 2011.)

10.46 †
Original Equipment Manufacturing and License Agreement between LifeSize Communications, Inc and Avistar Communications Corporation dated July 31, 2008. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 filed with the Securities and Exchange Commission on November 14, 2011.)

10.46.1 †
Modification#1 to Original Equipment Manufacturing and License Agreement dated July 31, 2008 between LifeSize Communications, Inc, and Avistar Communications Corporation dated March 15, 2011. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 filed with the Securities and Exchange Commission on November 14, 2011.)

10.46.2 †
Modification #2 to Original Equipment Manufacturing and License Agreement dated July 31, 2008 between Logitech Inc as assignee of LifeSize Communications, Inc, and Avistar Communications Corporation dated September 20, 2011. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 filed with the Securities and Exchange Commission on November 14, 2011.)

10.47 †
License and OEM Agreement dated September 22, 2011 by and between Citrix Systems, Inc, and Avistar Communications Corporation. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 filed with the Securities and Exchange Commission on November 14, 2011.)

10.48	Facility Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2011
10.49	Third Amended and Restated Collateral Agreement by and between JPMorgan Chase Bank, N.A. and Avistar Communications Corporation dated December 22, 2011
10.50	Fourth Amended and Restated Guaranty dated as of December 22, 2011 by Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A.
10.51	Fifth Amended and Restated Security Agreement dated December 22, 2011 between JPMorgan Chase Bank, N.A. and Avistar Communications Corporation
10.52	Third Amended and Restated Revolving Credit Promissory Note dated December 22, 2011 between Avistar Communication Corporation and JPMorgan Chase Bank, N.A
10.53
Sublease Agreement by and between Avistar Communications and Webroot Inc dated February 1, 2012 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012)

10.54	Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 22, 2012
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm: Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see page 43)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009; (iii) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009; and (iv) Notes to Condensed Consolidated Financial Statements.

——————————
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

*	Indicates management contract or compensatory plan or arrangement.

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

AVISTAR COMMUNICATIONS CORPORATION

Date: March 23, 2012	By:	/s/Robert F. Kirk
Robert F. Kirk
Chief Executive Officer and Director

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gerald J. Burnett	Chairman	March 23, 2012
Gerald J. Burnett
/s/ Robert F. Kirk	Chief Executive Officer and Director	March 23, 2012
Robert F. Kirk	(Principal Executive Officer)
/s/ Elias A. MurrayMetzger	Chief Financial Officer, Chief Administrative Officer and Corporate Secretary	March 23, 2012
Elias A. MurrayMetzger	(Principal Financial and Accounting Officer)
/s/ William L. Campbell	Director	March 23, 2012
William L. Campbell
/s/ Craig F. Heimark	Director	March 23, 2012
Craig F. Heimark
/s/ R. Stephen Heinrichs	Director	March 23, 2012
R. Stephen Heinrichs
/s/ Robert M. Metcalfe	Director	March 23, 2012
Robert M. Metcalfe

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Avistar Communications Corporation

We have audited the accompanying consolidated balance sheets of Avistar Communications Corporation and its subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the related financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avistar Communications Corporation and its subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BURR PILGER MAYER, INC.
San Jose, California
March 23, 2012

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
as of December 31, 2011 and December 31, 2010
(in thousands, except share and per share data)

	December 31,	December 31,
	2011	2010
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,722	$1,817
Accounts receivable, net of allowance for doubtful accounts of $9 and $4 at December 31, 2011 and 2010, respectively	1,760	721
Inventories	16	23
Prepaid expenses and other current assets	352	413
Total current assets	4,850	2,974
Property and equipment, net	151	184
Other assets	162	108
Total assets	$5,163	$3,266

Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
Line of credit	$6,000	$7,000
Accounts payable	460	399
Deferred revenue and customer deposits	7,198	2,612
Accrued liabilities and other	1,037	1,048
Total current liabilities	14,695	11,059
Long-term liabilities:
Related party convertible debt	3,000	—
Deferred revenue, non-current	360	—
Other long-term liabilities	45	59
Total liabilities	18,100	11,118
Commitments and contigencies (Note 4)
Stockholders' equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at December 31, 2011 and 2010; 41,924,392 and
40,304,235 shares issued including treasury shares at December 31, 2011 and 2010, respectively	42	40
Less: treasury common stock, 1,182,875 shares at December 31, 2011 and 2010, respectively, at cost	(53)	(53)
Additional paid-in-capital	105,159	103,817
Accumulated deficit	(118,085)	(111,656)
Total stockholders' equity (deficit)	(12,937)	(7,852)
Total liabilities and stockholders' equity (deficit)	$5,163	$3,266

The accompanying notes are an integral part of these consolidated financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2011, 2010 and 2009

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009

Revenue:
Product	$3,610	$2,146	$3,932
Licensing and sale of patents	1,167	15,114	853
Services, maintenance and support	3,172	2,397	4,039
Total revenue	7,949	19,657	8,824
Costs and expenses:
Cost of product revenue*	280	473	1,327
Cost of services, maintenance and support revenue*	1,300	1,386	2,965
Income from settlement and patent licensing	—	—	(3,651)
Research and development*	5,737	6,577	3,888
Sales and marketing*	2,766	2,798	2,581
General and administrative*	4,089	4,154	5,298
Total costs and expenses	14,172	15,388	12,408
Income (loss) from operations	(6,223)	4,269	(3,584)
Other income (expense), net	(202)	(60)	(432)
Income (loss) before provision for (benefit from) income taxes	(6,425)	4,209	(4,016)
Provision for (benefit from) income taxes	4	(240)	(29)
Net income (loss)	$(6,429)	$4,449	$(3,987)

Net income (loss) per share - basic and diluted	$(0.16)	$0.11	$(0.11)
Weighted average shares used in calculating
basic net income (loss) per share	39,436	39,061	37,318
Weighted average shares used in calculating
diluted net income (loss) per share	39,436	39,874	37,318

*Including stock based compensation of:
Cost of product, services, maintenance and support revenue	$47	$41	$234
Research and development	354	359	579
Sales and marketing	274	208	228
General and administrative	726	660	848

The accompanying notes are an integral part of these consolidated financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended December 31, 2011, 2010 and 2009

(in thousands, except share amounts)

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders'
	shares	amount	shares	amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2008	35,750,680	$36	1,182,875	$(53)	$97,506	$(112,118)	$(14,629)
Issuance of common stock to employees pursuant to employee stock purchase plan	41,182	—	—	—	30	—	30
Issuance of common stock to employees pursuant to exercise of options	167,607	—	—	—	143	—	143
Non-employee stock-based compensation	—	—	—	—	9	—	9
Issuance of common stock pursuant to conversion of convertible debt	4,199,997	4	—	—	2,936	—	2,940
Employee stock-based compensation	—	—	—	—	1,880	—	1,880
Net loss	—	—	—	—	—	(3,987)	(3,987)
Balance at December 31, 2009	40,159,466	40	1,182,875	(53)	102,504	(116,105)	(13,614)
Issuance of common stock to employees pursuant to employee stock purchase plan	139,769	—	—	—	42	—	42
Issuance of common stock to employees pursuant to exercise of options	5,000	—	—	—	3	—	3
Non-employee stock-based compensation	—	—	—	—	31	—	31
Employee stock-based compensation	—	—	—	—	1,237	—	1,237
Net income	—	—	—	—	—	4,449	4,449
Balance at December 31, 2010	40,304,235	40	1,182,875	(53)	103,817	(111,656)	(7,852)
Issuance of common stock to employees pursuant to employee stock purchase plan	220,612	—	—	—	67	—	67
Issuance of common stock under stock option and equity plan, net of shares withheld for employee taxes	1,399,545	2	—	—	(126)	—	(124)
Non-employee stock-based compensation	—	—	—	—	206	—	206
Employee stock-based compensation	—	—	—	—	1,195	—	1,195
Net loss	—	—	—	—		(6,429)	(6,429)
Balance at December 31, 2011	41,924,392	$42	1,182,875	$(53)	$105,159	$(118,085)	$(12,937)

The accompanying notes are an integral part of these consolidated financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2011, 2010 and 2009

(in thousands)

	Year Ended December 31,
	2011	2010	2009

Cash Flows from Operating Activities:
Net income (loss)	$(6,429)	$4,449	$(3,987)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	105	191	245
Compensation on equity awards issued to consultants and employees	1,401	1,268	1,889
Provision for doubtful accounts	5	(9)	(7)
Changes in assets and liabilities:
Accounts receivable	(1,044)	315	1,681
Inventories	7	33	251
Prepaid expenses and other current assets	61	(113)	20
Deferred settlement and patent licensing costs	—	—	1,100
Other assets	(54)	24	25
Accounts payable	61	(408)	228
Deferred income from settlement and patent licensing	—	—	(4,751)
Deferred revenue and customer deposits	4,946	604	(1,679)
Accrued liabilities and other	(51)	(384)	50
Other long term liabilities	(14)	(14)	50
Net cash provided by (used in) operating activities	(1,006)	5,956	(4,885)
Cash Flows from Investing Activities:
Purchase of property and equipment	(72)	(228)	(82)
Net cash used in investing activities	(72)	(228)	(82)
Cash Flows from Financing Activities:
Line of credit payments	(3,000)	(11,250)	(5,049)
Proceeds from line of credit	2,000	7,000	9,299
Proceeds from related party convertible debt issuance	3,000	—	—
Payment of convertible debt	—	—	(4,060)
Net proceeds from issuance of common stock	69	45	173
Taxes paid related to net share settlement of equity awards	(86)	—	—
Net cash (used in) provided by financing activities	1,983	(4,205)	363
Net increase (decrease) in cash and cash equivalents	905	1,523	(4,604)
Cash and cash equivalents, beginning of year	1,817	294	4,898
Cash and cash equivalents, end of year	$2,722	$1,817	$294
Supplemental Cash Flow Information:
Cash paid for income taxes	$8	$105	$15
Cash paid for interest	$161	$70	$465
Non-Cash Financing Activities:
Debt converted to equity by related parties	$—	$—	$2,940

The accompanying notes are an integral part of these consolidated financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying consolidated financial statements present the consolidated financial position, results of operations, and cash flows of Avistar and ASUK after elimination of all intercompany accounts and transactions. The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes. The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

The functional currency of ASUK is the United States dollar. All gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations and have not been material.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products and services are in the early stages of development. Some of the Company’s products utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $118.1 million as of December 31, 2011. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

The Company’s future liquidity and capital requirements will depend upon numerous factors, including, but not limited to, the ability to become profitable or generate positive cash flow from operations, the Company’s cost reduction efforts,  the personal guarantee issued to Avistar by Dr. Gerald Burnett, the Company’s Chairman, the Company’s ability to renew or increase its existing line of credit or obtain a new line of credit with another bank, the costs and timing of its expansion of product development efforts and the success of these development efforts, the costs and timing of its expansion of sales and marketing activities, the extent to which its existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining, enforcing and defending patent claims and other intellectual property rights, the level and timing of revenue, and other factors. If adequate funds are not available on acceptable terms or at all, the Company’s ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months. Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company was not invested in any short-term investments, auction rate securities or long-term investments as of December 31, 2011 and 2010. The Company’s cash equivalents at December 31, 2011 and 2010 consisted of money market funds with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying consolidated balance sheets.

Fair Value Measurements

The Company measures the fair value of financial instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) as of December 31, 2011 and 2010 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$ 5	$ 5	$ —	$ —
Total cash equivalents	$ 5	$ 5	$ —	$ —

Significant Concentrations

A relatively small number of customers have accounted for a significant percentage of the Company’s revenue for the years ended December 31, 2011, 2010 and 2009. Revenue from these customers as a percentage of total revenue for each fiscal year is as follows:

	2011	2010		2009
Customer A	39%	*	%	* %
Customer B	21%	12%		14%
Customer C	15%	*	%	* %
Customer D	%	15%		—%
Customer E	%	56%		—%
Customer F	%	*	%	35%
Customer G	%	*	%	19%
———————
*	Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution, or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of December 31, 2011, the Company had cash and cash equivalents on deposit with a major financial institution that were above insured limits. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of December 31, 2011, approximately 91% of our gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of our gross accounts receivable. As of December 31, 2010, approximately 74% of our gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of our gross accounts receivable. No other customer individually accounted for greater than 10% of total accounts receivable as of December 31, 2011 and 2010.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents,  accounts receivable, line of credit, and accounts payable at December 31, 2011 and 2010, approximate fair value because of the short maturity of these instruments.

The related party convertible debt was stated at cost at December 31, 2011 since there were no unamortized discounts and the Company did not elect to measure the instrument at fair value in accordance with ASC 825-10, Financial Instruments.  As of December 31, 2011, the carrying amount of the convertible debt was $3.0 million and the estimated fair value was approximately $4.9 million.  The fair value is estimated as the sum of the present value of future interest and principal payments of the debt based on rates available to the Company for debt with similar terms and remaining maturities, and the fair value of the conversion feature calculated based on the Black-Scholes-Merton valuation model. See Note 3 for further details on the terms of the related party convertible debt.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives (three or five years) of the assets. Effective on January 1, 2011, the Company and its subsidiary changed their depreciation method from double declining balance method to the straight line method. The Company believes that the straight line method better reflects the pattern of consumption of the future benefits to be derived from those assets being depreciated. Under the provisions of ASC 250, Accounting Changes and Error Corrections, a change in depreciation method is treated on a prospective basis as a change in estimate and prior period results have not been restated. This did not result in a material change to depreciation expense for the year ended December 31, 2011. Depreciation expense was approximately $105,000, $191,000, and $245,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Repairs and maintenance are expensed as incurred. Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Computer equipment	$1,076	$1,756
Computer software	204	417
Furniture, fixtures and equipment	225	254
Leasehold improvements	200	201
Total property and equipment, at cost	1,705	2,628
Less: accumulated depreciation	(1,554)	(2,444)
Total property and equipment, net	$151	$184

Accrued Liabilities and Other

Accrued liabilities and other consisted of the following (in thousands):

	December 31,
	2011	2010
Accrued consulting and professional fees	$456	$334
Accrued payroll and related benefits	355	346
Deferred rent payable	100	151
Accrued loss on subleases	19	104
Other	107	113
Total accrued and other liabilities	$1,037	$1,048

Patents Costs

Due to uncertainties about the estimated future economic benefits and lives of the Company’s patents and patent applications, all related outside patent costs have been expensed as incurred. Outside patent costs were approximately $14,000, $191,000, and $941,000 for 2011, 2010 and 2009, respectively, and are reflected in general and administrative expenses in the accompanying consolidated statements of operations.

Revenue Recognition, Deferred Revenue and Customer Deposits

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

•
Delivery has occurred.  The Company delivers software and hardware to customers either electronically or physically and have no further obligations with respect to the agreement. The standard delivery terms are FOB shipping point.

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

On September 8, 2008 and on September 9, 2008, the Company entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which the Company agreed to integrate the Company’s bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services, for an initial non-refundable fee of $6.0 million of which $3.0 million, $1.5 million and $1.5 million were paid to the Company in 2008, 2009 and 2010, respectively. The Company determined the value of maintenance based on VSOE and allocated the residual portion of the initial $6.0 million to the integration project. The residual portion was recognized under the percentage of completion method, in accordance with the “Input Method”, and the maintenance revenue was recognized over the maintenance service period. As the Company believed there were no future deliverables associated with the intellectual property patent licenses, no additional provision for this element was made.  The integration project was fully completed and delivered as of September 2010, with maintenance support services being the only undelivered element that was recognized as maintenance revenue over the service period through September 2011. The Company recognized approximately $536,000 in maintenance revenue for the year ended December 31, 2011. For the year ended December 31, 2010, the Company recognized approximately $545,000 in product revenue and $310,000 in service, maintenance and support revenue. For the year ended December 31, 2009, the Company recognized $2.4 million in product revenue and $655,000 in service revenue. In addition, under the agreements, IBM has agreed to make future royalty payments to the Company equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold that exceeds a contractual base amount, and maintenance payments received from existing customers, which incorporate the Company’s technology.  No royalty revenue was recognized by the Company for the year ended December 31, 2011. The agreements have a six year term and are non-cancelable except upon material default by either party.  The agreements convey to IBM a non-exclusive world-wide license to the Company’s patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.

On January 19, 2010, the Company entered into a patent license agreement with Springboard Group S.A.R.L. (SKYPE).  Under the agreement, the Company granted to SKYPE for the lives of the patents, a royalty-free, irrevocable, non-exclusive license under certain patents to make, have made (subject to certain limitations), use, import or export, offer to sell, sell, lease, license, or otherwise transfer or distribute certain licensed products.  These granted rights and license include rights for authorized entities and end users of SKYPE to form combinations with other products for certain authorized purposes.  As consideration for the license, the Company received a payment of $3.0 million from SKYPE on January 25, 2010 and recognized $3.0 million as revenue from licensing and sale of patents during the year ended December 31, 2010.

On January 21, 2010, the Company completed the sale of substantially all of our U.S. patents and patent applications, and related foreign patents and patent applications to Intellectual Ventures Fund 61 LLC (Intellectual Ventures) related to an agreement that was entered into on December 18, 2009. The Company retained royalty rights under its existing patent license agreements, and also obtained a full grant-back royalty-free, irrevocable license to the patent portfolio from Intellectual Ventures to make, use and sell any current and future Avistar product or service covered by the patents sold.  The Company received the purchase price of $11.0 million from Intellectual Ventures on January 21, 2010 and recognized $11.0 million as revenue from licensing and sale of patents during the year ended December 31, 2010.

On September 20, 2011, the Company entered into a modification of the Original Equipment Manufacturing and License Agreement dated July 31, 2008 (the “Original LifeSize Agreement”) with LifeSize Communications, Inc. (“LifeSize”). Under the terms of the Original LifeSize Agreement, LifeSize was required to pay the Company a fixed quarterly minimum license and maintenance fee and based on its quarterly royalty report, an additional fee for units of the licensed products sold by LifeSize in excess of the quarterly minimum quantity and the maintenance sold by LifeSize beyond the first year of use.  In the modification, LifeSize agreed to pay the Company an upfront license and maintenance fee of $3.4 million for (i) up to a certain number of licensed products sold by LifeSize in lieu of the license and maintenance fees and minimum purchase requirements for the remaining term from July 2011 through June 2014 set forth in the Original LifeSize Agreement , (ii) a paid-up license to Avistar’s patents licensed under the original agreement, and (iii) two years of maintenance services commencing on September 20, 2011.  In the event that LifeSize sells more than the quantity of licensed products covered by the upfront fee, LifeSize shall pay the Company for the excess units at a stated unit license and annual maintenance fee.  As of the effective date of the modification of the Original LifeSize Agreement, maintenance service was the only undelivered element, as the licensed products were previously delivered pursuant to the initial terms of the Original LifeSize Agreement. The Company believes there are no future deliverables associated with the intellectual property patent licenses and thus no additional provision has been made.  The Company determined the value of maintenance based on VSOE of fair value and allocated the residual portion of the total $3.4 million proceeds to the license products. Based on the VSOE allocation, the Company recognized $2.5 million in product revenue and $125,000 in maintenance revenue for the year ended December 31, 2011. The remaining amount of $775,000 allocated to maintenance and support services has been included in deferred revenue and will be recognized over the remaining maintenance and support period. The Company received the license and maintenance fee payment of $3.4 million from LifeSize on September 27, 2011.

On September 22, 2011, the Company entered into a License and OEM Agreement (the “Citrix Agreement”) with Citrix Systems, Inc. (“Citrix”).  Under the Citrix Agreement, the Company is required to create customized versions of Avistar’s voice and video software products that Citrix will have the rights to commercialize as bundled with Citrix’s products.  Citrix will also have the right to receive support and maintenance services from Avistar in connection with such products. The initial term of the agreement commences on September 22, 2011 and ends four years after Citrix’s commercial release of a Citrix product that includes the Avistar product or technology, and Citrix has the right to renew the agreement for an additional four year term.  Citrix has agreed to pay the Company a $7.7 million initial license fee for the technology deliverables and $1.0 million per year for maintenance and support fees for the initial term of the Citrix Agreement. In the event that Citrix renews the Citrix Agreement for a second four year term, it will pay a $2.0 million renewal fee for the license, and $1.25 million per year for maintenance and support fees.  Under the initial term of the Citrix Agreement, the Company is required to deliver the technology deliverables associated with its products to Citrix in successive phases.  The initial license fee and the first year maintenance and support fee totaling $8.7 million is payable in various installments subject to Citrix’s acceptance of the technology deliverables and refund provisions at each phase, whereby all or part of the previously paid license fee is refundable following a final rejection of the deliverable by Citrix and/or termination of the agreement depending on the project phase. The Company has determined the value of maintenance based on VSOE of fair value and allocated the residual portion of the initial $8.7 million to the development and customization of the technology deliverables. The residual portion is recognizable under the percentage of completion method, in accordance with the “Input Method”, limited to the non-refundable portion of the fee associated with the accepted milestones. The Company did not recognize any revenue related to the Citrix Agreement for the year ended December 31, 2011 as all of the revenue recognition criteria were not met. As of December 31, 2011, a total of $5.0 million in license, service and maintenance fee, of which $4.75 million is subject to refund provisions, was billed and collected from Citrix and recorded as deferred revenue and customer deposits in the accompanying consolidated balance sheet for project phases that have been delivered to and accepted by Citrix.

Deferred revenue and customer deposits consisted of the following (in thousands):

	December 31,
	2011	2010
Current:
Deferred revenue	$2,448	$2,612
Customer deposits	4,750	—
Total current	$7,198	$2,612

Non-current:
Deferred revenue	$360	$—
Total non-current	$360	$—

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

Warranty

The Company’s software license contracts typically include an industry-standard software performance warranty provision. Historically, the Company has experienced no warranty claims. As such, the Company did not record a warranty accrual as of December 31, 2011 and 2010.

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

Stock-based compensation expense for fiscal 2009 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of ASC 718. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the revised provisions of ASC 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

The effect of recording stock-based compensation for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock-based compensation expense by type of award:
Employee stock options	$582	$798	$1,846
Employee restricted stock units	570	389	16
Non-employee stock options	112	—	9
Non-employee restricted stock units	94	31	—
Employee stock purchase plan	43	50	18
Total stock-based compensation	1,401	1,268	1,889
Tax effect of stock-based compensation	—	—	—
Net effect of stock-based compensation on net income (loss)	$1,401	$1,268	$1,889

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

Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if based upon the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions according to the provisions of ASC 740.  ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  No material changes have occurred in the Company’s tax positions taken as of December 31, 2010 during the year ended December 31, 2011.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income  establishes standards for the reporting and the display of comprehensive income (loss) and its components. This standard defines comprehensive income (loss) as the changes in equity of an enterprise, except those resulting from stockholder transactions. Accordingly, comprehensive income (loss) includes certain changes in equity that are excluded from the net income or loss. For the years ended December 31, 2011, 2010, and 2009, the Company’s comprehensive income (loss) is the same as net income (loss). There were no other components of comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (“ASU-2010-06”). This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The Company adopted this statement on January 1, 2010. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.  The adoption of this statement, on January 1, 2011, relating to disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements did not have a material impact on the Company’s financial condition and results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This statement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This statement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The Company adopted this statement on January 1, 2012. The adoption of this statement is not expected to have a material impact on the Company’s financial condition and results of operations.

3.	Borrowings

Line of Credit

On December 20, 2010, the Company renewed and amended its revolving credit promissory note with a financial institution (the “Lender”) to extend the maturity date of the facility by one year to December 22, 2011 at a maximum revolving line of credit amount of $8.0 million. The maximum facility amount was increased to $9.0 million in August 2011 for the remainder of the period through the maturity date on December 22, 2011. The revolving credit promissory note was renewed and amended again on December 22, 2011 which extended the maturity date of the facility by one year to December 22, 2012 at a maximum revolving line of credit amount of $8.0 million from December 22, 2011 through and including March 13, 2012, and then reduced the line of credit to $6.0 million from and after March 14, 2012 through the maturity date on December 22, 2012. The security agreement between the Company and the Lender granted the Lender a security interest in and right of setoff against substantially all of the Company’s assets, tangible and intangible, and in connection with the issuance of the Note (see below), granted a security interest to the Purchaser of the Note and allocated specific assets of Avistar solely to secure the Company’s obligations under the Note. The revolving credit facility is subject to annual renewal with the consent of Avistar and the Lender.  Dr. Gerald Burnett, the Company’s Chairman, provided a collateralized guarantee to the Lender, assuring payment of the Company’s obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility. Dr. Burnett also provided a personal guarantee assuring the Company a line of credit of $6.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason from December 22, 2012 to March 23, 2013. The revolving line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 0.90% or Prime Rate plus 1.00%. The Company elected Adjusted LIBOR plus 0.90% or 1.21% at December 31, 2011. The Company borrowed an additional $2.0 million under the revolving line of credit, and repaid $3.0 million on the line of credit during the year ended December 31, 2011, and had a balance of $6.0 million outstanding as of December 31, 2011.

Related Party Convertible Debt

On March 29, 2011, the Company sold a 4.5% Convertible Subordinated Secured Note due 2013 in the principal amount of $3,000,000 (the “Note”). The Note was sold pursuant to a Convertible Note Purchase Agreement, dated as of March 29, 2011 (the “Purchase Agreement”), among the Company and director Dr. Gerald Burnett (the “Purchaser”).  The Company’s obligations under the Note are collateralized by the grant of a security interest in substantially all of the Company’s tangible and intangible assets pursuant to a Security Agreement among the Company and the Purchaser dated as of March 29, 2011.   The Note has a two year term and will be due on March 29, 2013.  The Note may not be prepaid or redeemed prior to maturity.  In the event certain circumstances as described in the Purchase Agreement occur prior to March 29, 2012, the Company has the option, at the Company’s sole discretion, to prepay the Note without the consent of the Purchaser.  The pre-payment fee would be $50,000 for every one million dollars that is pre-paid.  Interest on the Note accrues at the rate of 4.5% per annum and is payable semi-annually in arrears on March 29 and September 29 of each year, commencing on September 29, 2011. Total interest expense was approximately $102,000 for the year ended December 31, 2011. From the one year anniversary of the issuance of the Note until maturity, the holder of the Note will be entitled to convert the Note into shares of the Company’s common stock at an initial conversion price per share of $0.70.

4.	Commitments and Contingencies

At December 31, 2011, the Company had open purchase orders and other contractual obligations of approximately $492,000, primarily related to third party vendor software license, maintenance, and service fees.  These purchase order commitments and contractual obligations are reflected in the Company’s consolidated financial statements once goods or services have been received, or payments related to the obligations become due.

Facilities Leases

The Company leases its facilities under operating leases that expire through March 2012 and March 2017.  During 2009, 2010, and 2011, the Company has subleased some of its operating facilities in San Mateo, California and New York, New York, and assigned its primary facility lease in London, United Kingdom. As a result of these subleases and assignment, the future minimum lease commitments under all facility leases as of December 31, 2011, net of sublease proceeds, are as follows (in thousands):

	Minimum Lease Payments	Sublease Proceeds	Net
Year Ending December 31,
2012	$560	$(341)	$219
2013	311	(296)	15
2014	311	(296)	15
2015	311	(302)	9
2016	311	(318)	(7)
Thereafter	77	(79)	(2)
Total future minimum lease payments	$1,881	$(1,632)	$249

Gross rent expense for 2011, 2010, and 2009 was approximately $1.1 million, $1.4 million, and $1.1 million, respectively.  Sublease rental income was $522,000, $661,000, and $557,000 for 2011, 2010 and 2009, respectively.

Software Indemnifications

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally limited to the cost of products purchased per customer, but may be material when customer purchases since inception are considered in aggregate. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2011.

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

Dr. Gerald Burnett, the Company’s Chairman, has provided a collateralized guarantee to the Company’s financial institution, assuring payment of the Company’s obligations under the revolving line of credit facility agreements (see Note 3) since December 2006 and at each annual renewal thereafter. Dr. Burnett also issued a personal guarantee to the Company in March 2010, 2011 and 2012, assuring the Company a line of credit of $7.0 million, $8.0 million and $6.0 million, respectively, with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution is terminated.

On March 29, 2011, Avistar sold a 4.5% Convertible Subordinated Secured Note due 2013 in the principal amount of $3,000,000 pursuant to a Convertible Note Purchase Agreement, dated as of March 29, 2011 among the Company and Chairman, Dr. Gerald Burnett. See Note 3 for further details.

On January 4, 2008, Avistar issued $7,000,000 of 4.5% Convertible Subordinated Secured Notes (Notes), which were due in January 2010. The Notes were sold pursuant to a Convertible Note Purchase Agreement to Baldwin Enterprises, Inc., a subsidiary of Leucadia National Corporation, directors Dr. Gerald Burnett, R. Stephen Heinrichs, William Campbell, and Craig Heimark, Simon Moss and Darren Innes, officers of the Company at the date of issuance, and WS Investment Company, a fund associated with Wilson Sonsini Goodrich & Rosati (WSGR), the Company’s legal counsel.  In May 2009, all Note holders, except Baldwin Enterprise, Inc. and Darren Innes, elected to have the principal amounts outstanding under their respective Notes converted into common stock of the Company.  All outstanding amounts under the Notes issued to Mr. Innes (approximately $60,000) and Baldwin Enterprise, Inc. ($4.0 million) were repaid by the Company in full in October 2009 and December 2009, respectively.

6.	Stockholders’ Equity

Preferred Stock

In April 2000, the stockholders of the Company authorized 10,000,000 shares of convertible preferred stock, effective upon completion of its initial public offering in August 2000. As of December 31, 2011, the Company had 10,000,000 shares of convertible preferred stock authorized, at $0.001 per share par value. No shares of convertible preferred stock were issued or outstanding as of December 31, 2011.

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

Options granted under the plan vested over a four-year period, with 25% vesting after one year and the remaining balance vesting 6.25% per quarter. At December 31, 2011, no options to purchase shares were outstanding under the 1997 Plan, and no options were available for grant.

2000 Stock Option Plan

In April 2000, the Board established the 2000 Stock Option Plan (the “2000 Plan”). Initially, a total of 3,000,000 shares of common stock were approved by the Board for issuance under the 2000 Plan, together with annual increases in the number of shares of common stock reserved under the 2000 Plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In January 2001, the Board approved an increase of 1,004,936 shares. In January 2002, the Board approved an increase of 1,007,858 shares. In January 2003, the Board approved an increase of 1,011,957 shares. In January of each year from 2004 to 2009 the Board approved increases of 1,200,000 shares. The contractual term of the options granted under the 2000 Plan may not exceed 10 years and in the case of the grantees who own more than 10% of the Company’s outstanding stock at the time of grant, the contractual term of the option may not exceed five years. Options granted under the 2000 Plan vest and become exercisable as set forth in each option agreement; generally one quarter vest after one year and one-twelfth vest quarterly thereafter. In the event of a merger or sale of substantially all assets, these options must be assumed by the successor and if not assumed, will fully vest. The Company granted options to purchase approximately 2.7 million shares under the 2000 Plan in 2009. The 2000 Plan was terminated with respect to future grants and replaced by the 2009 Equity Incentive Plan (the “2009 Plan”) in December 2009. Outstanding options to purchase a total of 2,742,900 shares remained outstanding under the 2000 Plan as of December 31, 2011, with no additional options available for future grant.

2000 Director Option Plan

In April 2000, the Company adopted the 2000 Director Option Plan (the “Director Plan”). Initially, a total of 90,000 shares of common stock were approved by the Board for issuance under the Director Plan, together with an annual increase in the number of shares of common stock reserved thereunder as provided in the Director Plan beginning on the first day of the Company’s fiscal year, commencing January 1, 2001. In April 2005, the Board authorized amendments to the Director Plan, subject to stockholder approval, to: (i) provide that annual grants under the Director Plan shall take place on January 1 of each year starting in 2006, (ii) provide that, after the first year, options granted under the Director Plan vest at a rate of 1/48 per month rather than 1/4 per year, (iii) provide that options granted under the Director Plan shall continue to vest and be exercisable for so long as the option holder remains a director or consultant to the Company, subject to the term of the option; (iv) extend the time period for optionees to exercise options following the date on which they are no longer a director or consultant to the Company, and (v) to provide the Board with the authority to make amendments to the Director Plan applicable to all options granted under the Director Plan, including options granted prior to the effective date of the amendment. The proposed amendments were approved by stockholders in June 2005 but did not affect options already granted under the Director Plan prior to the effective date of the amendments. In January 2001, the Board approved an annual increase of 12,000 shares. In May 2001, the Board approved an additional 198,000 shares under the Director Plan. In January 2002, the Board approved the annual increase of 30,000 shares. In January 2003, the Board approved the annual increase of 30,000 shares. In April 2003, the Board approved an additional 104,000 shares under this plan. In January of each year from 2004 through 2009, the Board approved annual increases of 175,000 shares. On April 21, 2010, the Board of Directors decided not to implement an annual increase in the number of shares available for issuance under the Director Plan for fiscal year 2010. The Company has authorized a total of 1,514,000 shares for issuance over the life of the Director Plan.  The Company granted options to purchase 135,000 and 170,000 under the Director Plan in 2010 and 2009 respectively. The Director Plan expired in April 2010.  As of December 31, 2011 options to purchase a total of 607,500 shares remained outstanding under the Director Plan with no additional options available for future grant.

2009 Equity Incentive Plan

In December 2009, the Company adopted the 2009 Plan, which replaced the 2000 Plan. The 2009 Plan permits the grant of incentive stock options, nonqualified stock options, restricted stock, and restricted stock units.  The maximum aggregate number of shares that may be subject to awards and sold under the 2009 Plan is 12,543,791 shares, which is composed of (i) 2,508,325 shares that, as of September 21, 2009, had been reserved but not issued pursuant to any awards granted under the 2000 Plan, and are not subject to any awards granted thereunder, and (ii) up to an additional 10,035,466 shares subject to stock options or similar awards granted under the 2000 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 2000 Plan that are forfeited to or repurchased by the Company.  The shares may be authorized, but unissued, or reacquired common stock.  In addition, the 2009 Plan as with the 2000 Plan, provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning January 1, 2010, equal to the lesser of (i) 6,000,000 shares, (ii) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the Board. There was no annual increase in the number of shares available for issuance implemented for fiscal years 2011 and 2010.  The contractual term of the options granted under the 2009 Plan may not exceed 10 years and in the case of the grantees who own more than 10% of the Company’s outstanding stock at the time of grant, the contractual term of the incentive stock option may not exceed five years. Options and restricted stock units granted under the 2009 Plan vest and become exercisable as set forth in each option or award agreement; generally 25% vesting after one year and 1/48 vesting monthly thereafter for options, and generally 100% vesting on the second anniversary of the grant date for restricted stock units. The Company granted a total of 1,402,500, 5,278,108 (including 4,438,108 shares of stock options granted under the Stock Option Exchange Program in June 2010) and 1,607,500 shares of stock options and restricted stock units under the 2009 Plan during 2011, 2010 and 2009, respectively. At December 31, 2011, a total of 6,298,879 shares of stock options and restricted stock units were outstanding under the 2009 Plan and 2,097,467 shares were available for future grant.

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

2010 Employee Stock Purchase Plan

In April 2010, the Board approved and the Company adopted the 2010 Employee Stock Purchase Plan (“2010 ESPP”) which replaced the 2000 ESPP and has a 10 year life.  The 2010 ESPP was approved by the stockholders at the 2010 annual meeting of stockholders held in June 2010.   Under the 2010 ESPP, qualified employees are entitled to purchase shares of the Company’s common stock at the lower of 85 percent of the fair market value of the common stock at the date of commencement of the six-month offering period or at the last day of the offering period.  Purchases are limited to 15 percent of an employee’s eligible compensation.   A total of 220,612 shares were sold under the 2010 ESPP during 2011, and no shares were sold under the 2010 ESPP during 2010.  As of December 31, 2011, a total of 928,048 shares of the Company’s common stock was available for issuance under the 2010 ESPP.

The tables below summarize the number of shares available for future grant and shares of common stock reserved for future issuance, respectively:

	December 31,
	2011	2010	2009

Shares available for future stock option and restricted stock unit grant	2,097,467	2,746,474	1,425,273

Shares of common stock reserved for future issuance in connection with:
Stock option plans and equity incentive plan	11,746,746	13,146,291	14,333,941
Employee stock purchase plan	928,048	1,148,660	1,194,413
	12,674,794	14,294,951	15,528,354

Valuation Assumptions for Stock-Based Compensation

The Company estimated the fair value of stock options granted under the 2000 Stock Option Plan, the 2000 Director Stock Option Plan and the 2009 Equity Incentive Plan (the “Stock Plans”), and rights to acquire stock granted under the employee stock purchase plans (“ESPP”) using a Black-Scholes-Merton valuation model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin No. 107. The following weighted-average assumptions and the straight-line attribution approach were used in estimating the fair value of employee stock option grants (excluding options granted in connection with the Exchange Program, as shown below) and ESPP shares for the years ended December 31, 2011, 2010 and 2009, respectively:

	Year Ended December 31,
	2011	2010	2009
Employee Stock Option Plan
Expected dividend	0%	0%	0%
Average risk-free interest rate	1.5%	2.0%	1.7%
Expected volatility	164%	137%	109%
Expected term (years)	4.0	4.3	4.0

	Year Ended December 31,
	2011	2010	2009
Employee Stock Purchase Plan
Expected dividend	0%	0%	0%
Average risk-free interest rate	0.2%	0.2%	0.3%
Expected volatility	317%	177%	132%
Expected term (months)	6.0	6.0	6.0

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

Summary of Stock Options

The Company’s stock option activity under the 1997 Plan, the 2000 Plan, the Director Plan and the 2009 Plan for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price
Balance at December 31, 2008	11,629,599	$ 1.97
Granted	2,890,428	0.86
Exercised	(167,607)	0.85
Canceled/ Expired	(3,043,752)	1.27
Balance at December 31, 2009	11,308,668	$ 1.89
Granted	4,833,108	0.55
Exercised	(5,000)	0.61
Canceled/ Expired	(7,916,959)	2.31
Balance at December 31, 2010	8,219,817	$ 0.69
Granted	172,500	0.46
Exercised	(5,625)	0.37
Canceled/ Expired	(467,413)	0.66
Balance at December 31, 2011	7,919,279	$ 0.69

Information regarding the stock options outstanding at December 31, 2011 is summarized below:

	Number of Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of December 31, 2011
Options outstanding	7,919,279	$ 0.69	7.33	$ 57
Options vested and expected to vest	7,770,552	$ 0.69	7.31	$ 55
Options exercisable	4,632,689	$ 0.76	6.68	$ 38

The pretax intrinsic value of outstanding options is the difference between the closing price of Avistar’s common stock of $0.52 as quoted on the OTC Market, an over-the-counter securities market, on December 31, 2011 and the exercise price, multiplied by the number of in-the-money options. The intrinsic value of options changes based on the fair market value of Avistar stock. Total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $563, $200 and $28,000, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2011	Weighted-Average Exercise Price
$0.23 - $0.53	727,250	7.59	$ 0.44	364,953	$0.42
$0.55	4,190,129	8.45	0.55	2,013,770	0.55
$0.57 - $0.78	478,750	5.35	0.63	476,250	0.63
$0.80	1,500,000	7.53	0.80	843,750	0.80
$0.81 - $2.29	922,150	3.39	1.15	832,966	1.18
$2.50	35,000	0.01	2.50	35,000	2.50
$2.91	66,000	1.78	2.91	66,000	2.91
	7,919,279	7.33	$ 0.69	4,632,689	$0.76

In June 2010, the Company completed an offer to exchange eligible outstanding options granted to eligible employees (including executive officers) and directors after June 16, 2000 under either the 2000 Stock Option Plan or the 2000 Director Option Plan with an exercise price of $0.68 per share or higher for a new grant of a lesser number of new options under the 2009 Equity Incentive Plan (the “Exchange Program”).  Pursuant to the Exchange Program, options to purchase 6,754,823 shares of the Company’s common stock were canceled on June 15, 2010, and in exchange, new options to purchase 4,438,108 shares of the Company’s common stock were granted with an exercise price per share of $0.55, the closing price of our common stock as reported on the over-the-counter market on June 15, 2010. The new options have a contractual term of 10 years. A total of 36 employees (including executive officers) and four directors participated in the Exchange Program. Total grant-date fair value of the new options was estimated at approximately $2.1 million, or $0.46 per share. The Exchange Program resulted in a total incremental compensation cost of approximately $46,000 which will be recognized over the vesting periods of the new options in addition to recognizing any remaining unrecognized expense for the stock options surrendered in the exchange. The vesting periods of new options range from two to three years. The total incremental compensation cost was measured based upon the difference between the estimated fair value of the new options on the grant date and the estimated fair value of the surrendered options immediately before the modification, at the individual grant level. The incremental expense recorded in the years ended December 31, 2011 and 2010, respectively, was immaterial.

For the years ended December 31, 2011, 2010 and 2009, the Company granted 172,500, 395,000 (excluding options granted in connection with the Exchange Program) and 2,850,428 stock options to employees, with an estimated total grant-date fair value of $71,000, $165,000 and $1.8 million, or  $0.41, $0.42 and $0.64 per share, respectively.

For the year ended December 31, 2011, the Company recognized stock-based compensation expense of approximately $65,000 associated with accelerating the vesting and/or extending the exercise period of stock options for certain terminated employees and a non-employee consultant. The amount was measured based upon the difference between the fair value of the vested options immediately before and after the modification.

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

As of December 31, 2011, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $780,000 before estimated forfeitures and after actual cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company estimated that the stock-based compensation for the options not expected to vest was approximately $142,000 as of December 31, 2011 and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $638,000 after estimated forfeitures and after actual cancellations. This amount will be recognized over an estimated weighted average period of approximately one year. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

Summary of Restricted Stock Units

The Company’s restricted stock units activity under the 2009 Plan for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Number of shares	Weighted average grant date fair value per share
Non-vested at December 31, 2008	—	$—
Granted	1,600,000	0.42
Non-vested at December 31, 2009	1,600,000	$0.42
Granted	580,000	0.56
Non-vested at December 31, 2010	2,180,000	$0.46
Granted	1,230,000	0.40
Vested	(1,680.000)	0.44
Non-vested at December 31, 2011	1,730,000	$0.45

Information regarding the restricted stock units outstanding as of December 31, 2011 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of December 31, 2011
Restricted stock units outstanding	1,730,000	0.72	$ 900
Restricted stock units vested and expected to vest	1,709,068	0.72	$ 889

The intrinsic value of the restricted stock units is calculated as the market value at end of the fiscal year, based on the closing price of Avistar’s common stock as quoted on the OTC Market as of December 31, 2011 of $0.52.

For the years ended December 31, 2011, 2010 and 2009, the Company granted approximately 1.2 million, 580,000 and 1.6 million restricted stock units to employees and non-employee consultants, with a weighted average grant date fair value of approximately $492,000, $324,000 and $670,000 or $0.40, $0.56 and $0.42 per share, respectively. For the year ended December 31, 2011, approximately 1.7 million shares of restricted stock units vested with a total grant date fair value of approximately $714,000. The Company withheld approximately 286,000 shares to satisfy approximately $126,000 of employees’ minimum statutory and tax obligations on the vested restricted stock units.  The shares withheld were returned to the total shares available for future grant under the 2009 Plan. There was no restricted stock units vested during 2010 and 2009.

As of December 31, 2011, the Company had an unrecognized stock-based compensation balance related to restricted stock units of approximately $387,000, adjusted for estimated forfeitures, which will be recognized over a weighted average period of approximately one year.

8.	Income Taxes

The (benefit from) provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$(244)	$(6)
State	2	10	—
Foreign	2	(6)	(23)
	4	(240)	(29)
Deferred:
Federal	(2,139)	1,965	(504)
State	(482)	(10)	(190)
	(2,621)	1,955	(694)
Change in valuation allowance	2,621	(1,955)	694
Total (benefit from) provision for income taxes	$4	$(240)	$(29)

For financial reporting purposes, income (loss) before (benefit from) provision for income taxes included the following components (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$(6,398)	$4,180	$(4,068)
Foreign	(27)	29	52
Income (loss) before provision for (benefit from) income taxes	$(6,425)	$4,209	$(4,016)

The Company’s effective income tax provision differed from the federal statutory rate of 34% due to the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Expected tax expense (benefit) at federal statutory rate	$(2,185)	$1,431	$(1,365)
Foreign and state taxes, net	4	4	(23)
Recovery of federal tax payments	—	(244)	(6)
Non-deductible stock compensation and other	183	264	430
Utilization of net operating losses	—	(1,695)	—
Current year operating losses and temporary differences for which no tax benefit is recognized	2,002	—	935
(Benefit from) provision for income taxes	$4	$(240)	$(29)

The net deferred income tax asset consisted of the following as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Deferred income tax assets:
Federal net operating loss carry-forwards	$21,414	$19,522
State net operating loss carry-forwards	2,758	2,346
Tax credit carry-forwards	2,368	2,222
Reserves and other	1,559	1,291
Property and equipment	76	173
	28,175	25,554
Valuation allowance	(28,175)	(25,554)
Net deferred income tax asset	$—	$—

Net operating loss carry-forwards at December 31, 2011 were approximately $63.0 million and $48.5 million, for federal and state income tax purposes, respectively. The federal net operating loss carry-forwards expire on various dates through the year 2031.  The state net operating loss carry-forwards expire on various dates through the year 2031.

As of December 31, 2011, unused research and development tax credits of approximately $2.0 million and $1.9 million are available to reduce future Federal and California income taxes, respectively. Federal credit carry-forwards expire beginning in the year 2017. California credits will carry forward indefinitely.

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

At December 31, 2011, 2010 and 2009, respectively, the total amount of unrecognized tax benefits was approximately $1.1 million, $1.0 million and $913,000, respectively.  A reconciliation of unrecognized tax benefits follows:

Balance at January 1, 2009	$915
Additions for 2009 tax positions	27
Adjustment to prior tax positions	(29)
Balance at December 31, 2009	913
Additions for 2010 tax positions	95
Adjustment to prior tax positions	1
Balance at December 31, 2010	1,009
Additions for 2011 tax positions	61
Balance at December 31, 2011	$1,070

The Company files income tax returns in the U.S. federal jurisdiction and in various states, and the tax returns filed for the years 2001 through 2010 have not been examined and the applicable statutes of limitation have not expired with respect to those returns.  Because of net operating loss and research credit carryovers, substantially all of the Company’s tax years remain open to examination.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss) – basic and diluted	$(6,429)	$4,449	$(3,987)

Denominator:
Basic weighted average shares outstanding	39,436	39,061	37,318
Effect of dilutive securities:
Stock options	—	133	—
Restricted stock units	—	680	—
Diluted weighted average shares outstanding	39,436	39,874	37,318

Net income (loss) per share - basic	$(0.16)	$0.11	$(0.11)
Net income (loss) per share - diluted	$(0.16)	$0.11	$(0.11)

Due to a net loss position for the years ended December 31, 2011 and 2009, basic and diluted net loss per share are equivalent as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to the net loss per share.

The Company excluded the following potential shares of common stock from the computation of diluted net income (loss) per share for the respective years presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2011	2010	2009
Number of Weighted Average Shares (in thousands):
Stock options	8,081	7,941	11,610
Restricted stock units	2,740	—	94
Related party convertible debt	4,286	—	—

10.	Segment Reporting

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

	Intellectual Property Division	Products Division	Reconciliation	Total
Year Ended December 31, 2011
Revenue	$1,167	$6,782	$—	$7,949
Depreciation expense	—	(105)	—	(105)
Stock-based compensation	(280)	(1,121)	—	(1,401)
Total costs and expenses	(628)	(13,544)	—	(14,172)
Total other income (expense), net	—	(202)	—	(202)
Net income (loss)	539	(6,968)	—	(6,429)
Assets	330	4,833		5,163
Year Ended December 31, 2010
Revenue	$15,114	$4,543	$—	$19,657
Depreciation expense	—	(191)	—	(191)
Stock-based compensation	(244)	(1,024)	—	(1,268)
Total costs and expenses	(1,286)	(14,102)	—	(15,388)
Total other income (expense), net	—	(60)	—	(60)
Net income (loss)	13,828	(9,379)	—	4,449
Assets	319	2,947	—	3,266
Year Ended December 31, 2009
Revenue	$4,504	$7,971	$(3,651)	$8,824
Depreciation expense	—	(245)	—	(245)
Stock-based compensation	(268)	(1,621)	—	(1,889)
Total costs and expenses	(1,761)	(14,298)	3,651	(12,408)
Total other income (expense), net	—	(432)	—	(432)
Net income (loss)	2,743	(6,730)	—	(3,987)
Assets	451	1,505	—	1,956

Revenues from one customer of the intellectual property division and two customers of the product division represent approximately 75% of the Company’s consolidated revenue for 2011. Revenues from two customers of the intellectual property division and one customer of the product division represent approximately 83% of the Company’s consolidated revenue for 2010. Revenues from three customers of the product division represent approximately 68% of the Company’s consolidated revenue for 2009.  No other customers individually accounted for greater than 10% of the Company’s consolidated revenue for 2011, 2010 and 2009.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 40%, 33% and 44% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Revenue is allocated to individual countries and geographical region by customer, based on where the product is shipped to, location of services performed or the location of equipment that is under an annual maintenance agreement. For the years ended December 31, 2011, 2010 and 2009, respectively, international revenue from customers in the United Kingdom accounted for 22%, 12% and 34% respectively, of total revenue. The Company had no significant long-lived assets in any country other than in the United States for any period presented.

11.	Subsequent Events

In February 2012, the Company, as subtenant, entered into a sublease agreement (the “Sublease Agreement”) with Webroot Inc, a Delaware corporation (the “Sublandlord”),  to sublease approximately 13,384  square feet of office space located at 1855 South Grant Street, 4th Floor, San Mateo, California 94402 (the “Premises”). The Sublease Agreement is subject and subordinate to certain Master Lease Agreement by and between the Sublandlord, as tenant, and Crossroads Associates and Clocktower Associates, as landlord, dated March 17, 2010. The office space will be used as Avistar’s corporate headquarters, replacing the Company’s current lease with Crossroads Associates and Clocktower Associates for the office space located at 1875 South Grant Street, 10th Floor, San Mateo, California 94402. The term of the Sublease Agreement will commence on May 1, 2012 (the “Commencement Date”) and will terminate on April 30, 2015 (the “Sublease Term”). The Company does not have the right to extend the Sublease Term. The Sublease Agreement provides the Company with rent-free early access to the Premises on or after February 15, 2012 and prior to the Commencement Date. Under the Sublease Agreement, the Company will pay a monthly base rent of approximately $32,000 per month for the third through the twelfth month of the Sublease Term, approximately $33,000 per month for the thirteenth through twenty fourth month of the Sublease Term, and approximately $35,000 per month for the twenty fifth through thirty sixth month of the Sublease Term.   No rent will be due for the first two months of the Sublease Term. Additionally, throughout the Sublease Term, the Company shall pay the Sublandlord its share of certain additional operating costs as specified in the Sublease Agreement. Pursuant to and upon execution of the Sublease Agreement, the Company paid a security deposit of approximately $32,000 and the first full month rent of approximately $32,000 (to be applied to the third month of the Sublease Term) to the Sublandlord.

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

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(In thousands except per share data)
Total revenue	$1,166	$3,923	$1,470	$1,390
Cost of product revenue	$22	$30	$133	$95
Cost of services, maintenance and support revenue	$340	$354	$333	$273
Net income (loss)	$(2,312)	$493	$(2,189)	$(2,421)
Net income (loss) per share—Basic/Diluted	$(0.06)	$0.01	$(0.06)	$(0.06)
Weighted average shares—Basic	39,730	39,404	39,359	39,246
Weighted average shares—Diluted	39,730	41,380	39,359	39,246

	Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(In thousands except per share data)
Total revenue	$1,622	$2,237	$1,022	$14,776
Cost of product revenue	$104	$131	$85	$153
Cost of services, maintenance and support revenue	$333	$387	$283	$383
Net income (loss)	$(1,879)	$(1,500)	$(2,401)	$10,229
Net income (loss) per share—Basic/Diluted	$(0.05)	$(0.04)	$(0.06)	$0.26
Weighted average shares—Basic	39,121	39,090	39,022	39,008
Weighted average shares—Diluted	39,121	39,090	39,022	39,297

Item 15(a)

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Operations	Write-Offs	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Year Ended:
December 31, 2011	$ 4	$ 9	$ (4)	$ 9
December 31, 2010	13	18	(27)	4
December 31, 2009	20	44	(51)	13

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

10.1*
2000 Stock Option Plan, as amended (Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.2*
2000 Director Option Plan, as amended (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.)

10.3*
Form of Director Option Agreement (Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

10.4*
Form of Indemnification Agreement (Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-39008) as declared effective by the Securities and Exchange Commission on August 16, 2000.)

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

10.8†
Patent Cross-License Agreement Among the Company, Collaboration Properties, Inc. and Polycom, Inc. dated November 12, 2004 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 28, 2006.)

10.9†
Patent License Agreement dated May 15, 2006 among Avistar Communications Corporation, Collaboration Properties, Inc., Sony Corporation and Sony Computer Entertainment, Inc. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006 filed with the Securities and Exchange Commission on November 14, 2006.)

10.10†
Patent License Agreement dated February 15, 2007 by and among Avistar Communications Corporation, Collaboration Properties, Inc., Tandberg ASA, Tandberg Telecom AS, and Tandberg, Inc. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Securities and Exchange Commission on May 14, 2007.)

10.11†
Patent License Agreement dated May 15, 2007 by and among Avistar Communications Corporation, Avistar Systems (UK) Limited, and Radvision LTD.  (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on August 3, 2007.)

10.12
Convertible Note Purchase Agreement among the Company and the Purchasers named therein dated January 4, 2008 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.13
Security Agreement among the Company, Baldwin Enterprises, Inc., as Collateral Agent, and the Purchasers named therein dated January 4, 2008 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2008)

10.14
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

10.16†
Licensed Works Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008 (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.17†
Licensed Works Agreement Statement of Work between Avistar Communications Corporation and International Business Machines Corporation dated September 8, 2008 (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.18†
Patent License Agreement between Avistar Communications Corporation and International Business Machines Corporation dated September 9, 2008. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008 filed with the Securities and Exchange Commission on November 14, 2008.)

10.19*
Separation Agreement and Release between Avistar Communications Corporation and Simon Moss dated July 8, 2009 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K. filed with the Securities and Exchange Commission on July 14, 2009)

10.20*
Employment Agreement between Avistar Communications Corporation and Robert Kirk dated July 14, 2009 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2009 and amended on July 17, 2009.)

10.21*
Compromise Agreement between Avistar Systems (UK) Limited and Darren Innes dated August 19, 2009 ( Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2009.)

10.22*	2009 Equity Incentive Plan (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.)
10.22.1*
2009 Equity Incentive Plan Form of Stock Option Agreement (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.)

10.22.2*
2009 Equity Incentive Plan Form of Restricted Stock Unit Agreement (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009.)

10.23†
Patent Purchase Agreement dated December 18, 2009 between Avistar Communications Corporation and Intellectual Ventures Fund 61 LLC.  (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.24
Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated December 22, 2009. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.25
Second Amended and Restated Collateral Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2009. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.26
Second Amended and Restated Guaranty issued by Gerald J. Burnett and The Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 22, 2009. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.27
Facility Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated January 11, 2010. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.28
Fourth Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A dated January 11, 2010. (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 30, 2010.)

10.29
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

10.31†
Patent License Agreement dated January 19, 2010 between Avistar Communications Corporation and Springboard Group S.A.R.L. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10 Q for the three months ended March 31, 2010 filed with the Securities and Exchange Commission on May 7, 2010.)

10.32
Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated February 22, 2010. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10 Q for the three months ended March 31, 2010 filed with the Securities and Exchange Commission on May 7, 2010.)

10.33*	2010 Employee Stock Purchase Plan (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2010)
10.34
Second Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated August 16, 2010 (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10 Q for the three months ended September 30, 2010 filed with the Securities and Exchange Commission on November 5, 2010.)

10.35
Third Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated December 30, 2010 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 30, 2011.)

10.36
Reaffirmation of Guaranty issued by Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated December 20, 2010 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 30, 2011.)

10.37
Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 28, 2011 (Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 30, 2011.)

10.38
Convertible Note Purchase Agreement among Avistar Communications Corporation and the Purchaser named therein dated March 29, 2011. (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2011.)

10.39
Security Agreement among Avistar Communications Corporation and the Purchaser named there in dated March 29, 2011. (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2011.)

10.40
4.5% Convertible Subordinated Secured Note Due 2013. (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2011.)

10.41
Fourth Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JPMorgan Chase Bank, N.A. dated March 29, 2011. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 filed with the Securities and Exchange Commission on May 12, 2011.)

10.42
Amendment to Fourth Amended and Restated Security Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated March 29, 2011. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 filed with the Securities and Exchange Commission on May 12, 2011.)

10.43
Reaffirmation of Guaranty issued by Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated March 29, 2011. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 filed with the Securities and Exchange Commission on May 12, 2011.)

10.44
Fifth Amendment to Second Amended and Restated Revolving Credit Promissory Note issued by Avistar Communications Corporation to JP Morgan Chase Bank, N.A. dated August 24, 2011. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 filed with the Securities and Exchange Commission on November 14, 2011.)

10.45
Reaffirmation of Guaranty issued by Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A. dated August 24, 2011.  (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 filed with the Securities and Exchange Commission on November 14, 2011.)

10.46 †
Original Equipment Manufacturing and License Agreement between LifeSize Communications, Inc and Avistar Communications Corporation dated July 31, 2008. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 filed with the Securities and Exchange Commission on November 14, 2011.)

10.46.1 †
Modification#1 to Original Equipment Manufacturing and License Agreement dated July 31, 2008 between LifeSize Communications, Inc, and Avistar Communications Corporation dated March 15, 2011. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 filed with the Securities and Exchange Commission on November 14, 2011.)

10.46.2 †
Modification #2 to Original Equipment Manufacturing and License Agreement dated July 31, 2008 between Logitech Inc as assignee of LifeSize Communications, Inc, and Avistar Communications Corporation dated September 20, 2011. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 filed with the Securities and Exchange Commission on November 14, 2011.)

10.47 †
License and OEM Agreement dated September 22, 2011 by and between Citrix Systems, Inc, and Avistar Communications Corporation. (Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011 filed with the Securities and Exchange Commission on November 14, 2011.)

10.48	Facility Agreement between Avistar Communications Corporation and JPMorgan Chase Bank, N.A. dated December 22, 2011
10.49	Third Amended and Restated Collateral Agreement by and between JPMorgan Chase Bank, N.A. and Avistar Communications Corporation dated December 22, 2011
10.50	Fourth Amended and Restated Guaranty dated as of December 22, 2011 by Gerald J. Burnett and Marjorie J. Burnett Revocable Trust in favor of JPMorgan Chase Bank, N.A.
10.51	Fifth Amended and Restated Security Agreement dated December 22, 2011 between JPMorgan Chase Bank, N.A. and Avistar Communications Corporation
10.52	Third Amended and Restated Revolving Credit Promissory Note dated December 22, 2011 between Avistar Communication Corporation and JPMorgan Chase Bank, N.A

10.53
Sublease Agreement by and between Avistar Communications and Webroot Inc dated February 1, 2012 (Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2012)

10.54	Personal guarantee issued by Gerald J. Burnett in favor of Avistar Communications Corporation dated March 22, 2012
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm: Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see page 43)
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009; (iii) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009; and (iv) Notes to Condensed Consolidated Financial Statements.

————————————
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

*	Indicates management contract or compensatory plan or arrangement.