Form 10-Q
period 2012-03-31
AVISTAR COMMUNICATIONS CORP
filed 2012-05-04
CIK 1111632

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

——————— FORM 10-Q —————————
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At April 18, 2012, 40,856,976 shares of common stock of the Registrant were outstanding.

AVISTAR COMMUNICATIONS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements (unaudited)

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

as of March 31, 2012 and December 31, 2011

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,863	$2,722
Accounts receivable, net of allowance for doubtful accounts of $0 and $9 at March 31, 2012 and December 31, 2011, respectively	544	1,760
Inventories	16	16
Prepaid expenses and other current assets	469	352
Total current assets	2,892	4,850
Property and equipment, net	185	151
Other assets	182	162
Total assets	$3,259	$5,163

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Line of credit	$6,000	$6,000
Related party convertible debt	3,000	—
Accounts payable	718	460
Deferred revenue and customer deposits	6,338	7,198
Accrued liabilities and other	989	1,037
Total current liabilities	17,045	14,695
Long-term liabilities:
Related party convertible debt	—	3,000
Deferred revenue, non-current	224	360
Other long-term liabilities	45	45
Total liabilities	17,314	18,100
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized at March 31, 2012 and December 31, 2011; 42,039,851 and 41,924,392 shares issued at March 31, 2012 and December 31, 2011, respectively	42	42
Less: treasury common stock, 1,182,875 shares at March 31, 2012 and December 31, 2011, at cost	(53)	(53)
Additional paid-in-capital	105,484	105,159
Accumulated deficit	(119,528)	(118,085)
Total stockholders’ equity (deficit)	(14,055)	(12,937)
Total liabilities and stockholders’ equity (deficit)	$3,259	$5,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended March 31, 2012 and 2011

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Revenue:
Product	$853	$474
Patent licensing	100	106
Services, maintenance and support	1,543	810
Total revenue	2,496	1,390
Costs and expenses:
Cost of product revenues*	112	95
Cost of services, maintenance and support revenues*	964	273
Research and development*	1,116	1,443
Sales and marketing*	645	910
General and administrative*	1,049	1,061
Total costs and expenses	3,886	3,782
Loss from operations	(1,390)	(2,392)
Other income (expense), net	(51)	(27)
Loss before provision for income taxes	(1,441)	(2,419)
Provision for income taxes	2	2
Net loss	$(1,443)	$(2,421)

Net loss per share - basic and diluted	$(0.04)	$(0.06)
Weighted average shares used in calculating
basic and diluted net loss per share	40,816	39,246

*Including stock based compensation of:
Cost of product, services, maintenance and support revenue	$14	$9
Research and development	62	72
Sales and marketing	59	58
General and administrative	165	166

The accompanying notes are an integral part of these condensed consolidated financial statements.

AVISTAR COMMUNICATIONS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2012 and 2011

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,443)	$(2,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30	30
Compensation on equity awards issued to consultants and employees	300	305
Provision for doubtful accounts	(9)	5
Changes in assets and liabilities:
Accounts receivable	1,225	(384)
Inventories	—	1
Prepaid expenses and other current assets	(117)	97
Other assets	(20)	55
Accounts payable	258	109
Deferred revenue and customer deposits	(996)	(535)
Accrued liabilities and other	(8)	(68)
Other long term liabilities	—	(14)
Net cash used in operating activities	(780)	(2,820)
Cash Flows from Investing Activities:
Purchase of property and equipment	(64)	(1)
Net cash used in investing activities	(64)	(1)
Cash Flows from Financing Activities:
Proceeds from line of credit	—	1,000
Proceeds from related party convertible debt issuance	—	3,000
Net proceeds from issuance of common stock	25	54
Taxes paid related to net share settlement of equity awards	(40)	—
Net cash provided by (used in) financing activities	(15)	4,054
Net increase (decrease) in cash and cash equivalents	(859)	1,233
Cash and cash equivalents, beginning of period	2,722	1,817
Cash and cash equivalents, end of period	$1,863	$3,050

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

Basis of Presentation

The unaudited condensed consolidated balance sheet as of March 31, 2012, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 present the consolidated financial position of Avistar and ASUK after the elimination of all intercompany accounts and transactions. The unaudited condensed consolidated balance sheet of Avistar as of December 31, 2011 was derived from audited consolidated financial statements, but does not contain all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”), and certain information and footnote disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Because all of the disclosures required by GAAP are not included, as permitted by the rules of the SEC, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The consolidated results are referred to, collectively, as those of Avistar or the Company in these notes.

The functional currency of ASUK is the United States dollar. All gains and losses resulting from transactions denominated in currencies other than the United States dollar are included in the statements of operations and have not been material.

The Company’s fiscal year end is December 31.

Risks and Uncertainties

The markets for the Company’s products, services and patented technologies are in the early stages of development. Some of the Company’s products and patented technologies utilize changing and emerging technologies. As is typical in industries of this nature, demand and market acceptance are subject to a high level of uncertainty, particularly when there are adverse conditions in the economy. Acceptance of the Company’s products and patented technologies, over time, is critical to the Company’s success. The Company’s prospects must be evaluated in light of difficulties encountered by it and its competitors in further developing this evolving marketplace. The Company has generated losses since inception and had an accumulated deficit of $119.5 million as of March 31, 2012. The Company’s operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the economic environment, the adoption of different distribution channels, and the timing of new product announcements by the Company or its competitors.

 The Company’s future liquidity and capital requirements will depend upon numerous factors, including, but not limited to, the Company’s ability to become profitable or generate positive cash flow from operations, the Company’s cost reduction efforts,  the Company’s ability to renew or increase its existing line of credit or obtain a new line of credit with another bank, the personal guarantee issued to Avistar by Dr. Gerald Burnett, the Company’s Chairman, assuring the Company access to a line of credit of $6.0 million in the event the existing revolving line of credit from the financial institution is unavailable for any reason, the costs and timing of its expansion of product development efforts and the success of these development efforts, the costs and timing of its expansion of sales and marketing activities, the extent to which its existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining, enforcing and defending patent claims and other intellectual property rights, the level and timing of revenue, and other factors. If adequate funds are not available on acceptable terms or at all, the Company’s ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

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

In the opinion of management, the unaudited financial statements furnished in this report reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods covered and of the Company’s financial position as of the interim balance sheet date. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2012.

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

Cash and Cash Equivalents and Short and Long-term Investments

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investment securities with original maturities of more than three months but less than one year are considered short-term investments. Auction rate securities with original maturities of more than three months are considered short-term investments even if they are subject to re-pricing within three months.  Investment securities held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments. The Company was not invested in any short-term investments, auction rate securities or long term investments as of March 31, 2012 and December 31, 2011. The Company’s cash equivalents at March 31, 2012 and December 31, 2011 consisted of money market funds with original maturities of three months or less, and are therefore classified as cash and cash equivalents in the accompanying condensed consolidated balance sheets.

See Note 3 for further information on fair value.

Significant Concentrations

A relatively small number of customers accounted for a significant percentage of the Company’s revenues for the three months ended March 31, 2012 and 2011. Revenue from these customers as a percentage of total revenue was as follows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Customer A	60%	—
Customer B	14%	29%
Customer C	*%	15%
Customer D	—	13%
Customer E	*%	10%

* Less than 10%

Any change in the relationship with these customers could have a potentially adverse effect on the Company’s financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company has cash and investment policies that limit the amount of credit exposure to any one financial institution, or restrict placement of these investments to financial institutions evaluated as highly credit worthy. As of March 31, 2012, the Company had cash and cash equivalents on deposit with a major financial institution that were above the Federal Deposit Insurance Corporation insured limits. Concentrations of credit risk with respect to trade receivables relate to those trade receivables from both United States and foreign entities. As of March 31, 2012, approximately 89% of the Company’s gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of the total gross accounts receivable. As of December 31, 2011, approximately 91% of the Company’s gross accounts receivable was concentrated with two customers, each of whom represented more than 10% of the total gross accounts receivable. No other customer individually accounted for greater than 10% of total accounts receivable as of March 31, 2012 or December 31, 2011.

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

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, line of credit, and accounts payable at March 31, 2012 and December 31, 2011, approximate fair value because of the short maturity of these instruments.

The related party convertible debt was stated at cost at March 31, 2012 since there were no unamortized discounts and the Company did not elect to measure the instrument at fair value in accordance with Accounting Standards Codification (“ASC”) 825-10, Financial Instruments.  As of March 31, 2012, the carrying amount of the related party convertible debt was $3.0 million and the estimated fair value was approximately $4.6 million.  The fair value is estimated as the sum of the present value of future interest and principal payments of the debt based on rates available to the Company for debt with similar terms and remaining maturities, and the fair value of the conversion feature calculated based on the Black-Scholes-Merton valuation model. See Note 8 for further details on the terms of the related party convertible debt.

Revenue Recognition, Deferred Revenue and Customer Deposits

The Company recognizes product and services revenue in accordance with ASC 985-605, Revenue Recognition – Software (“ASC 985-605”), or ASC 605-25, Revenue Recognition – Multiple-Element Arrangements. The Company derives its product revenue primarily from the sale and licensing of a suite of desktop (endpoint) and infrastructure software products that combine to form an Avistar video-enabled visual communication and collaboration solution. Service revenue includes revenue from post-contract customer support, training and professional services such as software implementation and enhancement. The fair value of all product, post-contract customer support and training offered to customers is determined based on the price charged when such products or services are sold separately.

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

On September 8, 2008 and on September 9, 2008, the Company entered into a Licensed Works Agreement, Licensed Works Agreement Statement of Work and a Patent License Agreement with International Business Machines Corporation, or IBM, under which the Company agreed to integrate the Company’s bandwidth management technology and related intellectual property into future Lotus Unified Communications offerings by IBM, and to provide maintenance support services, for an initial non-refundable fee of $6.0 million of which $3.0 million, $1.5 million and $1.5 million were paid to the Company in 2008, 2009 and 2010, respectively. The Company determined the value of maintenance based on VSOE and allocated the residual portion of the initial $6.0 million to the integration project. The residual portion was recognized under the percentage of completion method, in accordance with the “Input Method”, and the maintenance revenue was recognized over the maintenance service period. As the Company believes there are no future deliverables associated with the intellectual property patent licenses, no additional provision for this element has been made.  The integration project was fully completed and delivered as of September 2010, with maintenance support services being the only undelivered element that was recognized as maintenance revenue over the service period through September 2011. The Company did not recognize any revenue related to the IBM agreement for the three months ended March 31, 2012 as the maintenance support services were fully completed and delivered as of September 2011. For the three months ended March 31, 2011, the Company recognized approximately $179,000 in maintenance revenue. In addition, under the agreements, IBM has agreed to make future royalty payments to the Company equal to two percent of the world-wide net revenue derived by IBM from Lotus Unified Communications products sold that exceeds a contractual base amount, and maintenance payments received from existing customers, which incorporate the Company’s technology.  No royalty revenue was recognized by the Company for the three months ended March 31, 2012 and 2011. The agreements have a six year term and are non-cancelable except upon material default by either party.  The agreements convey to IBM a non-exclusive world-wide license to the Company’s patent portfolio existing at the time of the agreements and for all subsequent patents issued with an effective filing date of up to five years from the date of the agreements.  The agreements also provide for a release of each party for any and all claims of past infringement.

On September 20, 2011, the Company entered into a modification of the Original Equipment Manufacturing and License Agreement dated July 31, 2008 (the “Original LifeSize Agreement”) with LifeSize Communications, Inc (“LifeSize”). Under the terms of the Original LifeSize Agreement, LifeSize was required to pay the Company a fixed quarterly minimum license and maintenance fee and based on its quarterly royalty report, an additional fee for units of the licensed products sold by LifeSize in excess of the quarterly minimum quantity and the maintenance sold by LifeSize beyond the first year of use.  In the modification, LifeSize agreed to pay the Company an upfront license and maintenance fee of $3.4 million for (i) up to a certain number of licensed products sold by LifeSize in lieu of the license and maintenance fees and minimum purchase requirements for the remaining term from July 2011 through June 2014 set forth in the Original LifeSize Agreement , (ii) a paid-up license to Avistar’s patents licensed under the original agreement, and (iii) two years of maintenance services commencing on September 20, 2011.  In the event that LifeSize sells more than the quantity of licensed products covered by the upfront fee, LifeSize shall pay the Company for the excess units at a stated unit license and annual maintenance fee.  As of the effective date of the modification of the Original LifeSize Agreement, maintenance service was the only undelivered element, as the licensed products were previously delivered pursuant to the initial terms of the Original LifeSize Agreement. The Company believes there are no future deliverables associated with the intellectual property patent licenses and thus no additional provision has been made.  The Company determined the value of maintenance based on VSOE of fair value and allocated the residual portion of the total $3.4 million proceeds to the license products. The Company recognized $112,500 in maintenance revenue for the three months ended March 31, 2012. The remaining amount of $662,500 allocated to maintenance and support services was included in deferred revenue as of March 31, 2012, and will be recognized ratably over the remaining maintenance and support period.

On September 22, 2011, the Company entered into a License and OEM Agreement (the “Citrix Agreement”) with Citrix Systems, Inc. (“Citrix”).  Under the agreement, the Company is required to create customized versions of Avistar’s voice and video software products that Citrix will have the rights to commercialize as bundled with Citrix’s products.  Citrix will also have the right to receive support and maintenance services from Avistar in connection with such products. The initial term of the agreement commences on September 22, 2011 and ends four years after Citrix’s commercial release of a Citrix product that includes the Avistar product or technology, and Citrix has the right to renew the agreement for an additional four year term.  Citrix has agreed to pay the Company a $7.7 million initial license fee for the technology deliverables and $1.0 million per year for maintenance and support fees for the initial term of the Citrix Agreement. As of March 31, 2012, a total of $6.0 million in license, service and maintenance fee was billed and collected from Citrix for project phases that have been delivered to and accepted by Citrix since the inception of the Citrix Agreement. In the event that Citrix renews the Citrix Agreement for a second four year term, it will pay a $2.0 million renewal fee for the license, and $1.25 million per year for maintenance and support fees.  Under the initial term of the Citrix Agreement, the Company is required to deliver the technology deliverables associated with its products to Citrix in successive phases.  The initial license fee and the first year maintenance and support fee totaling $8.7 million is payable in various installments subject to Citrix’s acceptance of the technology deliverables and refund provisions at each phase, whereby all or part of the previously paid license fee is refundable following a final rejection of the deliverable by Citrix and/or termination of the agreement depending on the project phase. The Company has determined the value of maintenance based on VSOE of fair value and allocated the residual portion of the initial $8.7 million to the development and customization of the technology deliverables. The amount of the residual portion that is fixed and determinable is recognizable under the percentage of completion method, in accordance with the “Input Method.” For the three months ended March 31, 2012, the Company recognized approximately $594,000 in product revenue and $907,000 in service revenue. As of March 31, 2012, a total of approximately $4.5 million in license, service and maintenance fees billed and collected from Citrix, of which approximately $3.8  million is subject to refund provisions, was recorded as deferred revenue and customer deposits in the accompanying condensed consolidated balance sheet.

Deferred revenue and customer deposits consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Current:
Deferred revenue	$2,588	$2,448
Customer deposits	3,750	4,750
Total current	$6,338	$7,198

Non-current:
Deferred revenue	$224	$360
Total non-current	$224	$360

Warranty

The Company’s software license contracts typically include industry-standard software performance warranty provisions. Historically, the Company has experienced no warranty claims. As such, the Company did not record a warranty accrual as of March 31, 2012 and December 31, 2011.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the service period.

The effect of recording stock-based compensation for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Stock-based compensation expense by type of award:
Employee stock options	$140	$160
Employee restricted stock units	118	120
Non-employee stock units	13	—
Non-employee restricted stock units	13	10
Employee stock purchase plan	16	15
Total stock-based compensation	300	305
Tax effect of stock-based compensation	—	—
Net effect of stock-based compensation on net loss/income	$300	$305

Valuation Assumptions for Stock-Based Compensation

The Company estimated the fair value of stock options granted under the 2009 Equity Incentive Plan, and rights to acquire stock granted under the employee stock purchase plan (“ESPP”) using a Black-Scholes-Merton valuation model, consistent with the provisions of ASC 718 and SEC Staff Accounting Bulletin (“SAB”) No. 107. The following weighted average assumptions and the straight-line attribution approach were used in estimating the fair value of employee stock option grants and ESPP shares for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Employee Stock Option Plan
Expected dividend	—%	—%
Average risk-free interest rate	0.7%	1.5%
Expected volatility	227%	161%
Expected term (years)	4.2	4.0

Employee Stock Purchase Plan
Expected dividend	—%	—%
Average risk-free interest rate	0.1%	0.2%
Expected volatility	345%	232%
Expected term (months)	6.0	6.0

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

Summary of Stock Options

Information regarding stock options outstanding at March 31, 2012 is summarized below (unaudited):

	Number of Shares	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of March 31, 2012
Options outstanding	7,664,286	$0.66	7.01	$27
Options vested and expected to vest	7,545,244	$0.67	6.98	$26
Options exercisable	4,571,705	$0.72	6.22	$16

The pretax intrinsic value of outstanding options is the difference between the closing price of Avistar stock of $0.45 per share as quoted on the OTC Market, an over-the-counter securities market, on March 31, 2012 and the exercise price, multiplied by the number of in-the-money options. The intrinsic value of options changes based on the fair market value of Avistar stock.

For the three months ended March 31, 2012 and 2011, the Company granted 281,500 and 147,500 stock options to employees, with an estimated total grant date fair value of approximately $129,000 and $63,000, or $0.46 and $0.42 per share, respectively.

As of March 31, 2012, the Company had an unrecognized stock-based compensation balance related to stock options of approximately $723,000 before estimated forfeitures and after actual cancellations. ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations,  the Company estimated that the stock-based compensation for the awards not expected to vest was approximately $127,000 as of March 31, 2012 and therefore, the unrecognized deferred stock-based compensation balance related to stock options was adjusted to approximately $596,000 after estimated forfeitures and after actual cancellations. This amount will be recognized over an estimated weighted average period of 1.05 years. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

Summary of Restricted Stock Units

Information regarding the restricted stock units outstanding as of March 31, 2012 is summarized below (unaudited):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of March 31, 2012
Restricted stock units outstanding	3,060,000	1.09	$1,377
Restricted stock units expected to vest	2,872,092	1.06	$1,292

The intrinsic value of the restricted stock units is calculated as the market value at end of the fiscal period, based on the closing price of Avistar shares as quoted on the OTC Market as of March 31, 2012 of $0.45 per share.

The Company granted 1,580,000 restricted stock units during the three months ended March 31, 2012. No restricted stock units were granted during the three months ended March 31, 2011. A total of 80,000 shares of restricted stock units vested during the three months ended March 31, 2011. No restricted stock units vested during the three months ended March 31, 2012.

As of March 31, 2012, the Company had an unrecognized stock-based compensation balance related to restricted stock units of approximately $817,000, adjusted for estimated forfeitures, which will be recognized over a weighted average period of approximately 1.25 years.

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

In accordance with ASC 820, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents) as of March 31, 2012 and, December 31, 2011 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Cash Equivalents (unaudited):
Money market funds	$5	$5	$ —	$ —
Total cash equivalents	$5	$5	$ —	$ —

4. Related Party Transactions

Dr. Gerald Burnett, the Company’s Chairman, has provided a collateralized guarantee to the Company’s financial institution, assuring payment of the Company’s obligations under the revolving line of credit facility agreements (see Note 8) since December 2006 and at each annual renewal thereafter. Dr. Burnett also issued a personal guarantee to the Company in March 2011 and 2012, assuring the Company a line of credit of $8.0 million and $6.0 million, respectively, with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution terminated. See Note 8 for further details.

On March 29, 2011, Avistar sold a 4.5% Convertible Subordinated Secured Note due 2013 in the principal amount of $3.0 million pursuant to a Convertible Note Purchase Agreement, dated as of March 29, 2011 among the Company and Chairman, Dr. Gerald Burnett. See Note 8 for further details.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Numerator – basic and diluted:
Net loss	$(1,443)	$(2,421)

Denominator – basic and diluted:
Weighted average shares outstanding	40,816	39,246

Net loss per share – basic and diluted	$(0.04)	$(0.06)

Due to a net loss for the three months ended March 31, 2012 and 2011, basic and diluted net loss per share are equivalent as the inclusion of potential common shares in the number of shares used for the diluted computation would be anti-dilutive to the net loss per share.

The Company excluded the following potential shares of common stock from the computation of diluted net loss per share for the respective periods presented because their effect would have been anti-dilutive (unaudited):

	Three Months Ended March 31,
	2012	2011
Number of Weighted Average Shares (in thousands):
Stock options	7,864	8,280
Restricted stock units	2,871	2,155
Related party convertible debt	4,286	4,286

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

Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if based upon the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions according to the provisions of ASC 740.  ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  No material changes have occurred in the Company’s tax positions taken as of December 31, 2011 during the three months ended March 31, 2012. As of December 31, 2011, the Company had a net deferred tax asset of approximately $28.2 million and unrecognized tax benefit under ASC 740 of approximately $1.1 million.  A valuation allowance has been provided for the entire net deferred tax assets.

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

	Intellectual Property Division	Products Division	Total
Three Months Ended March 31, 2012 (unaudited)
Revenue	$100	$2,396	$2,496
Depreciation expense	—	(30)	(30)
Stock-based compensation	(26)	(274)	(300)
Total costs and expenses	(57)	(3,829)	(3,886)
Other income (expense), net	—	(51)	(51)
Net income (loss)	42	(1,485)	(1,443)
Assets	430	2,829	3,259
Three Months Ended March 31, 2011 (unaudited)
Revenue	$106	$1,284	$1,390
Depreciation expense	—	(30)	(30)
Stock-based compensation	53	252	305
Total costs and expenses	207	3,575	3,782
Other income (expense), net	—	(27)	(27)
Net income (loss)	(101)	(2,320)	(2,421)
Assets	427	4,269	4,696

Revenues from two customers of the product division represent approximately 74% of the Company's consolidated revenue for the three months ended March 31, 2012. Revenues from four customers of the product division represent approximately 68% of the Company's consolidated revenue for three months ended March 31, 2011. No other customers individually accounted for greater than 10% of the Company's consolidated revenue for the three months ended March 31, 2012 and 2011.

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 19% and 53% of total revenue for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, international revenue from customers in the United Kingdom accounted for 14% and 29% of total revenue, respectively.  The Company had no significant long-lived assets in any country other than in the United States for any period presented.

8. Borrowings

Line of Credit

On December 22, 2011, the Company renewed and amended its revolving credit promissory note with a financial institution (the “Lender”) to extend the maturity date of the facility by one year to December 22, 2012, which provides the Company with a maximum revolving line of credit amount of $8.0 million from December 22, 2011 through and including March 13, 2012, and then a reduced maximum line of credit amount of $6.0 million from and after March 14, 2012 through the maturity date on December 22, 2012. The security agreement between the Company and the Lender granted the Lender a security interest in and right of setoff against substantially all of the Company's assets, tangible and intangible, and in connection with the issuance of the Note (as defined below), was amended to provide a senior security interest in certain assets of the Company to the Purchaser (as defined below) solely to secure the Company's obligations under the Note. The revolving credit facility is subject to annual renewal with the consent of Avistar and the Lender.  Dr. Gerald Burnett, the Company's Chairman, provided a collateralized guarantee to the Lender, assuring payment of the Company's obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility. Dr. Burnett also provided a personal guarantee assuring the Company a line of credit of $6.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason from December 22, 2012 to March 23, 2013. The revolving line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 0.90% or Prime Rate plus 1.00%. The Company elected Adjusted LIBOR plus 0.90% or 1.15% at March 31, 2012. The Company had a balance of $6.0 million outstanding as of March 31, 2012.

Related Party Convertible Debt

On March 29, 2011, the Company sold a 4.5% Convertible Subordinated Secured Note due 2013 in the principal amount of $3.0 million (the “Note”). The Note was sold pursuant to a Convertible Note Purchase Agreement, dated as of March 29, 2011 (the “Purchase Agreement”), among the Company and director Gerald Burnett (the “Purchaser”).  The Company’s obligations under the Note are secured by the grant of a security interest in substantially all tangible and intangible assets of the Company pursuant to a Security Agreement among the Company and the Purchaser dated as of March 29, 2011.   The Note has a two year term and is due on March 29, 2013.   Interest on the Note accrues at the rate of 4.5% per annum and is payable semi-annually in arrears on March 29 and September 29 of each year, commencing on September 29, 2011.  From the one year anniversary of the issuance of the Note until maturity, the holder of the Note is entitled to convert the Note into shares of common stock of the Company at an initial conversion price per share of $0.70.

9. Commitments and Contigencies

Facilities Leases

The Company leases its facilities under operating leases that expire at various dates through March 2017, and has subleased some of its operating facilities to third parties.

In February 2012, the Company, as subtenant, entered into a sublease agreement (the “Sublease Agreement”) with Webroot Inc, a Delaware corporation (the “Sublandlord”), to sublease approximately 13,384 square feet of office space located at 1855 South Grant Street, 4th Floor, San Mateo, California 94402 (the “Premises”). The Sublease Agreement is subject and subordinate to a certain master lease agreement by and between the Sublandlord, as tenant, and Crossroads Associates and Clocktower Associates, as landlord, dated March 17, 2010. The office space will be used as Avistar's corporate headquarters, replacing the Company's current lease with Crossroads Associates and Clocktower Associates for the office space located at 1875 South Grant Street, 10th Floor, San Mateo, California 94402. The term of the Sublease Agreement will commence on May 1, 2012 and terminate on April 30, 2015 (the “Sublease Term”) with early access to the Premises for move preparation on or after February 15, 2012. The Company does not have the right to extend the Sublease Term. Under the Sublease Agreement, the Company will pay a monthly base rent of approximately $32,000 per month for the third through the twelfth month of the Sublease Term, approximately $33,000 per month for the thirteenth through twenty fourth month of the Sublease Term, and approximately $35,000 per month for the twenty fifth through thirty sixth month of the Sublease Term. No rent will be due for the first two months of the Sublease Term. Additionally, throughout the Sublease Term, the Company shall pay the Sublandlord its share of certain additional operating costs as specified in the Sublease Agreement. Pursuant to and upon execution of the Sublease Agreement, the Company paid a security deposit of approximately $32,000 and the first full month rent of approximately $32,000 (to be applied to the third month of the Sublease Term) to the Sublandlord.

The future minimum lease commitments under all facility leases as of March 31, 2012, net of sublease proceeds, are as follows (in thousands):

	Minimum Lease Payments	Sublease Proceeds	Net
	(unaudited)	(unaudited)	(unaudited)
Nine Months Ending December 31,
2012	$426	$(222)	$204
Years Ending December 31,
2013	707	(296)	411
2014	723	(296)	427
2015	450	(302)	148
2016	311	(318)	(7)
Thereafter	78	(79)	(1)
Total future minimum lease payments	$2,695	$(1,513)	$1,182

Software Indemnifications

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally limited to the cost of products purchased per customer, but may be material when customer purchases since inception are considered in aggregate. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2012.

10. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board issued Accounting Standard Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). This statement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This statement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The Company adopted this statement on January 1, 2012. The adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

11. Subsequent Events

The Company has evaluated subsequent events and has concluded that no subsequent events have occurred since the quarter ended March 31, 2012 that required additional disclosure in the condensed consolidated financial statements.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 23, 2012.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains both historical information and forward-looking statements. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the various risks and other factors that were discussed under “Risk Factors” and elsewhere in the 2011 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. These factors may cause our actual results to differ materially from any forward looking statement.   Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.  These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.  In addition, historical information should not be considered an indicator of future performance.

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

We have three go-to-market strategies. Product and Technology Sales involve direct and channel sales of video and unified communications and collaboration solutions and associated support services to the Global 5000. Partner and Technology Licensing involves co-marketing, sales and development, embedding, integration and interoperability to enterprises. IP Licensing involves the prosecution, maintenance, support and generation of licensing revenue through either license or sale of the intellectual property that we have developed, some of which is used in our products.

Financial Highlights

•
Total revenue was $2.5 million for the quarter ended March 31, 2012, compared to $1.4 million for the same quarter in 2011, reflecting a substantial improvement in Product division (product and services, maintenance and support) revenue. The increase is primarily due to $1.5 million in product and service revenue from the license and OEM agreement with Citrix Systems, Inc. (“Citrix”).

•
Operating expense (research and development, sales and marketing, and general and administrative) was $2.8 million for the first quarter of 2012, as compared to $3.4 million for the same quarter in 2011. The reduction was mainly due to the reclassification of expenses from operating expense to cost of services, maintenance and support revenue for services delivered to Citrix.

•
Net loss in the first quarter of 2012 was $1.4 million, or $0.04 per basic and diluted share, as compared to a net loss of $2.4 million, or $0.06 per basic and diluted share, in the first quarter of 2011.

•
Cash and cash equivalents balance as of March 31, 2012 was $1.9 million. Cash used in operations during the three months ended March 31, 2012 was $0.8 million, compared to cash used in operations of $2.8 million for the three months ended March 31, 2011.

•
Total debt balance was $9.0 million as of March 31, 2012, consisting of $6.0 million in outstanding borrowing under the Company’s revolving line of credit facility and $3.0 million in principal amount of a 4.5% Convertible Subordinated Note due 2013.

Intellectual Property

Since inception, we have recognized the innovative value of our research and development efforts, and have invested in securing protection for these innovations through domestic and foreign patent applications and issuance. As of March 31, 2012, we held 2 issued U.S. patents and 1 issued Canadian patent, as well as 19 U.S. patent applications and 1 European patent application. We continue an active program to strategically grow and protect our intellectual property portfolio, primarily through the filing of patent applications, and to generate licensing revenue through our royalty rights under existing patent license agreements as well as new licensing or sale of our existing and future patent portfolio and patent applications.

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

Management believes that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2012 from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations

The following table sets forth data expressed as a percentage of total revenue for the periods indicated.

	Percentage of Total Revenue
	Three Months Ended March 31,
	2012	2011
Revenue:
Product	34%	34%
Patent licensing	4	8
Services, maintenance and support	62	58
Total revenue	100	100
Costs and Expenses:
Cost of product revenues	4	7
Cost of services, maintenance and support revenues	39	20
Research and development	45	104
Sales and marketing	26	65
General and administrative	42	76
Total costs and expenses	156	272
Loss from operations	(56)	(172)
Other income (expense), net	(2)	(2)
Loss before provision for income taxes	(58)	(174)
Provision for income taxes	—	—
Net loss	(58)%	(174)%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Revenue

Total revenue increased by $1.1 million or 80%, to $2.5 million for the three month period ended March 31, 2012, from $1.4 million for the three months ended March 31, 2011, due to the increase in product, and service, maintenance and support revenue.

•
Product revenue increased by $379,000 or 80%, to $853,000 for the three month period ended March 31, 2012 from $474,000 for the three months ended March 31, 2011. The increase was primarily due to recognition of $594,000 in software product revenue related to the license and OEM Agreement with Citrix.

•
Patent licensing revenue, relating to the licensing of our patent portfolio, decreased by $6,000 or 6%, to $100,000 for the three month period ended March 31, 2012 from $106,000 for the three months ended March 31, 2011.  This was primarily due to a decrease in estimated royalty revenue from Sony.

•
Services, maintenance and support revenue, which includes software implementation and enhancement, maintenance and support, increased by $733,000 or 90%, to $1.5 million for the three months ended March 31, 2012, from $810,000 for the three months ended March 31, 2011. This was primarily due to recognition of $907,000 in service revenue related to the license and OEM Agreement with Citrix.

For the three months ended March 31, 2012, revenue from two customers accounted for 74% of total revenue compared to four customers and 68% of total revenue for the three months ended March 31, 2011. No other customer accounted for greater than 10% of total revenue in either period.  The level of sales to any customer may vary from quarter to quarter. We expect that there will be significant customer concentration in future quarters. The loss of any one of those customers would have a materially adverse impact on our financial condition and operating results.

Costs and expenses

Cost of product revenue. Cost of product revenue increased by $17,000 or 18%, to $112,000 for the three months ended March 31, 2012 from $95,000 for the three months ended March 31, 2011, mainly attributable to an increase in third party vendor software license fees.

Cost of services, maintenance and support revenue. Cost of services, maintenance and support revenue increased by $691,000 or 253%, to $964,000 for the three months ended March 31, 2012, from $273,000 for the three months ended March 31, 2011. The increase was primarily due to allocation of engineering expenses to software implementation and enhancement services performed on the Citrix Agreement during the quarter ended March 31, 2012.

Research and development. Research and development expenses decreased by $327,000 or 23%, to $1.1 million for the three months ended March 31, 2012 from $1.4 million for the three months ended March 31, 2011. The decrease was primarily due to allocation of engineering expenses to cost of services, maintenance and support revenue associated with software implementation and enhancement services performed on the Citrix Agreement and a decrease in personnel expenses in the intellectual property division, partially offset by an increase in engineering headcount and an increase in external labor expenses to deliver or accelerate our product roadmap.

Sales and marketing. Sales and marketing expenses decreased by $265,000 or 29%, to $645,000 for the three months ended March 31, 2012, from $910,000 for the three months ended March 31, 2011, primarily due to a decrease in personnel expense resulting from headcount reduction and a decrease in marketing expenses.

General and administrative. General and administrative expenses decreased by $12,000 or 1% to $1.0 million for the three months ended March 31, 2012, from $1.1 million for the same period in 2011.

Other income (expense), net

Other income (expense), net increased by $24,000, or 89%, to a net expense of $51,000 for the three months ended March 31, 2012, from a net expense of $27,000 for the three months ended March 31, 2011, primarily due to interest expense on the related party convertible debt.

Liquidity and Capital Resources

We have historically funded our operations with revenues generated from our products, services and patents, line of credit, proceeds from patent litigation settlements, and public and private equity and debt financing.

We had cash and cash equivalents of approximately $1.9 million and $2.7 million as of March 31, 2012 and December 31, 2011, respectively. For the three months ended March 31, 2012, we had a net decrease in cash and cash equivalents of $859,000. The net cash used in operations of $780,000 for the three months ended March 31, 2012 resulted primarily from the net loss of $1.4 million, an increase in prepaid expense and other current assets of $117,000, a decrease in deferred revenue and customer deposits of $996,000, partially offset by an increase in accounts payable of $258,000, an adjustment for non cash stock based compensation expense of $300,000, and a decrease in accounts receivable of $1.2 million. The net cash used in investing activities of $64,000 for the three months ended March 31, 2012 was due to the purchase of equipment. The net cash used in financing activities of $15,000 for the three months ended March 31, 2012 related primarily to $40,000 of taxes paid related to net share settlement of equity awards and $25,000 in proceeds from the issuance of common stock pursuant to our employee stock purchase plan.

Our gross accounts receivable balance decreased by approximately $1.2 million or 69% to $544,000 million at March 31, 2012 from $1.8 million at December 31, 2011, mainly due to receipt of approximately $1.3 million during January 2012 for annual maintenance and services that was renewed and outstanding as of December 31, 2011. Our aggregate deferred revenue and customer deposit balance (current and non-current) decreased by approximately $996,000 or 13% to $6.6 million at March 31, 2012 from $7.6 million at December 31, 2011, mainly due to recognition of approximately $1.5 million in product and service revenue from Citrix and approximately $0.6 million in maintenance and service revenue from other customers, partially offset by approximately $1.1 million additional  license, service and maintenance fees, including $1.0 million from Citrix (see below), collected during the three months ended March 31, 2012

In February 2012, we, as subtenant, entered into a sublease agreement (the “Sublease Agreement”) with Webroot Inc, a Delaware corporation (the “Sublandlord”), to sublease approximately 13,384 square feet of office space located at 1855 South Grant Street, 4th Floor, San Mateo, California 94402 (the “Premises”). The Sublease Agreement is subject and subordinate to a certain master lease agreement by and between the Sublandlord, as tenant, and Crossroads Associates and Clocktower Associates, as landlord, dated March 17, 2010. The office space will be used as Avistar's corporate headquarters, replacing our current lease with Crossroads Associates and Clocktower Associates for the office space located at 1875 South Grant Street, 10th Floor, San Mateo, California 94402. The term of the Sublease Agreement will commence on May 1, 2012 and terminate on April 30, 2015 (the “Sublease Term”) with early access to the Premises for move preparation on or after February 15, 2012. We do not have the right to extend the Sublease Term. Under the Sublease Agreement, we will pay a monthly base rent of approximately $32,000 per month for the third through the twelfth month of the Sublease Term, approximately $33,000 per month for the thirteenth through twenty fourth month of the Sublease Term, and approximately $35,000 per month for the twenty fifth through thirty sixth month of the Sublease Term. No rent will be due for the first two months of the Sublease Term. Additionally, throughout the Sublease Term, we shall pay the Sublandlord its share of certain additional operating costs as specified in the Sublease Agreement. Pursuant to and upon execution of the Sublease Agreement, we paid a security deposit of approximately $32,000 and the first full month rent of approximately $32,000 (to be applied to the third month of the Sublease Term) to the Sublandlord.

At March 31, 2012, we had approximately $1.2 million in minimum commitments under non-cancelable operating leases net of sublease proceeds related to our office space facilities in California and New York.

As of March 31, 2012, we had no material off-balance sheet arrangements, other than the operating leases described above.  We enter into indemnification provisions under agreements with other companies in our ordinary course of business, typically with our contractors, customers, landlords and our investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally unlimited. As of March 31, 2012, we have not incurred material costs to defend lawsuits or settle claims related to these indemnifications agreements and therefore, we have no liabilities recorded for these agreements as of March 31, 2012.

On March 29, 2011, we sold a 4.5% Convertible Subordinated Secured Note due 2013 in the principal amount of $3.0 million (the “Note”). The Note was sold pursuant to a Convertible Note Purchase Agreement, dated as of March 29, 2011 (the “Purchase Agreement”), among us and our Chairman, Dr. Gerald Burnett (the “Purchaser”).  Our obligations under the Note are collateralized by the grant of a security interest in substantially all of our tangible and intangible assets pursuant to a Security Agreement among us and the Purchaser dated as of March 29, 2011.  The Note has a two year term and is due on March 29, 2013.  The Note may not be prepaid or redeemed prior to maturityInterest on the Note accrues at the rate of 4.5% per annum and is payable semi-annually in arrears on March 29 and September 29 of each year, commencing on September 29, 2011.  From the one year anniversary of the issuance of the Note until maturity, the holder of the Note is entitled to convert the Note into shares of our common stock at an initial conversion price per share of $0.70.

On December 22, 2011, we renewed and amended our revolving credit promissory note with a financial institution (the “Lender”) to extend the maturity date of the facility by one year to December 22, 2012, which provides the Company with a maximum revolving line of credit amount of $8.0 million from December 22, 2011 through and including March 13, 2012, and then a reduced maximum line of credit amount of $6.0 million from and after March 14, 2012 through the maturity date on December 22, 2012. Our security agreement with the Lender granted the Lender a security interest in and right of setoff against substantially all of our assets, tangible and intangible, and in connection with the issuance of the Note (see above), was amended to provide a senior security interest in certain assets of the Company to the Purchaser solely to secure the Company’s obligations under the Note. The revolving credit facility is subject to annual renewal with the consent of Avistar and the Lender.  Dr. Gerald Burnett, our Chairman, provided a collateralized guarantee to the Lender, assuring payment of our obligations under the agreement and as a consequence, there are no restrictive covenants, allowing us greater access to the full amount of the facility. Dr. Burnett also provided us with a personal guarantee assuring us a line of credit of $6.0 million with the same terms and mechanisms as the existing revolving line of credit in the event the existing revolving line of credit from the financial institution was unavailable for any reason from December 22, 2012 to March 23, 2013. The revolving line of credit requires monthly interest-only payments based on Adjusted LIBOR plus 0.90% or Prime Rate plus 1.00%. We elected Adjusted LIBOR plus 0.90% or 1.15% at March 31, 2012. We had a balance of $6.0 million outstanding as of March 31, 2012.

On September 22, 2011, we entered into a License and OEM Agreement (the “Citrix Agreement”) with Citrix Systems, Inc. (“Citrix”).  Under the agreement, we are required to create customized versions of Avistar’s voice and video software products that Citrix will have the rights to commercialize as bundled with Citrix’s products.  Citrix will also have the right to receive support and maintenance services from Avistar in connection with such products. The initial term of the agreement commences on September 22, 2011 and ends four years after Citrix’s commercial release of a Citrix product that includes the Avistar product or technology, and Citrix has the right to renew the agreement for an additional four year term.  Citrix has agreed to pay us a $7.7 million initial license fee for the technology deliverables and $1.0 million per year for maintenance and support fees for the initial term of the Citrix Agreement. As of March 31, 2012, a total of $6.0 million in license, service and maintenance fee was billed and collected from Citrix for project phases that have been delivered to and accepted by Citrix since the inception of the Citrix Agreement. In the event that Citrix renews the Citrix Agreement for a second four year term, it will pay a $2.0 million renewal fee for the license, and $1.25 million per year for maintenance and support fees.  Under the initial term of the Citrix Agreement, we are required to deliver the technology deliverables associated with our products to Citrix in successive phases.  The initial license fee and the first year maintenance and support fee totaling $8.7 million is payable in various installments subject to Citrix’s acceptance of the technology deliverables and refund provisions at each phase, whereby all or part of the previously paid license fee is refundable following a final rejection of the deliverable by Citrix and/or termination of the agreement depending on the project phase.  We have determined the value of maintenance based on VSOE of fair value and allocated the residual portion of the initial $8.7 million to the development and customization of the technology deliverables. The amount of the residual portion that is fixed and determinable is recognizable under the percentage of completion method, in accordance with the “Input Method.” For the three months ended March 31, 2012, we recognized approximately $594,000 in product revenue and $907,000 in service revenue. As of March 31, 2012, a total of approximately $4.5 million in license, service and maintenance fee billed and collected from Citrix, of which $3.8 million is subject to refund provisions, was recorded as deferred revenue and customer deposits in the accompanying condensed consolidated balance sheet.

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

Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks.  The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations.  Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2011 and in our other public filings.

This risks set forth below supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 62% of our common stock as of March 31, 2012. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by other investors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Avistar, which could cause the market price of our common stock to decline.

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

We recorded a net loss of $1.4 million for the three months ended March 31, 2012, a net loss of $6.4 million for fiscal year 2011, and a net income of $4.4 million for fiscal year 2010.  As of March 31, 2012, our accumulated deficit was $119.5 million.  Our revenue may not increase, or even remain at its current level.  In addition, our operating expenses, which have been reduced recently, may increase as we continue to develop our business and pursue licensing opportunities.  As a result, to become profitable, we will need to increase our revenue by increasing sales to existing customers and by attracting additional new customers, distribution partners and licensees.  If our revenue does not increase adequately, we may not become profitable.  Due to the volatility of our product and licensing revenue, we may not be able to achieve, sustain or increase profitability on a quarterly or annual basis.  If we fail to achieve or to maintain profitability or to sustain or grow our profits within the time frame expected by investors, the market price of our common stock may be adversely impacted.

Our expected future working capital needs may require that we seek additional debt or equity funding which, if not available on acceptable terms, could cause our business to suffer.

We may need to arrange for the availability of additional funding in order to meet our future business requirements. We have a revolving credit facility that matures on December 22, 2012, which provided us with a maximum line of credit amount of $8.0 million from December 22, 2011 through and including March 13, 2012, and then a reduced maximum line of credit of $6.0 million from and after March 14, 2012 through the maturity date on December 22, 2012. The total debt outstanding as of March 31, 2012 was $6.0 million. On March 29, 2011, we issued a 4.5% Convertible Subordinated Secured Note in the principal amount of $3.0 million, with a two year term due in 2013, to Dr. Gerald Burnett, our Chairman.  If we are unable to obtain additional funding when needed on acceptable terms, we may not be able to develop or enhance our products, take advantage of opportunities, respond to competitive pressures or unanticipated requirements, or finance our efforts to protect and enforce our intellectual property rights, which could seriously harm our business, financial condition, results of operations and ability to continue operations.  We have in the past, and may in the future, reduce our expenditures by reducing our employee headcount in order to better align our expenditures with our available resources.  Any such reductions may adversely affect our ability to maintain or grow our business.

Any significant changes in our organizational structure, sales, marketing and distribution strategies, licensing efforts and strategic direction, if unsuccessfully implemented, could adversely affect our business and results of operations.

We have experienced significant changes in our management structure and composition in the past.  In January 2009, Bob Habig resigned from the position of Chief Financial Officer and he was replaced in that position by Elias MurrayMetzger, our Corporate Controller at that time.  In July 2009, Simon Moss resigned from his positions as Chief Executive Officer and board member.  Shortly thereafter, Robert Kirk was appointed to replace Simon Moss as our Chief Executive Officer.  In August 2009, Darren Innes resigned from the position of General Manager and Vice President, Global Sales. In May 2011, Anton Rodde resigned from the position of President, Intellectual Property Division but still consults for the Company. In March 2012, J. Chris Lauwers resigned from his position as Chief Technology and Product Officer.

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

The market in which we operate is highly competitive. In addition, because our industry is relatively new and is characterized by rapid technological change, evolving user needs, developing industry standards and protocols and the introduction of new products and services, it is difficult for us to predict whether or when new competing technologies or new competitors will enter our market. Currently, our competition comes from many other kinds of companies, including communication equipment, integrated solution, broadcast video and stand-alone “point solution” providers. Within the video-enabled network communications market, we compete primarily against Polycom, Inc., Cisco Systems, Inc., Sony Corporation, Apple Inc., Radvision Ltd. and Emblaze-VCON Ltd.  Many of these companies, including Polycom, Inc., Cisco Systems, Inc., Sony Corporation, Radvision and Emblaze-VCON Ltd. have acquired rights to use our patented technology through licensing agreements with us, which, in some cases, include rights to use future patents filed by us.  With increasing interest in the power of video collaboration and the establishment of communities of users, we believe we face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as Cisco Systems, Inc., Avaya, Inc., Microsoft Corporation and Nortel Networks Corporation that enable web-based or network-based video communications with low-cost digital camera systems.

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

The U.S. and global economy has been in recession and our customers and potential customers, partners and distributors may delay or forego ordering our products, and we could fall short of our revenue expectations for 2012 and beyond. Slower growth among our customers, tightening of customers’ operating budgets, retrenchment in the capital markets and other general economic factors all have had, and could in the future have, a materially adverse effect on our revenue, capital resources, financial condition and results of operations.

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

International revenue, which consists of sales to customers with operations principally in Western Europe and Asia, comprised 19% and 53% of total revenue for the three months ended March 31, 2012 and 2011. Some of the risks we may encounter in conducting international business activities include the following:

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

Item 4.              Mine Safety Disclosures

Not applicable.

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
101*
The following materials are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements.

————————
*  The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of May 2012.

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
101*
The following materials are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to Condensed Consolidated Financial Statements.

————————
* The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.